Form 10-Q
period 2000-03-31
LANDSTAR INC
filed 2000-08-16
CIK 1068689

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON,D.C. 20549

FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITY EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2000

[ ]  TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITY EXCHANGE ACT OF 1934

Commission File No. 1-15597

LANDSTAR, INC.
(Exact name of registrant as specified in its charter)

Nevada                                    860914051
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)            Identification No.)

3795 Carey Road
Suite 600,
Victoria, British Columbia, Canada          V8Z 6T8
(Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code:(250) 475-6000

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports). and (2) has been subject to such filing requirements for the past 90 days.

Yes [x]                          No[ ]

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date:

Class: Common Stock, $.001 par value
Outstanding at March 31, 2000:  38,036,124 shares

LandStar Inc.

INDEX

PART I.  FINANCIAL INFORMATION              		    PAGE

Item 1.  Financial Statements

	 Consolidated Balance Sheet at March 31, 2000	     1

	 Consolidated Statement of Operations for the
	 Three Months Ended March 31, 2000 and 1999	     2

	 Consolidated Statement of Cash Flows for the
	 Three Months Ended March 31, 2000 and 1999	     3

	 Notes to Consolidated Financial Statements	     4

Item 2.	 Management's Discussion and Analysis of
	 Financial Condition and Results of Operations	     5

PART II. OTHER INFORMATION

Items 1 through 6					     6

SIGNATURES



				LANDSTAR INC.
			CONSOLIDATED BALANCE SHEET
	 	 	 AS AT MARCH 31, 2000
				(Unaudited)

				ASSETS

								2000
								----
CURRENT ASSETS

    Cash						    $   4,387
    Accounts receivable					       36,741
    Prepaids and deposits                                       7,767
							    ---------
							       48,895
							    ---------

FIXED ASSETS

    Plant and equipment					      716,965
    Leasehold improvements				       81,920
    Office equipment  					       21,616
    Less: Accumulated depreciation			      (44,007)
							    ----------
							      776,494
							    ----------
INTANGIBLE ASSET
-technology rights net of $169,660 accumulated amortization   715,708
							    ----------
							   $1,541,097
							    ==========


			LIABILITIES AND SHAREHOLDERS EQUITY

CURRENT LIABILITIES

    Accounts payable and accrued expenses		   $  301,563
    Accruals to related parties				      168,010
    Due to related party				      394,910
							   -----------
							      864,483
							   -----------
SHAREHOLDERS EQUITY

    Authorized: 100,000,000 common shares with a par value of $.001

    Issued: 38,036,124 shares				       38,036

    Additional paid-in capital				    4,453,707

    Common share subscriptions, 150,000 shares		       37,500

    Deficit						   (3,852,629)
							  ------------
							      676,614
							  ------------
							  $ 1,541,097


		CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
		   FOR THE THREE MONTHS ENDED MARCH 31, 2000
				(Unaudited)

						3 MONTHS	3 MONTHS
						  2000		  1999
						--------	--------

REVENUE						$    -  	$    -
						--------	--------

OPERATING COSTS AND EXPENSES

    Research and development			 13,985		    -
    General and administrative 			339,468	 	 576,696
						--------	--------

LOSS FROM OPERATIONS				353,453		 576,696
						--------	--------
NON-OPERATING INCOME AND EXPENSE

    Interest					 12,178		  3,350
    Depreciation and amortization		 63,000		 14,200
						-------		--------
						 75,178		 17,550
						-------		--------

NET LOSS				      $ 428,631	       $ 594,246
						=======		========

NET LOSS PER COMMON SHARE		      $    0.01	       $    0.06
					        =======		========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING		     37,789,457        9,615,000
					     ==========	       =========

				Page  2

			     LANDSTAR INC.
		  CONSOLIDATED STATEMENT OF CASH FLOWS
		FOR THE THREE MONTHS ENDED MARCH 31, 200O
				(Unaudited)

						3 MONTHS	3 MONTHS
						  2000		  1999
						--------	--------
OPERATING ACTIVITIES

    Net Loss for the Period		     $  (428,631)    $  (594,246)
    Add: Non-cash expenses
       - depreciation and amortization		  63,000	  14,200
       - shares for finders fees		    -		  65,000
    Increase (Decrease) in non-cash
       workingcapital items			 146,433	(360,306)
						---------	---------
						(219,198)	(875,352)
						---------	---------

INVESTING ACTIVITIES

    Additions to plant and equipment		(123,584)	  (6,304)
						---------	---------

FINANCING ACTIVITIES

    Issuance of common stock			 193,047	 755,500
    Advances from related parties		 144,080	 131,853
						---------	---------
						 337,127	 887,353
						---------	---------

NET INCREASE (DECREASE) IN CASH			  (5,655)	   5,697

CASH, beginning of period			  10,042	     317
						---------	---------
CASH, end of period			    $      4,387      $    6,014
						=========	=========


			      LANDSTAR INC
		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
			  AS AT MARCH 31, 2000


NOTE 1.  UNAUDITED INFORMATION

The consolidated balance sheet as of March 31, 2000 and the consolidated statements of operations for the three month periods ended March 31, 2000 and 1999 were taken from the Company's books and records without audit. However, in the opionion of management, such information includes all adjustments (consisting only of normal recurring accruals) which are necessary to properly reflect the consolidated financial position of the Company as of March 31, 2000 and the results of operations for the three months ended
March 31, 2000 and 1999.


Certain information and notes included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. Interim period results are not necessarily indicative of the results to be achieved for and entire year. These financial statements should be read in conjunction with the financial statements and notes to financial statements included in the Company's financial statements for the year ended December 31, 1999.

NOTE 2.  DUE TO RELATED COMPANY

Kentucky Financial Inc. is related to an officer and director of the Company. Kentucky advances funds and makes payments on behalf of the Company from time to time. The balance owing to Kentucky as at March 31, 2000 was $394,910. The balance is due on demand without interest.

NOTE 3.  COMMITMENTS

The Company leases office space from and entity affiliated with an officer and director of the Company for $4,750 per month. The term of the lease is through December, 2004. The Company also leases d warehouse space used for its pilot plant. The terms of the lease require monthly payments of $4,726 through September, 2000. Future minimum lease payments as of March 31, 2000 are as follows:


  Year ending December 31
  -----------------------
		2000		$  71,106
		2001		   57,000
		2002		   57,000
		2003		   57,000
		2004		   57,000


                 Management Discussion

Management is pleased with the progress made by the company during the first quarter of 2000. The company filed the 10-SB document on January 4, 2000 and received an initial comments letter from the SEC on March 17, 2000. The process of responding to comments continued in the second quarter with the most recent response being filed on July 24, 2000. A response to this submission is expected shortly.

The technical support group was enhanced during the first quarter with the engagement of Bill Klingensmith of Akron Consulting and Paul Standley of Zephyr Associates to design and execute a testing program on the de-vulcanization processes to determine the range of applications that will be suitable for the company's products. Testing results achieved through the end of June, have indicated a de-vulcanization level in the RU material in excess of 90% of cross-links being severed without significant lowering of the molecular weight of the compound. The technical team has also made significant strides in analyzing the proprietary reactive compounds used by the company with respect to locating domestic sources and supplies for manufacture of the compound in company facilities in North America.

The marketing team has also had a very active operation in the first half of 2000 with significant progress in incorporating the company's AMR/(Orion) and RU/(Sirius) materials in a variety of existing and new products. The material that can be produced with AMR includes a wide range of products which have been typically heat molded using crumb rubber and variety of polyurethane binders. With AMR/(Orion) material, these products can be extruded in some cases using up to 100% AMR at a very competitive price because of elimination of the polyurethane binders.

Management has focussed in the early part of 2000 on assembling a team of experienced managers for various facets of the evolving business. We believe strongly that in addition to the unique and valuable technology that the intellectual property assets of the company through the acquisition of experienced management personnel is critical to the development of the company. Management expects to conclude agreements in the third quarter that will put in place an extremely competent management team.

Management believes that in addition to acquiring feed stocks from current producers, the company must develop its own processing systems. The company believes that the preparation of product for market in addition to being marketed through the manufacture of products, will involve compounding and the company is evaluating alternatives in the acquisition of development and rubber compounding capacity.

The Company currently has no revenues as it is in the development stage. Monthly cash requirements to continue development and the recruitment of a full operating management team is approximately $150,000. It is the intention of the Company to complete at least one fully operating plant by the end of 2000 with a production capacity of approximately 50 tons per day of reactivated rubber. The estimated cost of this production faciltity would be between $1.5 and $2.5 million. The Company intends to obtain funds by means of private offerings of equity and debt securities or from bank or other traditional means of financing.

In conclusion, management feels that the consolidation of test results, development of management personnel, location and evaluation of processing systems and the review of potential acquisitions have resulted in the development of a position where the company is ready to make significant advances in the latter half of 2000 and early 2001.


On behalf of the Board,


/s/D.E. Fimrite
-------------------
D. Elroy Fimrite
President

LANDSTAR INC.

PART II.

OTHER INFORMATION

Item 1	Legal Proceedings

LEGAL PROCEEDINGS

On December 15, 1999, the Company filed a complaint in the Supreme Court of British Columbia (file no. C996620) against Walter Brandl, Dr. F. Kui Lim Lu, Peter Lochhead, Pollutec Resources Inc., GWN Pyrolytic Corp. and Jan Fikkert. Dr. F.
Kui Lim Lu beneficially owns more than five percent of the outstanding common stock of the Company and is a former director
of Rebound Rubber Corp., a subsidiary of the Company.     The
complaint alleges: i) intentional interference by the defendants with intention to induce the Guangzhou Research Institute to breach its contracts with the Company, ii) breach of contract by Dr. Lu, iii) conspiracy by the defendants to convert the Guangzhou Research Institute contracts or opportunity to their collective or individual benefit, iv) breach of confidence, v) intentional interference with business relations, and vi) defamation. The Company seeks monetary and injunctive relief.

The defendants have filed a statement of defense which denies each and every item in the statement of claim. The proceedings are currently progressing through production of documents and examinations for discovery. No trial date has been determined. The Company intends to vigorously pursue this matter.


 Item 2	Changes in Securities
	none

 Item 3	Defaults Upon Senior Securities
	none

 Item 4	Submission of Matters to a Vote of Security Holders
	none

 Item 5	Other Information
	none

 Item 6	Exhibits and Reports of Form 8-K
	none

LANDSTAR INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


on August 2, 2000


LANDSTAR INC.


BY:	/s/ D.E. Fimrite
	-----------------
	D. Elroy Fimrite
	President


BY:	/s/ M.C. PINCH
	-----------------
	Michael C. Pinch
	Secretary and Chief Financial Officer