Form 10-Q
period 2000-06-30
LANDSTAR INC
filed 2000-08-31
CIK 1068689

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON,D.C. 20549

FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITY EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2000

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

Class: Common Stock, $.001 par value
Outstanding at June 30, 2000:  38,436,124 shares

LandStar Inc.

INDEX

PART I.  FINANCIAL INFORMATION              		    PAGE

Item 1.  Financial Statements

	 Consolidated Balance Sheet at June 30, 2000	     1

	 Consolidated Statement of Operations for the
	 Six Months Ended June 30, 2000 and 1999	     2

	 Consolidated Statement of Cash Flows for the
	 Six Months Ended June 30, 2000 and 1999	     3

	 Notes to Consolidated Financial Statements	     4

Item 2.	 Management's Discussion and Analysis of
	 Financial Condition and Results of Operations	     5

PART II. OTHER INFORMATION

Items 1 through 6					     6

SIGNATURES



				LANDSTAR INC.
			CONSOLIDATED BALANCE SHEET
	 	 	 AS AT JUNE 30, 2000
				(Unaudited)

				ASSETS

								2000
								----
CURRENT ASSETS

    Cash						    $   3,491
    Accounts receivable					       54,703
    Prepaids and deposits                                      29,082
							    ---------
							       87,276
							    ---------

FIXED ASSETS

    Plant and equipment					      810,092
    Leasehold improvements				       83,024
    Office equipment  					       24,215
    Less: Accumulated depreciation			      (85,000)
							    ----------
							      832,331
							    ----------
INTANGIBLE ASSET
-technology rights net of $191,296 accumulated amortization   693,708
							    ----------
							   $1,613,315
							    ==========


			LIABILITIES AND SHAREHOLDERS EQUITY

CURRENT LIABILITIES

    Accounts payable and accrued expenses		   $  372,503
    Accruals to related parties				      280,639
    Due to related party				      419,442
							   -----------
							    1,072,584
							   -----------
SHAREHOLDERS EQUITY

    Authorized: 100,000,000 common shares with a par value of $.001

    Issued: 38,436,124 shares				       38,436

    Additional paid-in capital				    4,532,760

    Common share subscriptions				      398,571

    Deficit						   (4,429,036)
							  ------------
							      540,731
							  ------------
							  $ 1,613,315
							  ============


		CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
		   FOR THE SIX MONTHS ENDED JUNE 30, 2000
				(Unaudited)




								    For the
								    Period from
							       	    December 13,
								    1996(Date of
			3 MONTHS   6 MONTHS   3 MONTHS  6 MONTHS   incorporation)
			  2000	     2000	1999	  1999	    to June 30,
			--------   --------   --------	--------      2000
REVENUE			$    -     $    -    $    -     $    -
			--------   --------   --------  --------   --------------

OPERATING COSTS
AND EXPENSES

 Research and
   development		 51,895	    65,880        -         -	     114,101
 General and
   administrative 	468,034	   798,142    354,356   931,052	   2,796,297
			--------   -------    --------  --------   ---------

LOSS FROM OPERATIONS	519,929	   864,022    354,356   931,052    2,910,398
			--------   -------    --------  --------   ---------
NON-OPERATING INCOME
AND EXPENSE

 Interest		  2,838	    15,016	   294    3,644    1,142,342
 Depreciation &
   amortization  	 63,000	   126,000      14,200	 28,400	     276,296
			-------	  --------    --------  --------  ----------
			 65,838	   141,016      14,494	 32,044	   1,418,638
			-------	  --------    --------  --------  ----------

NET LOSS	      ($585,767)($1,005,038) (368,850) (963,096) ($4,329,036)
			=======	  ========    ========  ========  ==========

NET LOSS PER
COMMON SHARE  	      $  (0.02)  $  (0.03)    $ (0.01)   $(0.05)
		        =======   ========    ========  ========

WEIGHTED AVERAGE
NUMBER OF
COMMON SHARES
OUTSTANDING   	    38,236,000	 38,136,000   28,846,000  19,230,000
		   ===========	 ==========   ==========  ==========


			     LANDSTAR INC.
		  CONSOLIDATED STATEMENT OF CASH FLOWS
		FOR THE THREE MONTHS ENDED JUNE 30, 200O
				(Unaudited)

							    For the Period
							    From December
							    13,1996(Date of
							    incorporation)
				6 MONTHS	6 MONTHS     to June 30,
				 2000		  1999		2000
				--------	--------    ---------------
OPERATING ACTIVITIES

 Net Loss for the Period     $(1,005,038)    $  (963,096)    $  (4,329,036)
 Add: Non-cash expenses
  - depreciation and
    amortization		 126,000	  28,400	   276,296
  - value of beneficial
    conversion feature						 1,100,000
  - shares for finders
    fees		   	 -		  65,000	    65,000
 Increase (Decrease)
    in non-cash
    workingcapital items	   7,079	  78,326	   288,718
				---------	---------	 ----------
				(871,959)	(791,370)	(2,599,022)
				---------	---------	 ----------

INVESTING ACTIVITIES

    Acquisition of
     technoilogy rights						  (885,004)
    Payment to related
     party for technology					  (100,000)
    Additions to plant
     and equipment		(220,414)	(172,944)	  (917,331)
				---------	---------	  ---------
				(220,414)	(172,944)	(1,902,335)
				---------	---------	-----------
FINANCING ACTIVITIES

    Proceeds from debenture					   400,000
    Issuance of common
      stock			 633,571	 755,500         2,872,599
    Advances from related
      parties		 	 452,251	 197,964	 1,232,249
				---------	---------	 ---------
			       1,085,822	 953,464	 4,504,848
				---------	---------	 ---------

NET INCREASE (DECREASE) IN CASH	  (6,551)	 (10,850)	 $   3,491
								 =========

CASH, beginning of period	  10,042	     317
				---------	---------
CASH, end of period	    $      3,491     $   (10,533)
				=========	=========


			      LANDSTAR INC
		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
			  AS AT JUNE 30, 2000


NOTE 1.  UNAUDITED INFORMATION

The consolidated balance sheet as of June 30, 2000 and the consolidated statements of operations for the six month periods ended June 30, 2000 and 1999 were taken from the Company's books and records without audit. However, in the opionion of management, such information includes all adjustments (consisting only of normal recurring accruals) which are necessary to properly reflect the consolidated financial position of the Company as of June 30, 2000 and the results of operations for the six months ended
June 30, 2000 and 1999.


Certain information and notes included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. Interim period results are not necessarily indicative of the results to be achieved for and entire year. These financial statements should be read in conjunction with the financial statements and notes to financial statements included in the Company's Form 10-SB for the year ended December 31, 1999.

NOTE 2.  DUE TO RELATED COMPANY

Kentucky Financial Inc. is related to an officer and director of the Company. Kentucky advances funds and makes payments on behalf of the Company from time to time. The balance owing to Kentucky as at June 30, 2000 was $419,442. The balance is due on demand without interest.

NOTE 3.  COMMITMENTS

The Company leases office space from and entity affiliated with an officer and director of the Company for $4,750 per month. The term of the lease is through December, 2004. The Company also leases warehouse space used for its pilot plant. The terms of the lease require monthly payments of $4,726 through September, 2000. Future minimum lease payments as of June 30, 2000 are as follows:


  Year ending December 31
  -----------------------
		2000		$  42,678
		2001		   57,000
		2002		   57,000
		2003		   57,000
		2004		   57,000


                 Management Discussion

During the second quarter, management met with the technical team on several occasions to advance the testing and product development program. This was discussed in detail in the first quarter report. In addition, the Company is investigating opportunities in various locations in the United States for the establishment of a full production facility. No decision for a specific location has been made to date.

In anticipation of the establishment of a full production facility, the Company has hired Bob Phillips as a full time operations manager. Mr. Phillips is currently located at the Dayton facility, but will potentially relocate to wherever the new facility is established.
Mr. Phillips has 25 years experience in the automotive and rubber industry and has successfully set up and managed numerous plants throughout the United States.

Several meetings with companies involved in large corporate financing has also occurred during this quarter. The Company's prime objective in securing these funds is to acquire regionally based production facilities, however, several other corporate-wide initiatives would also be addressed.

The Company has responded to all comments related to the 10-SB document and is currently awaiting a reply from the SEC.

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

The defendants have filed a statement of defense which denies each and every item in the statement of claim. The proceedings are currently progressing through production of documents and examinations for discovery. A trial date of February 12, 2001 has been determined. The Company intends to vigorously pursue this matter.



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


on August 22, 2000


LANDSTAR INC.


BY:	/s/ D.E. Fimrite
	-----------------
	D. Elroy Fimrite
	President


BY:	/s/ M.C. PINCH
	-----------------
	Michael C. Pinch
	Secretary and Chief Financial Officer