Form 10-Q
period 2000-09-30
LANDSTAR INC
filed 2000-12-05
CIK 1068689

U.S SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB:

[x] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITY EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

[ ] TRANSACTION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-15597

LANDSTAR INC.
(Exact name of registrant as specified in its charter)

Nevada						860914051
(State or other jurisdiction of 		(I.R.S. Employer
incorporation or organization)			Identification No.)

3795 Carey Road,
Suite 600,
Victoria, British Columbia, Canada		V8Z 6T8
(Address 0f principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (250) 475-6000

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

Yes [x]				No [ ]

State the number of shares outstanding of each of the issuer's class of common equity as of the latest practicable date:

Class:  Common Stock, $.001 par value
Outstanding at September 30, 2000:  42,627,524 shares

LANDSTAR INC.

INDEX
PART I		FINANCIAL INFORMATION				PAGE

Item 1.		Financial Statements

			Consolidated Balance Sheet at
			September 30, 2000				1

			Consolidated Statement of Operations
			for the Nine Months Ended
			September 30, 2000 and 1999			2

			Consolidated Statement of Cash Flows
			for the Nine Months Ended
			September 30, 2000 and 1999			3

			Notes to Consolidated Financial
			Statements						4

Item 2.		Management's Discussion and Analysis of
			Financial Condition and Results of
			Operations						5

			OTHER INFORMATION

PART II

		Items 1 through 6						6

SIGNATURES									7


				LandStar,Inc
			  Consolidated Balance Sheet
			   As At September 30, 2000
				(Unaudited)

         						2000
							----
				ASSETS
CURRENT ASSETS

	Cash						$ 5,460
	Accounts Receivable		 	 10,324
	Prepaids and Deposits		 	 26,087
							  ------
							  41,871
						 	 ------

FIXED ASSETS

	Plant and Equipment			 840,038
	Leasehold Improvements			  83,024
	Office Equipment				  25,164
	Less: Accumulated Depreciation	(125,964)
							---------
							 822,262
							---------

INTANGIBLE ASSET - technology rights net of
	$213,296 accumulated amortization 	 671,708
							---------
						    $1,535,841
						     ==========

			LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES

	Accounts payable and accrued expenses    $ 271,475
	Accruals to related parties			 271,717
	Due to related party				 287,072
								---------
								 830,264
								---------

SHAREHOLDERS' EQUITY

	Authorized: 100,000,000 common share
	 with a par value of $.001

	Issued:  42,627,524 shares			  42,627

	Additional paid-in capital		     5,576,416

	Common share subscriptions,
	320,000 shares	  				  72,500

	Deficit					    (4,985,966)
						     	    -----------
								 705,577
						     	    -----------
						    	   $ 1,535,841
						          ===========

		     Consolidated Statement of Operations and
		Deficit for the Nine Months ended September 30, 2000
				(Unaudited)

				3 Months    9 Months    3 Months   9 Months   Period
			 	   2000         2000	  2000       2000     December 13, 1996
				-------      -------    --------    ------    (date of
											     incorporation)
											     to September 30,
									      	     2000
								     			     ---------------

REVENUE			$    -      $   -        $   -       $   -      $    -
		       	---------    ---------   ---------   --------  -------------

OPERATING COSTS
AND EXPENSES
Research & Development    23,294      89,174      29,365      29,365     137,395
General & Administrative 468,924   1,267,066   1,177,587   2,108,639   3,265,221
				---------   ---------   ---------  ----------  -----------

LOSS FROM OPERATIONS	 (492,218) (1,356,240) (1,206,952) (2,138,004) (3,402,616)
				 ---------  ---------   ---------   ----------  -----------

NON-OPERATING INCOME
AND EXPENSE
  Interest		   	    1,712      16,728         726       4,370   1,145,180
  Depreciation &
   Amortization		   63,000     189,000     156,880     185,280     339,296
				----------    --------    ---------   --------    --------
			   	   64,712     205,728     157,606     189,650   1,484,476
				----------   --------    ---------   ---------- ----------

NET LOSS			$(556,930)  (1,561,968)  (1,364,558) (2,327,654) (4,887,092)
				==========   =========   ==========  ===========  ===========

NET LOSS PER
COMMON SHARE		 $  (0.01)    $  (0.04)   $   (0.04)   $  (0.11)
				==========   ==========  ===========  ===========

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
OUTSTANDING			40,532,000   39,962,000   32,239,000   20,497,000
				=======================   ========================


				LandStar, Inc.
		   Consolidated Statement of Cash Flows
	        For the Nine Months Ended September 30, 2000
				(Unaudited)

   						   		   		   			  				9 Months	9 Months	Period December 13,1996
			  			2000		 2000		(date of incorporation)
						--------	--------	to September 30, 2000
										-----------------------

OPERATING ACTIVITIES

  Net Loss for the Period  	 $(1,561,968)     $(2,327,654)	$ (4,887,092)
  Add: Non cash expenses
   - depreciation &
	amortization		     189,000	    185,280	    	     339,296
   - value of beneficial
        conversion			   -   	  1,100,000	   	   1,100,000
   - shares for finders fees  	   -		     65,000	     	      65,000
  Increase (Decrease) in non-cash
   working capital items	    (46,611)	    428,382	           236,154
			   		    --------	   ----------	 ------------
			     		 (1,419,579)	   (548,992)	  (3,146,642)
			    		 ------------        ----------	 ------------

INVESTING ACTIVITIES

  Acquisition of technology
	       	 rights		-		   (238,750)	    (885,004)
  Payment to related party
    for technology	            -		       -    	    (100,000)
  Additions to plant and
    equipment		         (251,309)	   (645,924)	    (948,226)
			              ------------       ----------	--------------
			       	   (251,309)	   (884,674)	  (1,933,230)
			   		 -------------       ----------     --------------

FINANCING ACTIVITIES

  Proceeds from debenture	  	-		    284,400	    	     400,000
  Issuance of common stock      1,355,347	        1,024,000	  	   3,594,375
  Advances from related
    parties		        	    310,959		    126,664	   	   1,090,957
			    		-------------     -----------		---------------
			      	  1,666,306	        1,435,064	   	   5,085,332
			    		-------------     -----------		---------------

NET INCREASE (DECREASE)
IN CASH				     (4,582)	      1,398	      	 5,460
											================

CASH, beginning of period	     10,042		        326
			    		-------------     ------------

CASH, end of period		    $ 5,460		      1,724
			   	      =============     ============



				Landstar Inc.
		Notes to Consolidated Financial Statements
			As at September 30, 2000


  NOTE 1.  UNAUDITED INFORMATION

  The consolidated balance sheet as of September 30, 2000 and the consolidated statements of operations for the nine month periods ended September 30, 2000 and 1999 were taken from the Company's books and records without audit. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring accruals) which are necessary to properly reflect the consolidated financial position of the Company as of September 30, 2000 and the results of operations for the nine months ended September 30, 2000 and 1999.

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

  NOTE 2.  DUE TO RELATED COMPANY

  Kentucky Financial Inc. is related to an officer and director of the Company. Kentucky advances funds and makes payments on behalf of the Company from time to time. The balance owing to Kentucky as at September 30, 2000 was $287,072. The balance is due on demand without interest.

  NOTE 3.  COMMITMENTS

  The Company leases office space from an entity affiliated with an officer and director of the Company for $4,750 per month. The term of the lease is through December, 2004. The Company also leases warehouse space used for its pilot plant at a monthly rate of $4,693.

  Future minimum lease payments as of September 30, 2000 are as follows:

Year ending December 31
-----------------------
	2000				$ 28,329
	2001				  57,000
	2002				  57,000
	2003				  57,000
	2004				  57,000



				   LandStar, Inc.
				Management Discussion
				As at September 30, 2000


The events of this quarter reflect the beginning of the transition from a Company under development to an operating entity. In prior periods, the Company has established the credentials of the technology through independent testing and has built a pilot plant to demonstrate the viability of the technology. This facility also serves as a platform for refinement and enhancement of the rubber activation manufacture process. The evolving operations require centralized direction and this requirement has been addressed by the Company through selection of Nashville, Tennessee as head office.

Competent management, effective strategy and adequate resources must compliment viable technology in order to build a viable business. Marginal participants with a high rate of business failure have characterized the rubber recycling industry. Company management has designed a strategy to neutralize the effects of these failures and accelerate the growth of the Company through prudent acquisition of discounted infrastructure and resources.

The Comapny has expanded the management team with engagement of Mike Elles-VP Business Development, Bill Klingensmith-VP Market Development, Paul Standley-VP Technology, Bob Phillips-VP Operations and
Dan McVicker-VP General Counsel. The Company is confident that accumulation of this array of competence is unique in the world of rubber recycling. We believe that the ability to attract this caliber of management talent is an attestation to the veracity of the technology and an expression of faith in the integrity of the technology implementation strategy.

The Company was also successful during the quarter in achieving effectiveness of full reporting status under the Securities Act of 1933. While this process extended longer than anticipated, the Company is pleased that the result of the review process is a public document that clearly reflects the evolution of the Company and forms a solid foundation for future filings by the Company. In preparation for pending corporate developments, the Company has commenced restructuring of the Board of Directors. The addition of Mr. Carl Buccellato significantly enhances the public company administration depth of experience. Mr. Buccellato has been a leading participant in a number of prominent public companies and currently serves as a director and mentor of several pubcos. The appointment of Mr. Dan McVicker to the board provides a solid source of legal guidance, enhances the Company's ability to understand and adhere to securities regulations and assists the Company in addressing potential corporate liability issues.

The Company concluded the quarter with participation in the review and registration ceremony of the Guangzhou Research Institute for Utilization of Reclaimed Resources' new "penetrating" devulcanization technology "RU" rubber, held in Guangzhou, P.R. China. This unique technology achieves a very high level of devulcanization while maintaining a significant level of chemical, physical and dynamic properties.

The Company intends to evolve through strategic acquisition and development in three core areas of business activities: 1) Production of activated rubber materials in sheet, powder and compound forms,
2) Production of value added products from crumb rubber, fine powders, fiber and steel, and 3) Production of processing systems and equipment for rubber reduction and manufacture. The Company is confident that significant advancement of these core business activities will occur as the Company moves through the last quarter of 2000.

The Company currently has no revenues as it is in the development stage. Monthly cash requirements to continue development and the recruitment of a full operating management team is approximately $200,000. It is the intention of the Company to continue development as described above. Financing of acquisitions or plant expansions will be by means of private offerings of equity and debt securities or from bank or other traditional means of financing.

LANDSTAR INC.

PART II,

OTHER INFORMATION

	Item 1.   Legal Proceedings

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

Vaughn Interior Concepts Inc. has filed a claim against the Company (Case No. 00-1407) in connection with a sub contract in Dayton, Ohio. The Company is prepared to proceed to trial to resolve the dispute if a settlement is not reached. The total amount of the claim is approximately $45,000.

	Item 2.	Changes in Securities
		   	none

	Item 3.    	Defaults Upon Senior Securities
       		none

	Item 4.    	Submission of Matters to a Vote of Security Holders
		   	none

	Item 5.	Other Information
		   	none

	Item 6.	Exhibits and Reports of Form 8-K
		   	none


					6

LANDSTAR INC.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



on November 16, 2000


LANDSTAR INC.


By:	/s/ D.E. Fimrite
	----------------
	D.Elroy Fimrite
	President



By:	/s/ Phil Pimlott
	----------------
	Phil Pimlott
	Executive Vice President