Form 10KSB
period 2000-12-31
LANDSTAR INC
filed 2001-04-17
CIK 1068689

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------
                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 1-15597

                                 LandStar, Inc.
             (Exact name of registrant as specified in its charter)


             Nevada                                            86-0914051
 (State of jurisdiction of                                  (I.R.S. employer
incorporation or organization)                             identification no.)



                         15825 N. 71st Street, Suite 205
                            Scottsdale, Arizona 85254
          (Address of Principal Executive Offices, including zip code)

                                 (480) 596-8400
              (Registrant's Telephone Number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

        Securities to be registered pursuant to Section 12(g) of the Act:
                     Common Stock, $.001 par value per share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2001 was $8,534,827. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Number of shares of common stock outstanding as of March 31, 2001:  45,354,524.

Documents Incorporated by Reference:  none

                                 LandStar, Inc.
                    Fiscal Year 2000 Form 10-K Annual Report

                    ----------------------------------------

                                TABLE OF CONTENTS
                                                                          PAGE

PART I

Item 1.  Business                                                           1

Item 2.  Properties                                                        13

Item 3.  Legal Proceedings                                                 13

Item 4.  Submission of Matters to a Vote
         of Security Holders                                               13

PART II

Item 5.  Market for Registrant's Common Equity                             14
         and Related Stockholder Matters

Item 6.  Selected Financial Data                                           16

Item 7.  Management's Discussion and Analysis
         of Financial Condition and Results of                             16
         Operations

Item 8.  Financial Statements and                                          19
         Supplementary Data

Item 9.  Changes In and Disagreements with                               F-10
         Accountants on Accounting and
         Financial Disclosure

PART III

Item 10. Directors and Executive Officers of                               20
         the Registrant

Item 11. Executive Compensation                                            22

Item 12. Security Ownership of Certain
         Beneficial Owners and Management                                  23

Item 13. Certain Relationships and                                         24
         Related Transactions

PART IV

Item 14. Exhibits, Financial Statement Schedules                           26
         and Reports on Form 8-K

         Signatures

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Position and Results of Operations--Factors That May Affect Future Results and Market Price of Stock". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to those forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in fiscal year 2001.

                                            PART I

Item 1.  Business

Background and Business Development

LandStar, Inc. was incorporated as a Nevada corporation on May 4, 1998, for the purpose of purchasing, developing and reselling real property, with its principal focus on the development of raw land. From incorporation through December 31, 1998, LandStar had no business operations and was a development-stage company. LandStar did not purchase or develop any properties and subsequently determined to change its business plan and operations. On March 31, 1999, the Company acquired approximately 98.5% of the common stock of Rebound Rubber Corp. pursuant to a share exchange agreement with Rebound Rubber Corp. and substantially all of Rebound Rubber's shareholders. The acquisition was effected by issue of 14,500,100 shares which constituted 14.5% of the 100,000,000 authorized shares of LandStar and 50.6% of the 28,622,100 issued and outstanding shares on completion of the acquisition. The acquisition was treated for accounting purposes as a continuation of Rebound Rubber under the LandStar capital structure. LandStar originally issued 1,000,000 founders shares and sold 1,600,000 shares to initial subscribers for a total of 2,600,000. Due to the consolidation method the attached consolidated statements record these initial LandStar shares as "Shares issued in March 1999 to acquire net assets of LandStar". If viewed from a non-consolidated perspective, on March 31, 1999 LandStar issued 14,500,100 shares for the acquisition of the shares of Rebound Rubber. At the same time LandStar issued 8,500,000 shares for acquisition of the joint venture interest of United Trans-Western, Inc., issued 2,762,000 shares for cash and issued 260,000 shares for finders fees. The cumulative effect of the four issues increased the shares outstanding in LandStar from 2,600,000 to 28,622,100. Rebound Rubber Corp. owns an exclusive North American license granted by the Guangzhou Research Institute for the Utilization of Reusable Resources, P.R. of China, pursuant to a technology for the reclamation and de-vulcanizing of recycled rubber.

Rebound Rubber Corp. was originally formed on December 13, 1996 in the Province of Alberta, Canada under the name 721097 Alberta Ltd. as a private limited liability corporation, and subsequently changed its name to Rebound

Rubber Corp. on May 20, 1997. Rebound Rubber was initially formed as a corporate vehicle to acquire certain rubber recycling technology from the Guangzhou Research Institute for the Utilization of Reusable Resources, P.R. of China (hereinafter the Guangzhou Research Institute). The Guangzhou Research Institute is a research institute owned by the Government of the P.R. China. The P.R. of China central government mandates the Guangzhou Research Institute to research recycling of waste rubber products. In early 1996, the principal officers and directors of Rebound Rubber met with members of the Guangzhou Research Institute. The proponents conducted a thorough technology review and due diligence examination of the rubber recycling technology throughout 1996 and early 1997. This review included but was not limited to the following: (1) de-vulcanizing testing procedures and test results; (2) observing the complete processing of used tires to "crumb", (the granular material produced by the shredding and grinding of recycled rubber is called crumb rubber) the activation of the crumb and the processing of the activated modified rubber powder ("AMR") in substantial ratios with new rubber back into new tires; (3) visiting a number of manufacturing operations and observing AMR being used in a variety of new rubber products; (4) research into other claims of de-vulcanizing technologies to determine whether there were any other true de-vulcanizing processes in commercial production anywhere in the world; (5) review of proprietary rights, Chinese patents/registrations pursuant to the technology; (6) review of chemicals used in activation process pursuant to environmental and workplace hazards; and (7) review of availability and pricing of reactivation chemicals and crumb rubber supplies.

Following the due diligence process, Rebound Rubber entered into three contracts with the Guangzhou Research Institute. The three agreements were signed on March 12, 1997 with a series of payments being made in 1997 and 1998. The payment schedules provided for in the agreements were altered by verbal agreements without amendments in writing to the contracts being affected. The final payment and official declaration of completion of the technology acquisition was announced in a public news conference in Guangzhou P.R. China on May 12, 1998 and was reported in local and official media in China.

The three agreements are as follows:

Rebound Rubber acquired a license to the exclusive North American rights to the AMR (30-40 mesh crumb) technology and the scrap latex reactivation technology, in exchange for a one-time license fee of $500,000. This technology was assigned the process identification name of "AMR", an apparent acronym for "activated modified rubber". The license is perpetual and no further fees are required. The license also grants Rebound Rubber non-exclusive rights to establish production operations anywhere in the world.

Rebound Rubber acquired a license to the exclusive North American rights and non-exclusive operating rights in other parts of the world to a new activation technology that uses 4-28 mesh crumb rubber and achieves a high level of de-vulcanization, in exchange for a one-time license fee of $400,000. This technology was assigned the process identification name of "RU" rubber. There is no apparent significance to the letters "RU" and the letters are not an acronym. The license is perpetual and no further fees are required. Rebound Rubber also funded some research and development efforts for this technology.

Rebound Rubber entered into an agency agreement with the Guangzhou Research Institute in which Rebound Rubber is authorized to market the rubber recycling technologies throughout the world. This agreement provides for a revenue sharing between Rebound Rubber and the Guangzhou Research Institute for licensing agreements with third parties negotiated by Rebound Rubber. The agreements with the Guangzhou Research Institute provide for the Company having exclusive rights of usage of the technologies throughout North America and non-exclusive rights wherever else in the world the Company sets up manufacturing operations, without any further payment. Under the terms of the Letter of Appointment, the Company is appointed to market the technologies in areas outside China. The terms of the Letter of Appointment provide that in these markets the revenues derived from such contracts shall be shared between the Company and the Guangzhou Research Institute in accordance with the Letter of Appointment.

In May 1997, United Trans-Western, Inc., a Delaware corporation, acquired 100% of the shares of Rebound Rubber Corp. from D.Elroy Fimrite for a purchase price of $1,000 and assumed responsibility for market development. United Trans-Western also conducted extensive research into tire collection, shredding and crumb production operations, product quality, crumbing methods and profitability. In conjunction with the acquisition of Rebound Rubber by United Trans-Western, D. Elroy Fimrite and Michael C. Pinch were appointed to the board of directors of United Trans-Western, and assumed the positions of president and chief financial officer, respectively. During the period that United Trans-Western, Inc. owned the shares of Rebound Rubber Corp., Kentucky Financial Inc. (a company related to D. Elroy Fimrite) provided debt financing to Rebound Rubber Corp. in the amount of $750,000. In March, 1998 United Trans-Western, Inc. sold all of its shares of Rebound Rubber Corp. to Kentucky Financial Inc. for $1,000 with a requirement that Kentucky Financial Inc. convert its loans to Rebound Rubber Corp. into shares of Rebound Rubber Corp. and United Trans-Western retained an interest in a joint venture agreement with Rebound Rubber, for the development, implementation and exploitation of the rubber recycling technology in the United States market. Subsequently, in connection with the share exchange agreement between Rebound Rubber and LandStar, on December 31, 1998 LandStar entered into a purchase agreement with United Trans-Western to acquire all of United Trans-Western's interest in the joint venture. The acquisition was effective March 31, 1999 and LandStar issued 8,500,000 shares of its common stock and paid $100,000 cash to United Trans-Western in the transaction.

The share exchange with Rebound Rubber and the joint venture acquisition from United Trans-Western were effective on March 31, 1999 and resulted in a change of control of LandStar and the appointment of new officers and directors of the Company. These transactions also redefined the focus of the Company on the development and exploitation of the technology to de-vulcanize and reactivate recycled rubber for resale as a raw material in the production of new rubber products. The Company's business strategy was to demonstrate to potential customers that activated modified rubber powder (AMR) and RU rubber can be produced in substantial quantities on a consistent basis and that AMR and RU chemical and physical properties confirm AMR and RU materials as viable rubber substitutes. The Company intends to develop operational facilities that will apply the AMR and RU technologies to vulcanized crumb rubber and sell the resulting de-vulcanized material (and compounds using the materials) to manufacturers of rubber products. The Company constructed and operated a production prototype demonstration plant in Dayton, Ohio for the purpose of producing commercial quantities of de-vulcanized materials and demonstrating the process to potential customers. The Company has not completed a sale to any potential customer, as the Company has not produced sufficient volume in the pilot plant to provide goods for sale. The demonstration plant is being dismantled and relocated at this time. In addition, the Dayton facility contained a lab, which will be used in the future for the development of rubber compounds using substantial quantities of AMR and RU materials in combination with various plastics, natural rubber and synthetic rubbers.

LandStar relocated its executive offices to 15825 N. 71st Street, Suite 205, Scottsdale, Arizona 85254 in January 2001 in conjunction with the acquisition of Polytek Rubber & Recycling, Inc. The Company also maintains a web site at www.ldsr.com. Information accessed on or through the Company's web site does not constitute a part of this Annual Report.

Rubber Recycling Industry

The Company believes that the market for new raw rubber or equivalent is enormous, with North America alone using over 10 billion pounds every year. The auto industry consumes approximately 79% of new rubber and 57% of synthetic rubber. To date, recycled rubber in significant quantities has not been used as a replacement for new or synthetic rubber, largely because required properties could not be achieved. The rubber industry has focused on the disposal of waste rubber rather than on recapturing the economic value of the resources incorporated in the waste. As a consequence, the uses for waste rubber have been of low economic value resulting in low volumes of recycling, accumulation of tire stockpiles, and an industry characterized by low profitability and business failures. Tires are the most visible of waste rubber products; the accumulation of discarded rubber tires is increasing worldwide at an alarming rate with very few cost-effective ways of recycling the resources. North America alone generates approximately 300 million waste tires annually, with over half of them being added to the already huge stockpiles. It is estimated that less than 10% of waste rubber is reused in any kind of new product. The United States, the European Union, Eastern Europe, Latin America, Japan and the Middle East collectively produce about one billion tires annually with large accumulations stockpiled in Europe and North America. This provides a significant source of raw materials for a viable recycling application.

In general, the rubber recycling process commences with the collection and shredding of discarded tires. Numerous types of equipment and processes exist for the shredding, grinding and separating of tires. A shredding process reduces the rubber to a granular material with some steel and other fibers removed. Secondary grinding reduces the granular material to a desired mesh size with all steel and other fibers removed. The resulting rubber powder is then ready for product remanufacture. However, the volume of applications that can utilize this inert material in substantial ratios is limited to products that do not require vulcanization. There have been significant prior attempts at recycling rubber. It is estimated that a waste tire contains approximately 75% rubber, which has been changed only about 15-20% from its original properties. The difficulty in recycling rubber has traditionally been with de-vulcanizing the rubber without compromising its properties. Vulcanization is the process by which an agent, such as sulfur, is added to rubber in the manufacturing process to give the product certain required characteristics, such as strength, hardness and elasticity. Generally, the more vulcanizing agent that is used, the harder the resultant rubber product will be. Likewise, in the rubber recycling process, de-vulcanization is the process by which the sulfur molecules are de-linked from the rubber molecules, thereby facilitating the formation of new cross-linking structures. Two general rubber recycling processes have been developed: modified oil process and water-oil process. With each of these processes, oil and a reclaiming agent are added to the reclaimed rubber powder, treated at high temperatures and under high pressure for a long period (5-12 hours) in special equipment, and require strong mechanical post-processing efforts. The reclaimed rubber from these processes has degraded properties and is generally not suitable for use in many products, including tire compounds. Typically, these alternative de-vulcanization processes have resulted in low levels of de-vulcanization, have failed to produce consistent quality or have been prohibitively expensive. The Company believes that its AMR and RU processes produce new polymer compounds with consistent properties that approach the properties of natural and synthetic rubber, with a significant price advantage.

The LandStar Strategy

The Company's strategy is to be a leading provider of activated modified rubber (AMR and RU) through its proprietary processes and de-vulcanization and reactivation technology, and to be a recognized supplier of reusable recycled rubber for use in rubber manufacturing applications. The Company's process is simple and facilitates the de-vulcanization of the rubber, while maintaining much of the rubber's original properties.

The Company also expects to be the leading provider of crumb rubber in the world. The Company initiated this strategy with the acquisition of Polytek Rubber & Recycling, Inc. on January 8, 2001. This is discussed in more detail under "Acquisitions".

LandStar's Business

LandStar's Process - De-vulcanization and Reactivation

The reactivation technology licensed by the Company exploits the molecular characteristics of vulcanized rubber powder in conjunction with the use of an activator, a modifier and an accelerator reacting homogeneously with each particle of rubber. The chemical reaction that occurs in the mixing process facilitates the de-linking of the sulfur molecules thus enabling a re-enactment of the characteristics of natural or synthetic rubber. A mixture of chemical additives are added to the rubber crumb in a mixer and mixed for approximately five minutes, after which the reactivated crumb passes through a cooling process and is then ready for packaging.

In the production of the RU rubber, the material is further processed on a mixing mill with an additional agent. The Company's reactivation process is simple, and does not release any toxins, by-products or contaminants. The Company does not require special equipment, but intends to use standard North American high intensity mixers in its reactivation process. Reactivated rubber may be compounded and processed in accordance with specific customer requirements.

To successfully market activated modified rubber (AMR and RU rubber) as activated crumb or as a component part of a compound, the Company concluded that it needed to demonstrate an ability to supply a consistent quality material with specific properties at a competitive price. To this end, the Company completed a demonstration plant facility and research/quality control lab in Dayton, Ohio. Considerable development and construction of the plant was effected in January and February 2000 and the plant was not deemed complete until February 2000 for accounting purposes. The purpose of the pilot plant was to demonstrate the reactivation and de-vulcanization technology which is technology applied to "crumb rubber". Accordingly, the plant did not include the equipment or facilities and licensing to process whole tires or other post-consumer and post-industrial rubber into "crumb rubber". The equipment to process whole tires into crumb rubber typically costs about $2,000,000 for a basic operation capable of production of 15-25 ton of crumb rubber per day. The pilot plant was a recycling facility to the extent that crumb rubber is the material processed into de-vulcanized rubber and crumb rubber is derived from the recycling of post-consumer and post-industrial rubber. The plant was capable of producing 600 pounds of AMR per hour but currently production was initiated for demonstration and testing purposes.

AMR produced at the Dayton, Ohio facility, is currently being tested by an independent lab to establish its physical and chemical properties. The properties profile and production demonstration capability facilitate commencement of marketing of AMR. Marketing staff have initiated customer contact with the numerous manufacturers that have expressed an interest in AMR. The Company believes that this marketing initiative may result in orders requiring installation of a large production facility although there are no assurances that the Company will receive such orders, if any.

Principal Products and Markets

The Company had initially identified the activated modified rubber (AMR) and compounds using AMR in conjunction with natural rubber, synthetic rubber or plastics as its initial product line. However, during the research of the rubber recycling process it became clear that in order for LandStar to go forward with the AMR and RU production on a full scale, the crumb rubber market had to be stabilized. Without a steady, high quality and properly priced crumb rubber supply, the viability of AMR and RU production greatly diminishes. The Company therefore decided to recast its original business plan and invest in and consolidate the crumb rubber market

The Company's strategic plan focuses on building and maintaining a solid revenue generating position through aggressive sales management and acquisitions of leading players in the rubber recycling industry. The first entree into the crumb rubber business was the acquisition of PolyTek Rubber & Recycling, Inc. (PolyTek) on January 8, 2001. The transaction was valued at approximately $30,000,000 and was an all stock transaction. PolyTek is the world's largest producer of crumb rubber, the basic material used in the manufacture of recycled rubber products and applications. PolyTek operates four manufacturing facilities located in Arizona, Michigan, Pennsylvania and Oklahoma. The facilities use all three processing technologies: ambient grinding, cryogenic and wet-grind systems. PolyTek had revenues of $14.6 million for the latest fiscal year ended September 30, 2000 and total assets of $25.4 million.

On January 31, 2001, LandStar acquired Modified Asphalt Technologies, Inc., a leader in the development of asphalt rubber. This acquisition positions the Company for enhancing the growth and development of the industry and creating new and substantial demand for the Company's products.

The Company has also executed a letter on intent for the purchase of Rouse Polymerics International, Inc. (Rouse). Rouse is the recognized leader in the production of high quality grind powder. Rouse brings acknowledged research and development staff and facilities, as well as a wide customer base to build upon. Rouse maintains a stature as the most respected player in the industry and moves LandStar ahead with the integration of acquired wet-grind processes in other plants.

An understanding for the purchase also exists with Rad-Tec Industries, Inc. (Rad-Tec). The Company plans to utilize the acquired manufacturing capacity and product lines to commence production of products employing de-vulcanized material.

The Company will begin manufacture of activated modified rubber (AMR) and compounds using AMR in conjunction with natural rubber, synthetic rubber or plastics. The Company intends to sell these materials to rubber product manufacturers as a raw material for processing into rubber based manufactured goods. AMR is essentially a new polymer that has chemical and physical properties facilitating integration of substantial quantities of AMR as an active polymer in most rubber based products. Initially, the Company intends to target its marketing efforts to manufacturers of products that have low consumer liability and that do not have strict specifications for raw materials (i.e., that can accept small deviations in certain specifications for its rubber components). The Company has targeted markets with low consumer liability concerns not because of any concern with quality of the product produced by the Company, but rather because the markets with higher consumer liability involve longer product testing and verification times that delay the procurement of sales orders. The Company has targeted markets that can accommodate small consistency variations to accommodate the evolution of some historical statistics of the effectiveness of the Company's quality assurance procedures. The Company is not aware of any concerns with quality and performance of the Company's products but cannot guarantee that quality and performance defects will not occur. The largest markets for AMR are in automotive products, a market that accounts for about two thirds of demand for natural and synthetic rubber (AMR has been extensively used in new and retread tires in ratios of up to 40% of raw polymer).

Following successful commercial implementation of the AMR and RU product lines described above, the Company expects to develop a product line based on recycled latex materials that the Company will activate to produce either thin rubber sheet or liquid latex. Additional applied research and development will be conducted on these products to establish physical and chemical characteristics and to determine market opportunities. This technology has been applied on small-scale laboratory based production levels and has not been produced in any facilities of the Company. The technology has not been developed to commercial levels and the Company does not intend to initiate such development until sales and production of AMR and RU rubber have been established.

The Company believes that activated modified rubber powder, as a feedstock, will be a strong competitor with natural and synthetic rubber that is currently used by rubber manufacturers in the production of a variety of products. The price of natural and synthetic rubber is variable and, as a commodity, price is driven by supply and demand. The Company believes that once it successfully establishes a production facility, its price of AMR and RU products may be significantly less than the price of natural and synthetic rubber. In addition, the Company intends to develop specialized compounds with unique characteristics to compete with high-priced compounds of neoprene, EPDM and similar high-end products. Development of these products will be customer driven, but the Company expects fierce competition from established suppliers seeking to retain market share in this high margin, high price sector of the rubber market. To the extent that there are other compounding facilities that supply to the rubber industry the Company will be competing with other rubber compound material suppliers. The competitive advantage in these markets will be the use of low cost AMR and RU rubber resulting in a price advantage to users as well as the ability to recycle the customers' scrap that typically goes to landfill at the present time. There are some current uses for recycled crumb rubber that has been treated or processed in some manner for use in low-end products. The Company does not intend to participate in this market except as a means of disposing of material that the Company does not consider of an appropriate quality for AMR or RU rubber production.

Distribution

The Company's activation process currently focuses on crumb rubber (30 -40 mesh) with the output being activated crumb rubber. This material can be bagged and sold as is or compounded with natural or synthetic rubber and plastics. Packaging will include bagging in 50 pound bags or in super sacks, or the material (and compounds thereof) can be sheeted or pelletized. The Company intends to enter into strategic relationships or agency agreements to establish a marketing group, and intends to sell its products directly to manufacturers capable of ordering large quantities under long-term supply contracts.

Competition

The rubber industry has been researching the de-vulcanization of rubber for many years. The process of de-vulcanization is "the treatment of rubber granulate with heat and /or softening agents to return its elastic qualities to enable the rubber to be reused". We are aware of several processes that have met with varying degrees of success at the laboratory level but are less successful at commercial production levels. Also, different processes result in different levels of de-vulcanization, for example the use of a very fine granulate and a process which results in surface de-vulcanization will yield a product with some of the desired qualities of rubber. Typically, alternative de-vulcanization processes have resulted in low levels of de-vulcanization, have failed to produce consistent quality or have been prohibitively expensive. The Company believes that its AMR and RU's processes produce a new polymer with consistent properties that approach the properties of natural and synthetic rubber, with a significant price advantage.

Pursuant to evaluation of the Company's de-vulcanized material, the Company has conducted tests of its material at a world renowned independent rubber laboratory and have had the results of the tests interpreted by accredited rubber industry consultants. While this information is proprietary and the process is ongoing, results to date support the unique physical and chemical characteristics of material produced with the licensed technology. The chemical and physical properties create a unique product, a complete mix of polymers, reinforcing agents (such as carbon black), anti-oxidants and other additives and processing aids complete with a curing (vulcanizing) package, in a stable chemical state. This material can, because of its processing state, reduce processing time and provide competitive cost advantages on the multiple levels of reducing or eliminating the use of virgin materials for the various ingredients and eliminating the processing cost of blending materials.

There are currently no direct competitors of the Company, as the technology licensed to the Company is unique. However, other participants in both the natural rubber and synthetic rubber areas may be considered competitors. The Company is aware of several development stage and established companies, including The Goodyear Tire and Rubber Company, which are exploring rubber de-vulcanization.

Technology Rights

The Company purchased the rights to three technologies: 1. The AMR technology is a surface activation de-vulcanization technology. In this technology proprietary chemical agents are applied to the surface of 30-40 mesh crumb rubber particles and react chemically to sever vulcanization bonds which are exposed on the surface of the particles. As the interior material in the particles also contains bonds formed in vulcanization, surface de-vulcanization only partially de-vulcanizes the material. By this process the surface of the particle becomes reactive and can bond with other particles in a new vulcanization process to form new vulcanized products. There are other technologies that create a reactive surface, but the Company believes that the AMR technology is unique and superior in terms of the chemical structure created, the low heat involved in the reaction and the low cost of production. The AMR process is a production level technology as it has been used in production operations in China for over four years. AMR has been used in significant quantities in the production of tires and other rubber goods during those four years. Management is not aware of any other surface activation technology that has produced material that has been used in the proportion or volume of AMR. The Dayton pilot plant produced AMR by a fully automated process. The Company expects to develop variations of the AMR technology in the future that will expand this materials market opportunity.

2. The latex reactivation technology is the only technology known to the Company or referenced in available data sources that reactivates or de-vulcanizes latex post-consumer and post-industrial materials creating a "new" rubber material that can be used in new rubber products. This unique technology is not in commercial production at the present time, however the Company believes that no further research is required prior to initiating production. While the Company can commence production, applied research and development will be required to prepare verified product characteristics and to interface the characteristics of the product with manufacturers specifications. The applied research and development will be conducted using equipment and resources acquired in the development of the AMR and RU product lines and accordingly will involve minimal incremental costs. The Company is deferring implementation of the latex technology until the AMR and RU technologies are operational rather than allocate resources and manpower during the development of the Company. The Company believes that this technology has significant value as it is unique in the world and essentially all latex waste currently is land filled or burned. The Company has not produced any reactivated latex product or conducted any market research and accordingly cannot verify that this product line will be viable.

3. The RU technology is a unique penetrating de-vulcanization technology. The proprietary chemical compounds applied in the RU process penetrate the crumb rubber particles and sever vulcanization bonds internal to the crumb rubber particle. As a result of this penetrating effect the process works better with larger particle crumb, typically 4-28 mesh. The use of larger crumb reduces the grinding costs and improves the quality of the de-vulcanized material. The effect of the more complete de-vulcanization is creation of a material that costs less to process, becomes plastic at a lower temperature and has a greater capacity to melt into and bond with other ingredients in a new rubber compound. Preliminary test data from potential customers is extremely positive and the Company believes that this material will revolutionize the rubber recycling industry. The production of this material uses the same materials and equipment as the AMR process with the addition of a standard rubber mixing mill attached at the end of the process to blend in the proprietary RU special agent.

The RU product line is a more advanced state of the AMR technology with benefits of being a more complete de-vulcanization by virtue of penetration and severing of cross-links within the crumb rubber particle. The additional advantage of the RU technology over the AMR technology is that it is applied to a larger size of crumb rubber which means that the raw materials (4-28 mesh crumb rubber than 30-40 mesh crumb rubber), are less expensive to produce and more readily available.

Raw Materials

The Company's AMR and RU processes requires that there be an adequate supply of rubber for recycling and requires the availability of several chemical compounds developed by the Institute. The Company has been advised of the ingredients and processes involved in the production of the reactive proprietary compounds and has verified the source of the ingredients from multiple North American sources. The Company believes that there is an abundance of raw material in the form of used tires, factory scrap and inventories of partially processed crumb rubber for supply of crumb rubber to make AMR and RU rubber. North America generates approximately 300 million used tires per year and billions more are stockpiled throughout the world. Numerous existing shredding and crumbing operations exist that produce the crumb rubber products needed for AMR and RU. In addition, the Company has become actively involved in this sector of the business by acquiring key producers or forming strategic partnerships with processors of tire crumb to supply the Company with its raw materials.

Customers

With the acquisition of PolyTek Rubber & Recycling, Inc. and pending acquisition of Rouse Polymerics International, Inc. the Company has a stellar customer list. Major tire manufacturers, rubber asphalt construction companies, field turf suppliers and other leading manufacturers in their areas of rubber recycling are all customers of LandStar, Inc. and its subsidiaries.

In the AMR and RU markets, the Company has no production operations to date and has not sold any product to any customers. However, the Company's pre-market research efforts have indicated significant expressions of interest from manufacturers of various rubber products for the Company's technology and products. Activated modified rubber (AMR and RU rubber) are an alternative feedstock that can be used in various compounds depending on the product being manufactured and can replace natural or synthetic rubber in varying percentages. The Company believes that there are potential significant cost savings from the use of AMR and RU rubber in rubber manufacturing processes. The Company believes that the versatility of activated modified rubber allows most manufacturers of rubber products to use AMR and RU rubber as raw materials, and expects to offer its products to a broad range of potential customers.

Research and Development Activities

The AMR technology licensed by the Company has been in commercial production for over four years in Asia. Accordingly, the Company believes that its AMR technology is operationally complete and the Company intends to initiate production without substantial further research and development efforts. This initial production will apply standard chemical formulation of the AMR process to whole tire crumb rubber to produce standard AMR. Standard AMR has a myriad of applications and markets which the Company intends to explore.

The Company does not intend to restrict its business activity to the standard AMR market and intends to conduct research and development activities to enhance its array of products and applicable markets. The Company intends to do extensive applied research and development pursuant to the development of new products incorporating AMR in polymer compounds. This research will focus on three primary areas: reactivation formula modification, compound development and processing formulas:

Reactivation Formula Modification: The Company at inception will base all production on whole tire crumb rubber. The Company will develop streaming methods to isolate types of rubber waste by similar rubber type such as separating bead rubber and side-wall rubber from tread material. The Company will research activation formula modifications to improve the characteristics of AMR produced from each type of waste rubber.

Compound Development: Many manufacturers use raw materials that are compounds of various types of natural and synthetic rubber and plastics. The Company will conduct an ongoing research program to develop a matrix of compounds reflecting various physical and chemical properties.

Processing Formulas: The introduction of AMR as a substitute for virgin material affects the proportions of other additives and vulcanizing agents. The Company will research the alterations to processing formulas necessary for manufacturers to use AMR and RU rubber based compounds.

The Company's initial research and development efforts will focus on development of compounds and manufacturing formulations using AMR and RU rubber. Generally, rubber product manufacturers process raw materials according to different formulations of polymers, fillers and extenders, processing agents, additives such as anti-oxidants, and vulcanizing agents in a specified combination of time, temperature and pressure. Often the polymer component will include premixed compounds of several polymers that are supplied by external suppliers. The Company intends to develop premixed compounds with suitable physical and chemical characteristics to facilitate substitution of AMR and RU rubber based compounds in these formulations. Due to the fact that AMR and RU rubber retain the fillers, extenders, additives and vulcanizing agents that are resident in the crumb rubber, the "formula" used by the manufacturer will change when a de-vulcanized compound is used. The Company intends to develop amended formulations for customers, determining the reductions in the additives and agents and amending the time, temperature and pressure parameters. The Company believes that each such compound and processing formula will constitute a new product and will open a potentially new market segment.

Intellectual Property and Other Proprietary Rights

The Company relies on a combination of registration in the Peoples Republic of China, strict secrecy of the formula, confidentiality procedures and contractual provisions to protect its proprietary rights. The technologies are not protected by patent but the AMR and latex technologies have been registered with the Science and Technology Quality Bureau of Domestic Trading Ministry, P.R. China under #85-911-04-01 on October 28, 1994. The Chinese registration process does not provide protection equivalent to a patent, but does provide documentation of prior art. The Chinese patent for the RU technology has been applied for by the Guangzhou Research Institute. Upon completion of the Chinese patent, that patent will be extended by application for patent in the United States, Canada and parts of Europe. In addition, the Company has entered into Non-Disclosure and Non-Analysis agreements with third parties with respect to the technology. The Company also relies on a combination of common law and statutory law to protect its trade secrets, proprietary information, know-how and trademarks. The AMR and latex technologies were complete and the AMR technology was in commercial production when licensed to the Company in 1998. The RU technology was not complete at that time and the Company provided capital pursuant to the contract with the Guangzhou Research Institute to fund the completion of the technology. The RU technology has subsequently been completed and was to be officially registered with the Science and Technology Quality Bureau of Domestic Trading Ministry, P.R. of China. The Company also believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining a technological leadership position. There can be no assurance that others will not develop technologies and products that are similar or superior to the Company's technology. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. There can be no assurance that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate or that competition will not independently develop similar technology.

The Company is not aware that it is infringing on any proprietary rights of third parties. There can be no assurance that third parties will not claim infringement by the Company of their intellectual property rights. The Company expects that product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays, or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the

Company, if at all. In the event of a successful claim of product infringement against the Company and failure or inability of the Company to license the infringed or similar technology, the Company's business, operating results and financial condition would be materially and adversely affected.

Government Regulations

Government approval is not required for use of crumb rubber, AMR or RU rubber in manufactured goods except to the extent that particular manufactured goods may be subject to requirements for government approval. Through the Company's market development activities to date, it is not aware of any applicable governmental requirements for manufacturers that the Company is currently targeting. Although AMR and RU rubber have been used in the manufacture of new tires outside of North America, it is expected that significant testing by tire manufacturers will be required before they are used in North America for this purpose. At that time, all necessary safety standards and related regulations will have to be met.

Environmental Compliance

The Company constructed its Dayton, Ohio facility as a prototype for a full size production plant. This development process included addressing all applicable environmental regulations and requirements. The Company has developed material safety data sheets for all materials related to the process and the Company believes that it is in compliance with all federal, state and local environmental laws and regulations. The AMR and RU rubber processes do not produce any residual solid waste as all components of the manufacturing process remain in the product. Gases that are emitted in the process have been tested and demonstrated to be organic in nature and are controlled by standard filtering and venting systems.

Employees

As of March 31, 2001, the Company had a total of one hundred and ninety (190) full-time employees, including the employees from the PolyTek Rubber & Recycling, Inc. and Modified Asphalt Technologies, Inc. acquisitions. The future success of the Company depends in significant part upon the continued service of its key management personnel and its ability to attract and retain highly qualified technical and marketing personnel. Competition for highly qualified personnel is intense and there can be no assurance that we will be able to retain key managerial and technical employees or that we will be able to attract and retain additional highly qualified technical and managerial personnel in the future.

Reports to Security Holders

The Company is required to comply with the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company will file annual, quarterly and other reports with the Securities and Exchange Commission, and will also be subject to the proxy solicitation requirements of the Exchange Act and, accordingly, will furnish an annual report with audited financial statements to our stockholders.

Available Information

Copies of this Annual Report may be inspected, without charge, at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington D.C. 20549 and at the Northeast Regional offices of the SEC located at 7 World Trade Center, Suite 1300, New York, New York 10048. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0300. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Item 2.  Properties

The Company leases approximately 3,330 square feet of office space in the LandStar Building, Victoria, British Columbia, Canada where the corporate head office was located. The lease agreement is with Carey Holdings Ltd., a company in which Mr. D. E. Fimrite, president and director of LandStar, has a financial interest. See "Certain Relationships and Related Transactions" below. The lease agreement, effective January 1, 2000, is for a term of five years through December 31, 2004, at a monthly lease rate of $4,163 plus applicable additional rent for common costs. The building is a multi-tenant facility and the rental rate is equivalent to rental rates paid by other tenants within the facility for comparable space.

The Company also leased a demonstration plant and laboratory facility, which contains approximately 12,800 square feet of office and manufacturing space, in Dayton, Ohio. The Company has terminated this lease effective on April 30, 2001.

Item 3.  Legal Proceedings

LandStar, Inc. was a Plaintiff with Rebound Rubber Corp., and D.E. Fimrite (the "Plaintiffs") seeking damages from Walter Brandl, Dr. Kui Lim Lu, Peter Lochhead, Pollutec Resources Inc., Gwn Pyrolytic Corp., and Jan Fikkert (the "Defendants"). Plaintiffs alleged various acts of fraud and tortuous interference with technology and intellectual property belonging to the Plaintiffs. The Settlement Agreement dated January 12, 2001 between the parties provides for return of LandStar, Inc. stock to various parties in settlement of the Plaintiffs claims, detailed as follows:

         -

         - LandStar shall deliver to McCarthy T'etrault in trust 3 million shares of LandStar, Inc. stock beneficially owned by Lu (pursuant to a share exchange agreement dated March 31, 1999 wherein Lu agreed to exchange 3 million shares of Rebound Rubber Corp. for 3 million shares of LandStar),
         - Lu shall cause to be transferred to LandStar the 3 million shares in Rebound Rubber beneficially owned by LandStar (pursuant to a share exchange agreement dated March 31, 1999 wherein Lu agreed to exchange 3 million shares of Rebound Rubber for 3 million shares of LandStar) but held in the name of Lu,
         - Brandl shall cause to be transferred to LandStar the 100,000 shares of Rebound Rubber controlled by Brandl,
         - Lochhead shall cause to be transferred 240,000 shares under his control in Rebound Rubber to LandStar, Inc. Lu shall endorse under gold medallion the 3 million shares of LandStar to Manhattan Transfer & Registrar,
         - McCarthy T'etrault shall submit the 3 million shares to Manhattan Transfer to be reissued to:
                  -        500,000 shares in the name of Kui Lim Lu
                  -        500,000 shares in the name of Pollutec.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters have been submitted to a vote of security holders up to date.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters

The Company common stock resumed trading on the Over The Counter Bulletin Board under the symbol "LDSR." The common stock first began trading on the OTC Bulletin Board on October 2, 1998, trading was terminated on the OTC BB on January 20, 2000 due to the failure of the Company to be a reporting company under the Securities Exchange Act of 1934.The table below sets forth, the high and low bid prices for the common stock as reported by the OTC Bulletin Board for the period ending December 31, 1999 as reported by the National Trading Bureau's Pink Sheets for the quarters ending March 31 and June 30, 2000 and again by the OTC Bulletin Board for the periods ended September 30 and December 31, 2000. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

LandStar, Inc.
Common Stock

                                             High                   Low


1999              First Quarter              $2.00                 $0.41
                  Second Quarter             $1.56                 $0.91
                  Third Quarter              $0.42                 $0.24
                  Fourth Quarter             $0.77                 $0.23

2000              First Quarter              $0.75                 $0.17
                  Second Quarter             $0.60                 $0.35
                  Third Quarter              $0.625                $0.30
                  Fourth Quarter             $0.62                 $0.27



On March 31, 2001, there were approximately 259 shareholders of record. The Company has not declared dividends on the common stock and does not anticipate paying dividends on the common stock in the foreseeable future.

OTC Trading Market

The common stock is currently traded on the Over The Counter Bulletin Board under the symbol "LDSR".

Penny Stock Regulation

For as long as the common stock is traded on a system other than a national securities exchange or The Nasdaq Stock Market quotation system, and the trading price of the common stock is below $5.00 per share, trading in such securities will be subject to the requirements of certain "penny stock" rules promulgated under the Exchange Act. These rules require additional disclosure to investors by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require that, prior to any penny stock transaction, the broker-dealer deliver to the investor a disclosure statement explaining the penny stock market and the associated risks with the market. The rules also impose sales practice requirements on broker-dealers who sell penny stocks to persons other than to established customers or accredited investors (generally institutions). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the Company's securities, which could severely limit the market price and liquidity of such securities and the ability of investors to dispose of any shares of common stock in the secondary market.

RECENT SALES OF UNREGISTERED SECURITIES

In January 2000, the Company sold and issued in a private placement to nine accredited and/or sophisticated, U.S. purchasers an aggregate of 740,000 share of common stock at a purchase price of $.25 per share for a total offering price of $185,000. The private offering was made in reliance on Regulation 504 under the Securities Act and the Company filed a Form D for the offering in April 2000.

In June 2000, the Company issued 400,000 shares to 2 accredited and/or sophisticated U.S. purchasers at a purchase price of $.25 per share for a total offering price of $100,000 being the value of services provided. The private offering was made in reliance on Regulation D under the Securities Act and the certificates for the shares bear the appropriate restrictive legends.

In July 2000, the Company sold and issued in a private placement to 3 foreign investors an aggregate of 1,342,500 units, each unit consisting of one share of common stock and one stock purchase warrant to purchase an additional share of common stock. The total offering price was $335,625, or a price per unit of $.25. The stock purchase warrants had a term of one year and were exercisable at a price of $2.00 at any time during the year from the date of issue. The private offering was made in reliance on Regulation S under the Securities Act and the certificates for the shares bear the appropriate restrictive legends.

In August 2000, the Company sold and issued in a private placement to 3 foreign investors an aggregate of 2,228,900 units, each unit consisting of one share of common stock and one stock purchase warrant to purchase an additional share of common stock. The total offering price was $557,225, or a price per unit of $.25. The stock purchase warrants had a term of one year and were exercisable at a price of $2.00 at any time during the year from the date of issue. The private offering was made in reliance on Regulation S under the Securities Act and the certificates for the shares bear the appropriate restrictive legends.

In August 2000, the Company issued 500,000 shares to an accredited and/or sophisticated U.S. purchaser at a purchase price of $.20 per share for a total offering price of $100,000 being the value of services provided. The private offering was made in reliance on Regulation D under the Securities Act and the certificates for the shares bear the appropriate restrictive legends.

In August 2000, the Company issued 20,000 shares to an accredited and/or sophisticated U.S. purchaser at a purchase price of $.25 per share for a total offering price of $5,000 being the value of services provided. The private offering was made in reliance on Regulation D under the Securities Act and the certificates for the shares bear the appropriate restrictive legends.

In August 2000, the Company issued 100,000 shares to an accredited and/or sophisticated U.S. purchaser at a purchase price of $.25 per share for a total offering price of $25,000 being the value of services provided. The private offering was made in reliance on Regulation D under the Securities Act and the certificates for the shares bear the appropriate restrictive legends.

In October 2000, the Company sold and issued in a private placement to 2 foreign investors an aggregate of 1,920,000 units, each unit consisting of one share of common stock and one stock purchase warrant to purchase an additional share of common stock. The total offering price was $480,000, or a price per unit of $.25. The stock purchase warrants had a term of one year and were exercisable at a price of $2.00 at any time during the year from the date of issue. The private offering was made in reliance on Regulation S under the Securities Act and the certificates for the shares bear the appropriate restrictive legends.

Item 6.  Selected Financial Data

                                              Year Ended December
                                              -------------------

                                2000                  1999                 1998
                                ----                  ----                 ----
Revenues                        $ -                   $ -                  $ -

Operating Income (loss)         (2,434,396)           (1,474,531)          (1,550,190)

Net Income (loss)               (2,434,396)           (1,474,531)          (1,550,190)

Earnings (loss) per
Share-basic and diluted         (.06)                 (.05)                (.16)

Total Assets                    1,426,018             1,475,327            823,497

Short-Term Debt                 1,093,366             563,129              175,768

Long-Term Deb                   -----                 -----                -----

Stockholder's Equity             332,652              912,198              647,729




Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

As in past years, the year 2000 was a research, fact finding and strategic planning year for the Company. Continued evaluation of the worldwide rubber recycling industry yields valuable information. This information was used to formulate the strategic direction of the Company with the first initiative on January 8, 2001, with the acquisition of PolyTek Rubber & Recycling, Inc. Since that time, the Company has acquired two other companies and has letters of intent for the acquisitions of another. All identified acquisitions are part of the vertical integration resident in the Company's overall strategic plan.

The year 2000 produced no revenues. Total expenses for the year were $2,434,396 which is a 65% increase over the 1999 total of $1, 474,531. The year 2000 was a year the Company positioned itself for the planned launch of its strategic plan in 2001. Research and development costs increased five fold from $48,221 in 1999 to $247,309 in 2000. The increased costs are due to the pilot plant becoming fully operational in Dayton, Ohio. The plant started production of limited quantities of activated modified rubber powder (AMR) early in the year and had approximately seven full-time employees. The plant was established to prove that the characteristics of the AMR were conducive to use by identified potential customers of the product. It also tested that the various chemicals needed for the process were readily available in the U.S. marketplace. All tests were very positive and proved that the technologies acquired through the licensing agreements were viable for use in the rubber manufacturing process.

General and administrative expenses increased 45% from $1,316,688 in 1999 to $1,911,521 in the year 2000. The two major reasons for this were: 1) addition of personnel into the senior management area, and 2) increased travel expenses to further the research of the recycling industry and formulate the strategy to be taken by the Company. Senior management has visited and researched all developed regions of the world and had discussions with all major companies and individuals in all fields and segments of the rubber recycling industry. The senior management staff is 90% in place based on the segments of the market the Company presently operates in.

Depreciation and amortization basically doubled from 1999 due to the start-up of the Dayton facility. Expenses in 2000 were $188,198 compared to $92,496 in 1999.

The Company wrote off the remaining balance of the leasehold improvements in the Dayton facility due to the move of the plant in April 2001.

As disclosed earlier in this document, on January 8, 2001 the Company moved from being a development stage enterprise to being an operating manufacturing entity with the acquisition of PolyTek Rubber & Recycling, Inc. With the other acquisitions completed and letters of intent signed, the Company is progressing with the strategic plan developed over the past several years. Much work must be done to integrate the companies being acquired. Managements and philosophies must be melded. A dysfunctional industry has to be organized to make the industry work for suppliers, operators and customers.

Seasonality

Traditionally, the crumb rubber business has been seasonal in nature. Normal yearly activity reflects the strongest shipping months are April through October with slower months being November through March. The stronger shipping months are due to the volumes of crumb rubber used in the asphalt rubber business. This application is normally only done in the warmer months with the states of Arizona, California, Texas and Florida being the main users. In slower months, companies normally build the inventory stockpiles to ready themselves for the next asphalt rubber season. During the heavy months, there are many times when the supply is much less than the demand.

There are however, many other manufacturing segments that can and/or should be using crumb rubber. It is the Company's task to market to all potential customers in order to try and smooth out the seasonality aspect of the business.

Capital Expenditures

With the advancement of the Company to a manufacturing entity, the capital expenditure needs have multiplied many fold. All plants acquired are in need of upgrading of some equipment, major overhauls of others and regularly scheduled maintenance programs in all of them. The Company is also anticipating a major upgrade to the Company's systems requirements, both for hardware and software. With the Company envisioning international operations, the software used must be capable of handling all data, process and convert the data to a common language and be fully supportable in each country. The Company plans to expand each plant in order to meet the demands of the market year round. The plan is to double the size of several of the plants to meet the demands of their regional customers. The current cash flow of the Company will not allow all of the capital expenditures requirements to take place. The Company is actively seeking outside funding to meet these needs.

Factors That May Affect Future Results and Market Price of Stock

The Company operates in a dysfunctional industry and a rapidly changing environment that involves numerous risks, some of which are beyond the Company's control. The following discussion highlights some of these risks.

Revenue Growth and Economic Conditions - The revenue growth and profitability of the Company's business depends on the overall demand for recycled rubber materials, be it crumb rubber or activated modified rubber powder. The tire industry is a significant user of recycled rubber and has the potential to become more so. The tire industry is directly affected by the automobile industry. Therefore, the Company's business also depends on general economic and business conditions. A softening of demand in the automobile industry caused by a weakening in the economy may result in decreased revenues or lower growth rates. One of the challenges the Company faces is having the auto market become a larger customer of the recycled rubber industry for the many components that make an automobile.

Pricing - In the past, most manufacturers in the recycled rubber industry have been unprofitable year after year. Much of this is due to the capital intensity nature of the business and their unwillingness to pass these increased operational costs through as price increases to their customers. Whether real or merely perceived, there was reluctance to increase prices due to the fear of loss of customers. With the overall condition of this industry, the Company believes that the selling price of the products have to be increased to varying degrees in order for the remaining companies to survive. The Company has no guarantee that price increases will be accepted by their present customers. Some of these customers may defect to rivals of the Company. Eventually, though the Company believes there will be an equalization in the market between suppliers and customers. The market has to work for all parties involved or eventually there can be no market.

Hiring and Retention of Employees - The Company's continued growth and success depends to a significant extent on the continued service of its senior management and other key employees and the hiring of new qualified employees. Competition for highly skilled business, research, technical and other personnel is becoming more intense due to lower overall unemployment rates. The Company expects to experience some increase in compensation costs but nothing to a material degree. There can be no assurances the Company will be successful in continuously recruiting new personnel and in retaining existing personnel. In general, the Company does not have long-term employment or non-competition agreements with its personnel. The loss of one or more key employees or the Company's inability to attract additional qualified employees or retain other employees could have a material adverse effect on the continued growth of the Company.

Competitive Environments - The rubber recycling industry is a competitive industry composed of many small producers that are highly regionalized. The Company faces these competitors on a daily basis with our customer contacts. The Company, however, believes that a national/international rubber recycling operation will greatly enhance their ability to market to the larger international customers of the recycling industry. There are no guarantees to this, but the Company is firmly committed to this approach.

Uneven Patterns of Quarterly Operating Results - As previously stated, the Company's revenues and incomes are truly seasonal as presently existing in the PolyTek Rubber & Recycling, Inc. business. The Company is working towards smoothing those cyclical trends. Vertical diversification is the approach the Company has identified as one means to level out the revenues. Long-term contracts with existing customers, contracts with non-asphalt rubber users and the Company as an end user of the recycled rubber products are all approaches being developed.

Future Acquisitions - As part of its business strategy, the Company has started to make and expects to continue to make acquisitions, or significant investments in, businesses that offer complementary products, services and technologies. Any acquisition of a business is accompanied by certain risks. Those risks can include disruption of the Company's ongoing business, distraction of management from the Company's business, overpaying for the company or assets acquired, difficulty of melding the operations and personnel of the acquired business into the Company. Other risks are maintenance of standards, controls and policies and procedures and possible alienation of customers with the integration of new management personnel. Stock, rights to purchase stock, cash or any combination thereof could be used in future acquisitions. Existing shareholder's stock positions and earnings per share could be diluted as a result of future acquisitions.

New Business Areas - The Company has done extensive research in the area of activated modified rubber (AMR). To date, the Company has only prepared and tested small amounts of the product in the Dayton, Ohio pilot plant. Although the tests were all promising and presentation about the product have been made, no full production orders have been received. The Company has full intentions of moving forward with the development of a full-scale production facility for the AMR product. There are no assurances the Company will generate adequate revenues to sustain this operation even though tests may tell us otherwise.

Enforcement of the Company's Intellectual Property Rights - The Company relies on a combination of patent, trademark, trade secrets, confidentiality procedures and contractual procedures to protect its intellectual property rights. It may still be possible for unauthorized third parties to copy certain portions of the Company's products or to reverse engineer or obtain and use technology or other information the Company considers proprietary. There are also no guarantees that the intellectual property rights would survive legal challenge as to their validity. As the Company moves into international markets, it must be understood that certain countries do not offer the same level of protection to the proprietary rights as do the laws of the United States. Therefore, there are no assurances the Company can protect its proprietary technology against unauthorized third parties copying or use. This could adversely affect the Company's competitive position.

Possible Volatility of Stock Price - The market price of the Company's common stock experiences fluctuations and will continue to fluctuate. The market price can be significantly affected by factors such as new product announcement, acquisition disclosures, quarterly variations in the Company's or its competitors results of operations, price changes of the Company's products, signing of long-term contracts, changes in growth rates of the Company and general market conditions.

Item 8.  Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS                                                     PAGE

Independent Auditor's Report                                             F-1

Consolidated Balance Sheet-December 31, 2000                             F-2

Consolidated Statements of Operations-December 31, 2000
and 1999 and For The Period From December 13, 1996                       F-3
(Date of Incorporation) to December 31, 2000

Consolidated Statements of Shareholders' Equity-For
The Period From December 13, 1996 (Date of Incorporation)                F-4
Through December 31, 2000.

Consolidated Statements of Cash Flows-Years Ended
December 31, 2000 and 1999 and For The Period From                       F-6
December 13, 1996 (Date of Incorporation) To
December 31, 2000

Notes to Consolidated Financial Statements                               F-7

INDEPENDANT AUDITOR'S REPORT




Board of Directors
Landstar, Inc.
Scottsdale, Arizona

We have audited the accompanying consolidated balance sheet of Landstar, Inc. (a development stage enterprise) as of December 31, 2000, and the related statements of operations, shareholders' equity and cash flows for the years ended December 31, 2000 and 1999 and the period from incorporation (December 13, 1996) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Landstar, Inc. (a development stage enterprise) as of December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 and the period from incorporation (December 13, 1996) through December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company is in the development stage, has incurred significant losses since inception and will require additional amounts of funding to fully implement its business plan. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hein + Associates LLP

Dallas, Texas
April 5, 2001

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2000

                                     ASSETS
                                     ------

CURRENT ASSETS:
   Cash                                                             $    29,542
   Accounts receivable                                                   10,371
   Prepaid expenses and deposits                                          5,942
                                                                    -----------
                  Total current assets                                   45,855

PLANT AND EQUIPMENT, net:
   Plant and laboratory equipment                                       785,956
   Office equipment                                                      31,425
   Less accumulated depreciation                                        (86,842)
                                                                    -----------
                                                                        730,539

INTANGIBLE ASSET - technology rights, net of
  accumulated amortization of $235,380                                  649,624
                                                                    -----------
                  Total assets                                      $ 1,426,018
                                                                    ===========

                   LIABILITIES AND SHAREHOLDERS' EQUITY
                   -------------------------------------

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                            $   842,416
   Advances from related parties                                        250,950
                                                                    -----------
                  Total current liabilities                           1,093,366

COMMITMENT (Note 3)

SHAREHOLDERS' EQUITY:

   Common stock, $.001 par value, 100,000,000 shares
     authorized; 44,547,524 shares issued and
     outstanding                                                         44,547
   Additional paid-in capital                                         6,029,499
   Common stock subscriptions, 468,000 shares                           117,000
   Deficit accumulated in the development stage                      (5,858,394)
                                                                    -----------
                  Total shareholders' equity                            332,652
                                                                    -----------

                  Total liabilities and shareholders' equity        $ 1,426,018
                                                                    ===========




See accompanying notes to these consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        FOR THE PERIOD FROM
                                                                         DECEMBER 13, 1996
                                                                              (DATE OF
                                                                          INCORPORATION) TO
                                             YEAR ENDED DECEMBER 31,
                                          ---------------------------
                                               2000           1999        DECEMBER 31, 2000
                                          ------------    ------------    -----------------
REVENUE                                   $       --      $       --      $       --

EXPENSES:

    Research and development                   247,309          48,221         295,530
    General and administrative               1,911,521       1,316,688       3,909,348
    Depreciation and amortization              188,198          92,496         338,822
    Write off of leasehold improvements         66,424            --            66,424
    Interest, net                               20,944          17,126       1,148,270
                                          ------------    ------------    ------------
                   Total expenses            2,434,396       1,474,531       5,758,394
                                          ------------    ------------    ------------

                   NET LOSS                 (2,434,396)     (1,474,531)   $ (5,758,394)
                                          ============    ============    ============

NET LOSS PER SHARE
(basic and diluted)                        $      (.06)   $      (.05)
                                           ===========    ===========


 WEIGHTED AVERAGE SHARES OUTSTANDING        41,324,457      30,298,000
                                          ============    ============



See accompanying notes to these consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
         FOR THE PERIOD FROM DECEMBER 13, 1996 (DATE OF INCORPORATION)
                            THROUGH DECEMBER 31, 2000

                                                                                ADDITIONAL      DEFICIT
                                                                                 PAID-IN      ACCUMULATED
                                                         COMMON STOCK          CAPITAL AND      IN THE
                                                 ---------------------------  COMMON STOCK   DEVELOPMENT
                                                   SHARES         AMOUNT      SUBSCRIPTIONS      STAGE          TOTAL
                                                 -----------    -----------    -----------    -----------    -----------
Shares issued upon incorporation
  at $.68 per share                                      100    $      --      $        68    $      --      $        68
Net loss for year                                       --             --             --         (299,277)      (299,277)
                                                 -----------    -----------    -----------    -----------    -----------
BALANCES, December 31, 1997                              100           --               68       (299,277)      (299,209)

Shares issued to founders for
  pre-incorporation and start-up phase
  services for cash at $.0068 per share in
  March, July and September 1998                   7,260,000          7,260         42,108           --           49,368



Shares issued in March 1998 for reduction in
  related party advances made during 1997 at
  $.102 per share                                  5,000,000          5,000        505,000           --          510,000


Shares issued for cash at $.34 per share
  during April through June 1998                   2,464,000          2,464        835,296           --          837,760

Value of beneficial conversion feature
  associated with debenture                             --             --        1,100,000           --        1,100,000
Net loss for year                                       --             --             --       (1,550,190)    (1,550,190)
                                                 -----------    -----------    -----------    -----------    -----------

BALANCES, December 31, 1998                       14,724,100         14,724      2,482,472     (1,849,467)       647,729

Shares issued for cash in February and March
  1999 at $.25 per share                           2,762,000          2,762        687,738           --          690,500


Shares issued in March 1999 to acquire net
  assets of Landstar                               2,600,000          2,600         (2,600)          --             --

Adjustment for RRC shareholders not
  participating in reverse acquisition of
  Landstar                                          (224,000)          (224)           224           --             --


Shares issued in March 1999 to acquire U.S.
  Joint Venture technology rights                  8,500,000          8,500         (8,500)          --             --

Payment to related party for technology rights          --             --             --         (100,000)      (100,000)


Shares issued in March 1999 as finder's
  fee at $.25 per share                              260,000            260         64,740           --           65,000


Shares issued in September 1999 to retire
  debenture due related party at $.067 per
  share; valued at total of $.25 per share in
  1998                                             6,000,000          6,000        394,000           --          400,000

Shares issued in September 1999 upon
  exercise of warrants for cash at $.25 per
  share                                              934,000            934        232,566           --          233,500

Shares issued in September 1999 for cash
  at $.333 per share                                 300,000            300         99,700           --          100,000

Shares issued in December 1999 for cash
  at $.208 per share                               1,440,024          1,440        298,560           --          300,000

Common stock subscriptions received at
  $.25 per share                                        --             --           50,000           --           50,000

Net loss for year                                       --             --             --       (1,474,531)    (1,474,531)
                                                 -----------    -----------    -----------    -----------    -----------

BALANCES, December 31, 1999                       37,296,124         37,296      4,298,900     (3,423,998)       912,198




Shares issued to subscribers                         200,000            200           (200)          --             --
Shares issued for cash during
  2000 at $.25 per share                           5,591,400          5,591      1,392,259           --        1,397,850
Shares issued in settlement of accounts
  payable during 2000 at $.25 per share              540,000            540        134,460           --          135,000
Shares issued for services during
  2000 at $.20 per share                             500,000            500         99,500           --          100,000
Shares issued for services during
  2000 at $.25 per share                             420,000            420        104,580           --          105,000
Common stock subscriptions received at
  $.25 per share                                        --             --          117,000           --          117,000
Net loss for year                                       --             --             --       (2,434,396)    (2,434,396)
                                                 -----------    -----------    -----------    -----------    -----------

BALANCES, December 31, 2000                       44,547,524    $    44,547    $ 6,146,499     (5,858,394)   $   332,652
                                                 ===========    ===========    ===========    ===========    ===========


See accompanying notes to these consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      FOR THE PERIOD FROM
                                                                                       DECEMBER 13, 1996
                                                                                           (DATE OF
                                                              YEAR ENDED DECEMBER 31,    INCORPORATION) TO
                                                            -------------------------     DECEMBER 31,
                                                                 2000          1999           2000
                                                            -----------    -----------    -----------
OPERATING ACTIVITIES:
    Net loss                                                 (2,434,396)    (1,474,531)   $(5,758,394)
    Adjustments to reconcile net loss to net cash used
      in operating activities:
        Depreciation and amortization                           188,198         92,496        338,822
        Value of beneficial conversion feature                     --             --        1,100,000
        Shares issued for services                              205,000         65,000        270,000
        Write off of leasehold improvements                      66,424           --           66,424
        Changes in operating assets and liabilities:
          Current assets                                         17,675        (27,021)       (16,313)
          Accounts payable and accrued expenses                 662,117        292,761        842,416
                                                            -----------    -----------    -----------
        Net cash used in operating activities                (1,294,982)    (1,051,295)    (3,157,045)
                                                            -----------    -----------    -----------

INVESTING ACTIVITIES:
    Acquisition of technology rights                               --          (10,672)      (885,004)
    Payment to related party for technology rights                 --         (100,000)      (100,000)
    Additions to plant and equipment                           (203,488)      (696,917)      (900,405)
                                                            -----------    -----------    -----------
        Net cash used in investing activities                  (203,488)      (807,589)    (1,885,409)
                                                            -----------    -----------    -----------

FINANCING ACTIVITIES:
    Proceeds from debenture                                        --          284,400        400,000
    Advances from related parties                                 3,120        244,200        918,118
    Repayment of loan                                              --          (34,000)          --
    Proceeds from issuance of common stock                    1,514,850      1,374,000      3,753,878
                                                            -----------    -----------    -----------
        Net cash provided by financing activities             1,517,970      1,868,600      5,071,996
                                                            -----------    -----------    -----------

NET INCREASE IN CASH                                             19,500          9,716         29,542

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 10,042            326           --
                                                            -----------    -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $    29,542    $    10,042    $    29,542
                                                            ===========    ===========    ===========

SUPPLEMENTAL INFORMATION - cash paid during the period
    for interest                                            $    20,944    $    17,159    $    20,944
                                                            ===========    ===========    ===========

NON-CASH TRANSACTIONS -
Shares issued to retire liabilities                         $   135,000    $   400,000    $ 1,067,168
                                                            ===========    ===========    ===========

See accompanying notes to these consolidated financial statements.

1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------

ORGANIZATION AND PRESENTATION
Landstar, Inc. ("Landstar") was incorporated on May 4, 1998 as a Nevada corporation. Landstar was basically inactive until it acquired approximately 98.5% of the common stock of Rebound Rubber Corporation ("RRC") on March 31, 1999. RRC is involved in the development of certain technology rights for the recycling of rubber. In the acquisition of RRC, the shareholders of RRC obtained the controlling interest of the combined entity, and RRC's management became the management of the combined entity. For accounting purposes, the merger is treated as a recapitalization of RRC under the capital structure of Landstar and an acquisition of the net assets of Landstar. Therefore, the historical financial statements included herein are those of RRC, but reflect the legal capital structure of Landstar. RRC, Landstar and a wholly-owned subsidiary, Landstar (Ohio) L.L.C., are referred to collectively as "the Company". The Company has had no revenues from operations and is considered to be in the development stage at December 31, 2000.

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

FOREIGN CURRENCY TRANSLATION
Gains and losses from the effects of exchange rate fluctuations on transactions denominated in foreign currencies are included in results of operations. Assets and liabilities of the Company's Canadian operations are translated into U.S. dollars at period-end exchange rates, and their revenues and expenses are translated at average exchange rates for the period. Translation adjustments are accumulated in a separate component of stockholders' equity until a foreign operation is sold or substantially liquidated.

LOSS PER COMMON SHARE
Basic loss per common share is based upon the weighted average number of common shares outstanding. Diluted loss per share also considers common stock equivalents in the determination of weighted average shares, unless the common stock equivalents would be anti-dilutive.

PLANT AND EQUIPMENT
Plant and equipment is recorded at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, generally five to ten years.

CASH EQUIVALENTS
For purposes of reporting cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

INCOME TAXES
The Company accounts for deferred income taxes on the liability method, whereby deferred income taxes are provided for temporary differences between financial statements and income tax reporting amounts. The Company files a Canadian tax return for RRC and U.S. tax returns for LandStar and LandStar (Ohio) L.L.C.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amount of cash, accounts receivable, accounts payable and advances from related parties approximate fair value because of the short maturity of those instruments.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates are required in the selection of useful lives for amortization of intangible assets. It is at least reasonably possible these estimates could be revised in the near term and the revisions could be material.

COMPREHENSIVE INCOME (LOSS)
Comprehensive income is defined as all changes in shareholders' equity, exclusive of transactions with owners, such as capital investments. Comprehensive income or loss includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries, and certain changes in minimum pension liabilities. The Company's comprehensive loss was materially equal to its net loss for all periods presented.

LONG-LIVED ASSETS
In the event that facts and circumstances indicate that the cost of long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required.

TECHNOLOGY RIGHTS
The acquisition costs of the Company's technology rights for the recycling of rubber have been capitalized and are being amortized over ten years.

CONTINUATION AS A GOING CONCERN
The accompanying financial statements and related footnotes have been prepared assuming the Company will continue as a going concern. The Company is in the development stage, has incurred significant losses since inception and will require additional funding to fully implement its business plan. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and carry out its business plan is dependant on the Company raising capital and achieving projections of sales and earnings reflected in the business plan. The Company intends to raise capital through private placements and through a public offering, but there is no assurance that the Company will be successful in raising additional capital by these means.

2.       ACQUISITION OF TECHNOLOGY RIGHTS

In 1997 and 1998, the Company paid a total of approximately $874,000 to the Guangzhou Research Institute for Reclaimed Resources ("GRI"), a state owned enterprise in the Peoples Republic of China, for the rights to use certain technology for the recycling of rubber. In March 1999, simultaneous with the merger with LandStar described in Note 1, the Company paid $100,000 and issued 8,500,000 shares of common stock to acquire certain rights to the rubber recycling technology, which were held by United Trans-western, Inc. ("UTW"). Two officers and directors of the Company are also officers and directors of UTW. In addition, the Company paid certain costs associated with this acquisition to a third party of $138,750. Due to the non-arms length nature of the transaction, the stock issued UTW was recorded based on the historical cost of UTW in the technology rights which was zero. The cash payment of $100,000 to UTW was accounted for as a capital distribution.

3.       COMMITMENT

The Company leases office space from an entity affiliated with an officer and director of the Company for $4,750 per month. The term of the lease is through December 2004. The Company also leases warehouse space for its plant facility on a month-to-month basis. Rental expense was $114,020 and $60,355, respectively for the years ended December 31, 2000 and 1999.

Future minimum lease payments as of December 31, 2000 were as follows:

                Year ending December 31,
                ------------------------
                          2001                                 $       57,000
                          2002                                         57,000
                          2003                                         57,000
                          2004                                         57,000
                                                               --------------
                                                               $      228,000
                                                               --------------

The Company has employment agreements with two individuals that require total annual salaries of $228,000. The agreements expire August 2005 if not terminated earlier by either party. The agreements require that the employees be paid one year salary if terminated without cause.

4.        INCOME TAXES

     The components of the Company's deferred tax accounts at December 31, 2000 are as follows:

Deferred tax asset - net operating loss carryforwards                $ 2,200,000
Deferred tax liability - development costs capitalized for tax and
    expensed for book                                                   (140,000)
Deferred tax asset valuation allowance                                 2,060,000
                                                                     -----------
Net deferred tax asset                                               $      --

At December 31, 2000, the Company had net operating loss carryovers of approximately $3,600,000 for United States tax purposes and approximately $1,900,000 for Canadian tax purposes. If not utilized, the United States net operating loss will expire in 2018 through 2020; and the Canadian tax loss will expire in 2005 through 2007. The Company's United States net operating loss may be subject to certain annual limitations.

5. RELATED PARTY TRANSACTIONS

The Company has received funding from Kentucky Financial, Inc. ("KFI") since inception. KFI is a major shareholder of the Company and one of KFI's principals is an officer and director of the Company. Amounts advanced by KFI during 1997 of $510,000 were converted to common stock in March 1998, based on a prior understanding, at $.102 per share. The shares were recorded at the conversion price of $.102 per share based on the estimated value of the shares during the period of the advances. A debenture payable to KFI and other investors of $400,000 for loans made in mid to late 1998, was converted to 6,000,000 shares of common stock in September 1999 at $.067 per share that allowed conversion to common stock at $0.67 per share. The conversion was made pursuant to an agreement dated September 15, 1998 anytime until September 1999. The estimated value of the common stock at the issuance of the debenture was $0.25 per share. The excess of the estimated value over the conversion price was deemed to be a beneficial conversion feature. This amount, which totaled $1,100,000 was recorded as interest expense in 1998.

In March, July and September 1998, the Company issued a total of 7,260,000 shares of common stock, based on prior agreements, at $.0068 per share to founders of the Company, who are currently directors and other affiliated parties. The shares were issued for services related to the formation and start-up of the Company. The shares were sold at the estimated value of the stock at the time the services were performed.

The Company acquired certain technology rights from UTW, a related party, as described in Note 2. A substantial amount of UTW's funding has been provided by shareholders of the Company.

At December 31, 2000, the Company had $138,960 of advances due KFI, $51,990 due an entity affiliated with another director of the Company and $60,000 to another director. These advances are non-interest bearing and contain no specific repayment terms.

The Company incurred approximately $250,000 of costs with an engineering firm which is owned by a relative of a director for project management and engineering services during 2000 and $145,000 during 1999.

6. COMMON STOCK WARRANTS

In connection with a sale of stock in December 1999, the Company granted the investors warrants to purchase a total of 1,440,024 shares of common stock at $2.00 per share anytime through December 2000. All these warrants expired during 2000 without being exercised. In connection with stock sales in 2000, the Company granted warrants to investors to purchase a total of 5,491,400 shares of common stock at $2.00 per share, within one year of issue. All these warrants will expire by October 2001 if not exercised.

7. SUBSEQUENT EVENTS

In January 2001, the Company agreed to acquire all the capital shares of a company engaged in rubber recycling for a $30,000,000 promissory note. The agreement requires the Company to replace the promissory note in March 2001 with newly-authorized preferred stock, $4,000,000 of which may be "put" back to the Company under certain conditions.

In February 2001, the Company entered into a letter of intent to acquire another company engaged in rubber recycling for $16,000,000. Consummation of this transaction is subject to completion of a formal purchase and sale agreement and the Company arranging the necessary financing.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The names, ages and positions of all directors and executive officers of the Company as of March 31, 2001 are listed below, followed by a brief account of their business experience during the past five years. The Company's Board of Directors currently consists of six directors, three of whom are employees of the Company. Each director serves a term of one year until the next annual meeting of shareholders and until the election and qualification of his successor, or his death, resignation or removal. The executive officers of the Company are appointed by the Board of Directors and serve until the appointment and qualification of their successors and until their death, resignation or removal. There are no family relationships between any of the directors and executive officers. There are no voting agreements or other agreements by which any director is to be elected as a director. There are no arrangements or understandings between any director or executive officer and any other person pursuant to which any person was selected as director or executive officer. The directors of the Company are as follows:

Directors

                    NAME                  AGE                                POSITION
        D. Elroy Fimrite                  51       President, Chief Executive Officer and Chairman of the Board

        Philip Pimlott                    52       Vice President of Information Technology and Director

        Dr. Ian Hadfield                  56       Director

        Scott B. Randolph                 47       Director

        Daniel N. McVicker, Jr.           40       Executive Vice President & General Counsel, Director and
                                                   Secretary

        Carl Buccellato                   58       Director


D. Elroy Fimrite has served as President, Chief Executive Officer and Chairman of the Board since January 29, 1999. Mr. Fimrite is a professional accountant with a business degree with over 26 years of diverse business experience including auditing, controller, treasury, commercial real estate development and general management. Since January 1996, Mr. Fimrite has served as President and Director of Kentucky Financial, Inc., a private company that has provided management and financial services to the Company (see "Certain Relationships and Related Transactions"). He is President and Director of Rebound Rubber Corp. and served as an officer and Director of United Trans-Western, Inc., a Delaware public company, from May 1997 to June 1999.

Philip Pimlott, was appointed to the Board of Directors and appointed as Executive Vice President of the Company in November 1999. From August 1989 to November 1999, Mr. Pimlott served as a partner and a co-owner of Syscom Consulting Inc., a company located in Victoria, British Columbia providing computer systems support. He has been active in that business for the past ten years and has broad management experience.

Dr. Ian Hadfield, was appointed to the Board of Directors of the Company in November 1999. Dr. Hadfield has practiced periodontal dentistry since

September 1970 in Victoria, British Columbia. He is currently President of Dr. K Ian Hadfield, Inc. which is the professional corporation in which the dental practice is operated.

Scott B. Randolph, was appointed to the Board of Directors of the Company in November 1999. Mr. Randolph also currently serves as Vice-President of Consulting Services for Oil and Gas Consultants, Inc. in Tulsa Oklahoma and has been in that position since November 1994. Mr. Randolph has served as a director of United Trans-Western, Inc., a Delaware public company, since May 1997.

Daniel N. McVicker, Jr. was appointed to the Board of Directors of the Company in October 2000. He also serves the Company as an executive officer in the capacity of Executive Vice President and General Counsel. Prior to joining the Company, Mr. McVicker was President and Chief Operating Officer of Rubber Recovery, Inc., a tire recycling concern. Prior to that, he was the Law Department Manager with Bridgestone/Firestone, Inc., the principal subsidiary of Bridgestone Corporation, the world's largest tire and rubber company.


Carl Buccellato joined the Board of Directors of the Company in October 2000. Mr. Buccellato was co-founder, Chief Executive Officer and President of the Homeowners Association of America and Chief Executive Officer, President and Chairman of the Board of Homeowners Group, Inc. These companies developed the largest member organization in the real estate industry with 27,000 participating firms and 247,000 real estate agents. This group participated in one of every four home resale transactions in the United States. Mr. Buccellato serves on a number of corporate Board of Directors and also the Board of Trustees of St. Thomas University.


EXECUTIVE OFFICERS

In addition to Meesrs. Fimrite, Pimlott and McVicker, the Company's executive officers are as follows:

       NAME                 AGE                         POSITION

Michael C. Elles            41        Executive Vice President - Operations

Michael F. Jones            50        Vice President and Chief Financial Officer

Mr. Mike Elles, 41, joined the Company as Vice President of Business Development in August 2000. He has past experience in business start-up, operations, human resource management and business development. Mr. Elles has ten years experience in the rubber recycling industry. He was Director of Sales for Granutech-Saturn Systems Corporation and was also Chief Executive Officer, Partner and Vice President of SPM Texas Tire Recyclers, Inc. Mr. Elles was promoted to the executive Vice President position in March 2001.

Mr. Jones, joined the Company on January 1, 2001 as Vice President and Chief Financial Officer. Prior to that, Mr. Jones was the Vice President of Finance, Planning and Control for Bayer Clothing Group, Inc., the largest privately held manufacturer of men's tailored clothing in the United States. He initially served as the Vice President of Strategic Planning for Bayer. Prior to Bayer, he served in senior accounting and strategic planning roles with Homeowners Group, Inc., a public company serving the real estate industry.

Information Regarding the Board of Directors

During 2000, the Company's Board of Directors met or took action by written consent four times and convened one formal meeting. The non-formal meetings were conducted by telephone and fax and documented by consent resolutions signed by all directors as physical distance restricted attendance at formal meetings for all directors. All directors in office at the time of the meetings attended all meetings. The Company does not currently have an audit committee or a compensation committee, although it intends to establish them during the 2001 fiscal year.

Compensation of Directors

During 2000, Company directors were not compensated for their service on the Company's Board of Directors. Expenses to attend meetings were reimbursed to the directors.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and officers and any persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all forms they file pursuant to
Section 16(a). To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the year ended December 31, 2000, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with. Form 3 was filed late for all executive officers and directors. A Form 4 for Phillip Pimlott and another for Ian Hadfield were also filed late. At this time all required forms have been filed to the Company's knowledge.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth all compensation paid to or earned by the Company's Chief Executive Officer for the fiscal years ended December 31, 2000, 1999 and 1998. No other executive officer of the Company received compensation in salary and bonus in excess of $100,000 during 2000.

 Name and Principal       Year       Annual           Bonus        Other
       Position                    Compensation      --------       Annual
       --------                      Salary                      Compensation
                                     ------                      ------------
D. Elroy Fimrite         2000       $     -               -            -
Chairman, Chief          1999         90,000              -            -
Executive Officer        1998         90,000              -            -
and President

Stock Options

The Company does not presently have any type of stock option plans in place. Therefore no options have been issued at this time.

Employment Agreements

Effective August 15, 2000, the Company entered into a five-year employment agreement with Michael C. Elles to serve as Vice President Business Development. Under the terms of such Agreement, Mr. Elles was entitled to an initial base salary of $96,000 subject to annual reviews and increases. Mr. Elles is entitled to participate in bonus plans and any senior management stock option plan approved by the Board of Directors. Effective January 1, 2001, Mr. Elles' base salary was adjusted to $132,000 to align his compensation with other members of the senior management team.

Effective January 1, 2001, the Company entered into a five year employment agreement with Michael F. Jones to serve as Vice President and Chief Financial Officer. Under the terms of such Agreement, Mr. Jones is entitled to an initial base salary of $132,000 subject to annual reviews and increases. Mr. Jones is entitled to participate in bonus plans and any senior management stock option plan approved by the Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of March 31, 2001, the name and the number of shares of Company common stock, $.001 par value per share, held of record or beneficially by the following persons: (1) each director of the Company; (2) the Company's Chief Executive Officer; (3) executive officers of the Company; (4) all directors and executive officers of the Company as a group; and (5) each person who is known by the Company to beneficially own more than 5% of the common stock. Except as otherwise noted, the address of each such person is c/o LandStar, Inc., 15825 N. 71st Street, Suite 205, Scottsdale, AZ 85254.
Shares of Common Stock Beneficially Owned (1)

Beneficial Owner                               No. of Shares        Percent of Total (2)
----------------                               -------------        --------------------
D. Elroy Fimrite (3)                              16,100,100               35.5%

Dr. Ian Hadfield (4)                                 515,000                1.1

Philip Pimlott   (5)                                 290,000                 *

Scott B. Randolph                                         --                 --

Daniel N. McVicker                                        --                 --

Carl Buccellato                                           --                 --

United Trans-Western Inc.(6)                       8,500,000                18.7

Kentucky Financial Inc. (8)                        5,600,100                12.3

All executive officers and directors as a         16,905,100               37.3%
group(eight persons) (8)
* Less than 1%

(1) This table is based on information supplied by executive officers, directors and shareholders. Subject to applicable community property laws, each shareholder named in the table has sole voting and investment power with respect to the shares set forth opposite such shareholder's name.

(2) Based on 45,354,524 shares of common stock issued and outstanding as of March 31, 2001.
(3) Includes 5,600,100 shares of common stock held of record by Kentucky Financial, Inc., a company owned by members of Mr. Fimrite's family and for which Mr. Fimrite serves as an officer and director; Mr. Fimrite disclaims beneficial ownership over all of such shares except to the extent of his pecuniary interest therein. The amount beneficially owned by Mr. Fimrite does not include 8,500,000 shares held by United Trans-Western, Inc., a public company for which Mr. Fimrite formerly served as an officer and director. Mr. Fimrite disclaims beneficial ownership over all of such shares except to the extent of his pecuniary interest therein. All of the shares beneficially owned by Mr. Fimrite are subject to the terms of a voluntary pooling agreement, pursuant to which he has agreed to certain transfer restrictions on the shares over a two-year period following closing of the acquisition of Rebound Rubber on March 31, 1999. See "Certain Relationships and Related Transactions."
(4) Of the shares beneficially owned by Dr. Hadfield, 480,000 shares are subject to the terms of a voluntary pooling agreement, pursuant to which he has agreed to certain transfer restrictions on the shares over a eighteen month period following closing of the acquisition of Rebound Rubber on March 31, 1999. See "Certain Relationships and Related Transactions."
(5) Includes 35,000 shares of common stock held of record by Five Star Systems, Ltd., a company for which Mr. Pimlott serves as an officer, director and shareholder; Mr. Pimlott disclaims beneficial ownership over all of such shares except to the extent of his pecuniary interest therein. Of the shares beneficially owned by Mr. Pimlott, 140,000 shares are subject to the terms of a voluntary pooling agreement, pursuant to which he has agreed to certain transfer restrictions on the shares over an eighteen month period following closing of the acquisition of Rebound Rubber on March 31, 1999. See "Certain Relationships and Related Transactions."
(6) The shares beneficially owned by United Trans-Western, Inc. were issued in connection with the acquisition by LandStar in March 1999 of United Trans-Western's joint venture rights to the rubber de-vulcanization technology, and are subject to the terms of a voluntary pooling agreement, pursuant to which the holder has agreed to certain transfer restrictions on the shares over a two-year period following closing of the acquisition on March 31, 1999. See "Certain Relationships and Related Transactions." Mr. Fimrite is a former officer and director of United Trans-Western, Inc.
(7) All of the shares beneficially owned by Kentucky Financial Inc. are subject to the terms of a voluntary pooling agreement, pursuant to which the holder has agreed to certain transfer restrictions on the shares over a two-year period following closing of the acquisition of Rebound Rubber on March 31, 1999.Mr. Fimrite serves as president and director of Kentucky Financial Inc. See "Certain Relationships and Related Transactions."
(8) Consists of Messrs. Fimrite, Hadfield, Pimlott, McVicker, Buccellato, Randolph, Michael C. Elles and Michael F. Jones. See "Directors and Executive Officers."

Item 13. Certain Relationships and Related Transactions

On December 28, 1998, the Company entered into a share exchange agreement with Rebound Rubber Corp. and substantially all of the shareholders of Rebound Rubber Corp. This agreement provided for the issuance of 14,500,100 shares of Company common stock in exchange for substantially all of the issued and outstanding shares of Rebound Rubber Corp., at a deemed value of $.25 per share or a total purchase price of $3,681,025. The acquisition was effective on March 31, 1999.

On December 28, 1998, the Company entered into a purchase agreement with United Trans-Western, Inc. to acquire certain joint venture rights held by United Trans-Western, Inc. under a joint venture agreement between it and

Rebound Rubber Corp. relating to rubber recycling technology. On March 31, 1999, effective upon the share exchange with Rebound Rubber, the Company closed on the transaction with United Trans-Western, Inc. and issued 8,500,000 share of common stock (valued at $.25 per share) and paid $100,000 cash. United Trans-Western, Inc. further agreed that all shares would be subject to transfer restrictions pursuant to a two-year voluntary pooling agreement (in addition to any restrictions imposed by law). Mr. Fimrite, the Company's Chief Executive Officer, is a former officer and director of United Trans-Western, Inc.

On December 28, 1998, in connection with the share exchange agreement, the shareholders of Rebound Rubber Corp. who received shares of Company common stock also entered into a voluntary pooling agreement. Under the voluntary pooling agreement, each shareholder agreed to certain restrictions on the transfer of their shares (in addition to any transfer restrictions imposed on them by applicable law) for a period of 18 months following March 31, 1999, the date on which the share exchange became effective. Under the voluntary pooling agreement, each shareholder's shares are to be released from the transfer restrictions at the following rate: 10% released six months after the closing on March 31, 1999; an additional 15% to be released nine months after the closing on March 31, 1999; an additional 20% to be released 12 months after the closing on March 31, 1999; an additional 25% to be released 15 months after the closing on March 31, 1999; and the remainder to be released 18 months after the closing on March 31, 1999. In addition, certain affiliates of Rebound Rubber Corp. and United Trans-Western Inc. orally agreed to be bound by a further voluntary pooling agreement, pursuant to which each holder agreed to additional transfer restrictions on their shares for a period of two years through March 31, 2001.

The Company, and its predecessor-in-interest Rebound Rubber Corp., have previously received funding from Kentucky Financial, Inc., a corporation owned by members of Mr. Fimrite's family and for which Mr. Fimrite serves as an officer and director. On September 15, 1998, Kentucky Financial, Inc. entered into a standby financing agreement with Rebound Rubber Corp. pursuant to which Kentucky Financial, Inc. provided interim financing to Rebound Rubber Corp. in the amount of $300,000, evidenced by a convertible debenture. In consideration for the financing, Rebound Rubber Corp. paid to Kentucky Financial, Inc. a fee of $15,000, representing five percent of the financing amount. The convertible debenture had a term of one year and was convertible into units (each unit consisting of one share of common stock and one stock purchase warrant to purchase an additional share of common stock) at the following rates: if converted prior to September 30, 1999, a conversion rate of $.10 per share for a maximum of 3,000,000 shares plus 3,000,000 warrants with an exercise price of $.10 per share; if converted after September 20, 1999 and prior to September 30, 2001, a conversion rate of $.20 per share for a maximum of 1,500,000 shares plus 1,500,000 warrants with an exercise price of $.20 per share; and if converted after September 20, 2001 and prior to September 30, 2003, a conversion rate of $.30 per share for a maximum of 1,000,000 shares plus 1,000,000 warrants with an exercise price of $.30 per share. As a result of the share exchange with Rebound Rubber Corp. in March 1999, the Company assumed Rebound Rubber Corp.'s obligations under the convertible debenture. Subsequently, in September 1999 the holders of the convertible debentures converted the outstanding principal into 3,000,000 shares of Company common stock at a conversion rate of $.10 per share and exercised in full their stock purchase warrants for an additional 3,000,000 shares of Company common stock at an exercise price of $.10 per share.

The Company leases approximately 3,300 square feet of office space in the LandStar building, Victoria, British Columbia, Canada where offices are located. The lease agreement is with Carey Holdings Ltd., a company in which Mr. D.E. Fimrite, president and director of LandStar, has a financial interest. The lease agreement, effective January 1, 2000 is for a term of five years through December 31, 2004, at a monthly lease rate of $4,163 plus applicable additional rent for common costs. The building is a multi-tenant facility and the rental rate is equivalent to rental rates paid by other tenants within the facility for comparable space. The Company believes that the terms of its office lease are at least as favorable as those the Company could obtain from an independent third party.

During 1998 and 1999, the Company was obligated under a management services agreement entered into by Rebound Rubber Corp. with Kentucky Financial Inc., a corporation owned by members of Mr. Fimrite's family and for which Mr. Fimrite serves as president and director. Under this agreement, Kentucky Financial provided management services to the Company and it's subsidiaries at a rate of $11,625 (CDN) per month (representing approximately $7,500 (US) per month or $90,000 (US) annually based on current exchange rates). The management services include supplying the Company with a full-time Chief Executive Officer, a position filled by Mr. Fimrite throughout the term of the agreement. This agreement terminated on December 31, 1999 Currently, the Company has an oral, at-will agreement present pursuant to which it is paying $12,000 US per month ($144,000 annualized) for Mr. Fimrite's services.

On March 31, 1999, the Company closed on the transactions contemplated by the share exchange agreement with Rebound Rubber Corp., resulting in the issuance of 14,500,100 shares of Company common stock to substantially all of the former shareholders of Rebound Rubber Corp. The issuance of 14,500,100 shares of Company common stock in the share exchange represented approximately 87% of the Company's issued and outstanding shares outstanding immediately following the transaction, resulting in a change of control of the Company.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

FINANCIAL STATEMENTS

The following consolidated financial statements of LandStar, Inc. (a development stage enterprise) are included in PART II, Item 8. of this Annual Report.

Independent Auditor's Report

Consolidated Balance Sheet-December 31, 2000

Consolidated Statements of Operations-December 31, 2000 and 1999 and For The Period From December 13, 1996 (Date of Incorporation) to December 31, 2000

Consolidated Statements of Shareholders' Equity-For
The Period From December 13, 1996 (Date of Incorporation)
Through December 31, 2000.

Consolidated Statements of Cash Flows-Years Ended
December 31, 2000 and 1999 and For The Period From
December 13, 1996 (Date of Incorporation) To
December 31, 2000

Notes to Consolidated Financial Statements

EXHIBITS

Exhibit No.                          Description                                    Filing
-----------                          -----------                                    ------
3.1      Articles of Incorporation filed May 4, 1998                                   *

3.2      By-Laws                                                                       *

4.1      Specimen Common Stock Certificate                                             *

10.1     Lease Agreement between Carey Holdings Ltd. and LandStar, Inc. dated          *
         January 1, 2000

10.2     Management Services Agreement between Rebound Rubber Corp. and Kentucky       *
         Financial Inc. dated April 1, 1998,as amended January 4, 1999.

10.3     Management Services Agreement between Rebound Rubber Corp. and Shina          *
         Investments Ltd. Dated April 1, 1998 as amended January 4, 1999.

10.4     Agreement on the Transfer of Technological Achievements between               *
         Guangzhou Research Institute for the Utilization of Reclaimed
         Resources and Rebound Rubber Corp. dated March 12, 1997 as amended
         November 28, 1998.

10.5     Agreement on the Transfer of Technological Achievement between                *
         Guangzhou Research Institute for the Utilization of Reclaimed
         Resources and Rebound Rubber Corp. dated March 12, 1997 as amended
         November 28, 1998.

10.6     Letter of Appointment between Guangzhou Research Institute for the            *
         Utilization of Reclaimed Resources and Rebound Rubber Corp. dated March
         12, 1997.

10.7     Share Exchange Agreement between LandStar, Inc., Rebound Rubber               *
         Corp.,Manhattan Transfer & Registrar and the shareholders named therein dated December 331, 1998.

10.8     Voluntary Pooling Agreement between Rebound Rubber Corp., Manhattan           *
         Transfer & Registrar and the shareholders named therein dated December
         31, 1998.

10.9     Purchase Agreement between LandStar, Inc. and United Trans-Western,           *
         Inc. dated December 31, 1998

10.10    Employment Agreement between the Company and Michael C. Elles                **

10.11    Employment Agreement between the Company and Michael F. Jones                **

* Incorporated by reference to the 10-SB filed with the Commission on January 10, 2000.

** Form 10-K, Year Ended December 31, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 LANDSTAR, INC.


Dated as of the 16th day of April, 2001          /s/ D. Elroy Fimrite
                                                 --------------------
                                                 D. Elroy Fimrite, Chairman
                                                 Of the Board, President and
                                                 Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Dated as of the 16th day of April, 2001          /s/ D. Elroy Fimrite
                                                 --------------------
                                                 D. Elroy Fimrite, President,
                                                 Chief Executive Officer and
                                                 Director


Dated as of the 16th day of April, 2001          /s/ Michael F. Jones
                                                 --------------------
                                                 Michael F. Jones,
                                                 Vice President and Chief
                                                 Financial Officer


Dated as of the 16th day of April, 2001          /s/ Phillip Pimlott
                                                 -------------------
                                                 Phillip Pimlott, Director
                                                 and Vice President

Dated as of the 16th day of April, 2001
                                                -----------------------------
                                                 Dr. Ian Hadfield, Director


Dated as of the 16th day of April, 2001
                                                -----------------------------
                                                 Scott B. Randolph, Director


Dated as of the 16th day of April, 2001          /s/ Daniel N. Mcvicker
                                                 ----------------------
                                                 Daniel N. McVicker, Jr.,
                                                 Executive Vice President and
                                                 General Counsel, Director and
                                                 Secretary


Dated as of the 16th day of April, 2001          /s/ Carl Buccellato
                                                 ------------------------
                                                 Carl Buccellato, Director