Form 10QSB
period 2001-03-31
LANDSTAR INC
filed 2001-05-22
CIK 1068689

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2001.


[ ] TRANSACTION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from..............to..............


                         Commission file number: 1-15597


                                 LANDSTAR, INC.
             (Exact name of registrant as specified in its charter)



                Nevada                                    86-0914051
     (State or other jurisdiction of                   (I.R.S. Employer
      Incorporation or organization)                  Identification No.)



                         15825 N. 71st Street, Suite 205
                            Scottsdale, Arizona 85254
                                 (480) 596-8400



  (Address and telephone number of registrant's principal executive offices and principal place of business)

         Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

Yes [ x ]              No [   ]

         State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. 46,681,424 shares of common stock, $.001 par value as of April 30, 2001.

                                 LANDSTAR, INC.

                          FORM 10-QSB QUARTERLY REPORT


                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
PART I.  FINANCIAL INFORMATION

         Item 1.   Condensed Consolidated Financial Statements

                      Condensed Consolidated Balance Sheets at               3
                         March 31, 2001 and December 31, 2000

                      Condensed Consolidated Statements of                   4
                         Operations for the Three Months Ended
                         March 31, 2001 and 2000

                      Condensed Consolidated Statements of                   5
                         Cash Flows for the Three Months Ended
                         March 31, 2001 and 2000

                        Notes to Condensed Consolidated Financial            6
                         Statements

         Item 2.   Management's Discussion and Analysis of
                      Financial Condition and Results of Operations         14


PART II. OTHER INFORMATION

         Item 1.      Legal Proceedings.                                    16

         Item 2.      Changes in Securities.                                16

         Item 3.      Defaults Upon Senior Securities.                      16

         Item 4.      Submission of Matters to a Vote of Security Holders.  16

         Item 5.      Other Information.                                    16

         Item 6(a).   Exhibits.                                             16

         Item 6(b).   Reports on Form 8-K.                                  16

         Signatures.                                                        17

                                 LANDSTAR, INC.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  (UNAUDITED)
                                                                                 MARCH 31, 2001       DECEMBER 31, 2000
                                                                                 -------------        -----------------
                                    ASSETS
Current Assets:
    Cash and cash equivalents                                                     $    973,818           $    29,542
    Accounts receivable, net of allowances of $111,979 at March 31, 2001             1,965,485                10,371
    Receivable from related party                                                       59,100                    --
    Inventory                                                                        2,419,680                    --
    Prepaid and other assets                                                           714,953                 5,942
                                                                                  ------------           -----------

         Total current assets                                                        6,133,036                45,855

Property and equipment, net of accumulated depreciation                             19,506,755               730,539

Other Assets:
    Technology rights, net of accumulated amortization of $257,505
       and $169,660 at March 31, 2001 and 2000, respectively                           627,499               649,624
    Excess of cost over fair market value of assets acquired, net
       of accumulated amortization of $415,809                                       6,889,936                    --
                                                                                  ------------           -----------

         Total other assets                                                          7,517,435               649,624
                                                                                  ------------           -----------

         Total assets                                                             $ 33,157,226           $ 1,426,018
                                                                                  ============           ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued expenses                                         $  5,529,420           $   842,416
    Short-term line of credit                                                          370,875                    --
    Current maturities of long-term debt                                             2,572,605                    --
    Due to shareholder                                                               1,450,000                    --
    Short term note payable                                                            237,500                    --
    Advances from related parties                                                           --               250,950
    Deferred revenue                                                                 2,000,000                    --
                                                                                  ------------           -----------

         Total current liabilities                                                  12,160,400             1,093,366

    Long-term debt, less current maturities                                         11,422,342                    --
                                                                                  ------------           -----------

         Total liabilities                                                          23,582,742             1,093,366

Commitments and contingencies

Stockholders' Equity:
    Common stock, $.001 par value; authorized, 100,000,000
       shares; issued and outstanding 56,214,524 and 44,547,524
       at March 31, 2001 and December 31, 2000, respectively                            56,214                44,547
    Preferred stock; to be authorized and issued (15,000,000 shares)                    30,000                    --
    Additional paid-in capital (including $7,470,000 and $0, respectively
      relating to the preferred shares to be issued)                                17,402,433             6,029,499
    Common stock subscriptions (636,000 shares)                                        171,725               117,000
    Accumulated deficit                                                             (8,085,888)           (5,858,394)
                                                                                  ------------           -----------

         Total stockholders' equity                                                  9,574,484               332,652
                                                                                  ------------           -----------

         Total liabilities and stockholders' equity                               $ 33,157,226           $ 1,426,018
                                                                                  ============           ===========

See notes to condensed consolidated financial statement

                                 LANDSTAR, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     For the three months ended March 31,
                                                       2001                     2000
                                                     -----------            -----------
Net sales                                            $ 3,646,253            $
Cost of goods sold                                     3,665,984                     --
                                                     -----------            -----------

         Gross loss                                      (19,731)                    --

Operating expenses:
    Research and development                                  --                 76,985
    Selling                                              170,594                     --
    General and administrative                         1,772,587                339,468
                                                     -----------            -----------

         Total operating expenses                      1,943,181                416,453
                                                     -----------            -----------

    Operating loss                                    (1,962,912)              (416,453)

Other income (expense):
    Interest income                                        2,640                     --
    Interest expense                                    (208,295)               (12,178)
    Other expense                                        (60,139)                    --
                                                     -----------            -----------

         Total other income (expense)                   (265,794)               (12,178)
                                                     -----------            -----------

         Net loss                                    $(2,228,706)           $  (428,631)
                                                     ===========            ===========

         Net loss per share, basic and diluted       $     (0.05)           $     (0.01)
                                                     ===========            ===========

Weighted-average number of common
    shares outstanding, basic and diluted             47,510,024             37,789,457
                                                     ===========            ===========


See notes to condensed consolidated financial statements.

                                 LANDSTAR, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           For the three months ended March 31,
                                                                               2001                  2000
                                                                            -----------           ---------
Cash flows from operating activities
    Net loss                                                                $(2,228,706)          $(428,631)
    Adjustments to reconcile net income to net cash
      used in operating activities:
        Depreciation and amortization                                           528,740              63,000
        Loss on sale of property and equipment                                   62,366                  --
        (Increase) decrease in operating assets:
           Trade receivables                                                    (31,093)                 --
           Inventories                                                         (666,186)                 --
           Prepaid expenses and other current assets                           (194,529)                 --
        Increase (decrease) in operating liabilities:
           Accounts payable                                                    (777,110)            146,433
           Accrued expenses                                                      58,777                  --
                                                                            -----------           ---------
                Net cash used in operating activities                        (3,247,741)           (219,198)
Cash flows from investing activities:
        Capital expenditures                                                   (563,573)           (123,584)
        Cash from acquisition                                                   132,390                  --
        Proceeds from sale of property and equipment                              5,000                  --
                                                                            -----------           ---------
                Net cash used in investing activities                          (426,183)           (123,584)
Cash flows from financing activities:
        Proceeds from revolving line of credit                                2,951,143                  --
        Payments on revolving line of credit                                 (3,029,936)                 --
        Net proceeds from loan payable to stockholder and director            1,415,000                  --
        Payments on long-term debt                                             (105,568)                 --
        Issuance of common stock                                              2,417,000             193,047
        Net advances from parent company                                      1,280,611                  --
        Net advances (payments) to/from related parties                        (310,050)            144,080
                                                                            -----------           ---------

                Net cash provided by financing activities                     4,618,200             337,127
                                                                            -----------           ---------

         Net increase (decrease) in cash and cash equivalents                   944,276              (5,655)

Cash and cash equivalents, beginning of period                                   29,542              10,042
                                                                            -----------           ---------

Cash and cash equivalents, end of period                                    $   973,818           $   4,387
                                                                            ===========           =========

See notes to condensed consolidated financial statements.

                                 LANDSTAR, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

     The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the year ending December 31, 2001.

     The external auditors have not completed their review at the time of the filing of this report.

2.   CERTAIN SIGNIFICANT ACCOUNTING POLICIES

     The Company had no revenues from operations and was considered to be in the development stage through December 31, 2000. Effective January 8, 2001 the Company acquired all outstanding shares of stock of PolyTek Rubber & Recycling, Inc. (PolyTek) This acquisition is discussed in detail in Note
     3. PolyTek is also included in "the Company", effective at the time of its acquisition. The following accounting policies are additional policies that have been adopted along with the acquisition of PolyTek. Other accounting policies of the Company are described in the Company's Annual Report referred to in Note 1 above.

     Property and Equipment

     Property and equipment is recorded at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

     The depreciation periods for the PolyTek assets are as follows:

                  Land Improvements                               15 years
                  Buildings and Improvements                      40 years
                  Machinery and Equipment                         10 years
                  Transportation Equipment                         5 years
                  Office Furniture and Equipment                   5 to 10 years

     Inventories and recognition of tire collection fees

     Finished goods inventories are stated at the lower of cost (first-in, first-out method) or market. Work in process and finished goods inventories include materials, labor and allocated overhead.

     The primary raw material used in the production of crumb rubber is used tires. PolyTek does not generally purchase this raw material, but instead collects tires under contracts with various counties in its area of operation. The Company receives tire collection fees under third party contracts, which are recorded as revenue upon the processing of tires into the plant. Deferred revenues of $2,000,000 represents tire collection fees relating to the 3,000,000 tires awaiting processing on March 31, 2001.

     Intangible Assets

     Intangible assets of PolyTek primarily include goodwill, which is the excess of the acquisition price over the value assigned to identifiable assets. It is being amortized using the straight-line method over the expected economic life of 15 years.

     Liquidity and Capital Resources

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the regular course of business. At March 31, 2001, the Company has a working capital deficit of approximately $6 million. In January, 2001, the Company acquired PolyTek (see Note 3); however, in the more recent fiscal year ended September 30, 2000, PolyTek incurred a net loss of approximately $6.5 million and used approximately $4.9 million in cash flows from operations. In addition, PolyTek was in violation of two debt covenants at March 31, 2001. One of the lenders did not waive the covenants, of which the Company is now in default on those loans totalling approximately $371,000. Under the event of default, the institution has several rights, including making the debt immediately due and payable (see
     Note 8). These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

3.   ACQUISITION OF POLYTEK RUBBER & RECYCLING, INC.

     Effective January 8, 2001, the Company entered into an agreement to purchase all of the issued and outstanding shares of common and preferred stock of this company. The Company used the purchase method of accounting for this transaction. Operations of PolyTek Rubber & Recycling, Inc. ("PRR") have been consolidated with the Company as of January 1, 2001. The Company exchanged 10,000,000 shares of its common stock for the outstanding common stock of PRR. The Company will also exchange 15,000,000 shares of its preferred stock (yet to be authorized and issued) in exchange for the issued and outstanding preferred shares of PRR, $3.7 million of debt to the sole shareholder as of January 8, 2001 and for $2,000,000 advanced to the Company in the first quarter of 2001. Each share of preferred stock will be convertible into two shares of the Company's common stock. The consideration of stock given in the merger is valued at $9,000,000 based on the current stock sales value of the Company's common stock at the time of the acquisition.

     The assets purchased included cash of $132,390, accounts receivable of $1,915,500, inventory of $1,753,500, other assets of $395,000, net fixed assets of $18,542,000 and other non-current assets of $1,256,000. In conjunction with the agreement, the Company assumed accounts payable and accrued liabilities of $3,944,000, deferred revenue of $2,000,000 and long-term debt of $18,459,000. Approximately $6,000,000 of goodwill was recorded as a result of this transaction.

     PolyTek Rubber & Recycling, Inc., an Arizona corporation, was established in July 1996. The Company and its subsidiaries operate in the rubber recycling industry and derive their revenue principally from the sale of crumb rubber produced at their manufacturing facilities in Arizona, Michigan, Pennsylvania and Oklahoma to customers on 30 day terms.

4.   PROFORMA INFORMATION

     The financial statements included in this report reflect only the activity of Landstar, Inc. (prior to the PRR acquisition) for three months ended March 31, 2000. The following would have been the consolidated net revenue, net loss and per share information if PRR had been owned during that time:

            Net revenues                                           $ 1,610,600
            Net loss                                               $(1,303,730)
            Net loss per share, basic and diluted                  $      (.03)

5.   INVENTORIES

     Inventories at March 31, 2001 were composed of $127,900 of raw materials, $291,700 of work-in-process and $2,000,100 of finished goods.

6.   PROPERTY AND EQUIPMENT

     The cost of property and equipment and the related accumulated depreciation at March 31, 2001 are as follows:

            Land                                                   $   698,000
            Land Improvements                                          834,605
            Building Improvements                                    4,039,775
            Office and Building Improvements                           848,036
            Tire Collection Equipment                                  401,254
            Factory Equipment                                       13,972,491
            Office Furniture and Fixtures                              192,963
            Vehicles and Trailers                                       46,978
            Construction in Progress                                 1,558,026
                                                                   -----------
                                                                    22,592,128
            Less:  accumulated depreciation                         (3,085,373)
                                                                   -----------

                                                                   $19,506,755
                                                                   ===========

7.   LONG-TERM DEBT

     The Company's long-term debt consists of the following at March 31, 2001:

            The Michigan Strategic Fund Bonds (a)                                         $ 5,000,000
            The Pennsylvania Acquisition Note (f)                                           2,072,000
            The Arizona Acquisition Note (f)                                                3,942,986
            The Oklahoma Acquisition Note (b)                                               1,138,348
            The Oklahoma Acquisition Capital Lease (c)                                        538,693
            The Tennessee Note (d)                                                            492,262
            The Oklahoma Installment Lease (e)                                                636,326
            Note payable to financial institution from the Oklahoma Subsidiary;
            guaranteed by the Company, interest at 9.89%, due in monthly installments of $1,788, including interest, through December 2006,
            collateralized by substantially all assets except land and building.               98,769
            Capital lease payable from the Company, interest at approximately 13%, due in quarterly installments of $2,613, including interest, through
            September 2003, collateralized by the associated equipment.                        19,885
            Capital lease payable from the Company, interest at 10.67%, due in quarterly installments of $7,499, including interest, through 2003,
            collateralized by the associated equipment.                                        55,678
                                                                                           ----------
                                                                                           13,994,947
                 Less current maturities                                                   (2,572,605)
                                                                                           ----------

                                                                                          $11,422,342
                                                                                           ==========

     The future maturities of the Company's long-term debt are as follows:

           Years Ending December 31,
           -------------------------
           2001                                                    $ 2,422,625
           2002                                                      2,464,751
           2003                                                      2,454,639
           2004                                                        408,636
           2005                                                        408,636
           Thereafter                                                5,861,218
                                                                   -----------

                                                                   $13,994,947
                                                                   ===========

     (a) The Issue matures on September 1, 2011. Interest is calculated weekly on a rate determined by the Remarketing Agent (the "Agent), which shall be the lowest rate of interest which will, in the sole judgement of the Agent, permit the bonds to be remarked to a price of par, plus accrued interest, on the first day of the applicable weekly interest period. Interest accrued is payable on a monthly basis.

     (b) The Oklahoma Acquisition Note was assumed in connection with the purchase of the Oklahoma manufacturing facility. The note is collateralized by substantially all of the assets of PRR's Oklahoma Subsidiary. The note bears interest at prime plus 1.5% and is due in monthly installments of $17,936, including interest, with the balance due in December 2006.

     (c) The Oklahoma Acquisition Capital Lease was also assumed in connection with the purchase of the Oklahoma manufacturing facility. The lease bears interest at 6.7% and is due in monthly installments of $4,513, including interest, with the balance due in December 2017. The lease is collateralized by the land and building associated with the manufacturing facility.

     (d) The Tennessee Note bears interest at prime less 1.0% and is due in monthly installments of $4,513, including interest, commencing in July 2000. The note matures June 2009. The note is collateralized by certain land, buildings, receivables, and equipment.

         The Tennessee Note contains restrictive covenants, including requirements for the Company to meet certain financial ratios. The Company was in violation of certain of these covenants as of September 30, 2000. The violations were subsequently waived by the financial institution in a letter dated November 3, 2000. Management can provide no assurance that the Company will not violate these covenants in the future. Future violation of these covenants could result in the obligation becoming due and payable on demand.

     (e) On May 23, 2000, PRR's Oklahoma Subsidiary entered into an installment lease with the holders of the Oklahoma Acquisition Note, consisting of a series of non-revolving draws under a collateralized credit agreement, for the purpose of financing the purchase and installation of operating machinery. The draws bear interest at prime plus 2% and are due in monthly payments of principal and interest through September 2005. The draws are unconditionally guaranteed by the Company and are collateralized by the associated machinery acquired. Additionally, the obligation is cross-collateralized with the Oklahoma Acquisition Note.

     (f) In connection with the acquisition of the Arizona operations in 1997, the PolyTek Rubber & Recycling, Inc. issued a note payable and a security agreement for fixtures and equipment (the "Arizona Note"). The Arizona Note is collateralized by a Deed of Trust on certain property in Maricopa County, Arizona. The Arizona Note is due in annual principal installments $1,325,000 through February 28, 2003. Interest is payable in quarterly installments with a base rate at LIBOR plus one percent per annum. Because the agreement includes the waiving of certain interest payments, the original stated principal of $6,300,000 was discounted to $5,823,890 using 6.68%.

         In connection with the acquisition of PRR's Pennsylvania Subsidiary, the Company issued a note payable to NRI Pennsylvania representing $2,500,000 deferred consideration (the "NRI Note"). The NRI Note is collateralized by a mortgage on certain real property as defined in the purchase agreement. The NRI Note is due in annual principal and interest installments of $833,333 through May 1, 2003. Because the NRI Note contains no stated interest rate, the original stated principal of $2,500,000 was discounted to approximately $2,072,000 using, 10%.

         As of March 31, 2001, aggregate principal maturities on the Arizona Note and the NRI Note in each of the next three years are as follows:

                                                      Discounted
                                                       principal         Imputed
              Years Ending December 31,                payments          interest            Total
              ------------------------                 --------          --------            -----
              2001                                    $2,390,916         $217,418          $2,608,334
              2002                                     2,003,576          154,757           2,158,333
              2003                                     2,072,504           85,829           2,158,333
                                                      ----------         --------          ----------

                                                      $6,466,996         $458,004          $6,925,000
                                                      ==========         ========          ==========


8.   LINES OF CREDIT

     On January 10, 2000, PRR entered into a revolving line of credit agreement with a financial institution whereby the Company could borrow up to a maximum of $1,500,000 subject to a borrowing base calculation. The borrowing base was originally calculated as the sum of 50% of eligible inventory, provided that amount does not exceed $500,000, and 80% of eligible receivables. Interest is payable monthly at prime plus 3.0%. The line of credit is collateralized by substantially all assets of the Company and expires in January 2002. Thereafter the agreement is automatically renewed from year to year unless terminated by either party. Outstanding borrowings under this line of credit at March 31, 2001 were $142,308 and have been classified as short-term obligations.

     On July 26, 2000, the Pennsylvania Subsidiary entered into a revolving line of credit agreement with the same financial institution whereby the Pennsylvania Subsidiary could borrow up to a maximum of $1,000,000 subject to a borrowing base calculation, The borrowing base was calculated as the sum of 50% of eligible inventory, provided that amount does not exceed $200,000, and 80% of eligible receivables. Availability under this line of credit extends through July 2001 and is collateralized by substantially all of the assets of the Pennsylvania Subsidiary. Interest is payable monthly at prime plus 3.0%. Outstanding borrowings under this line of credit at March 31, 2001 were $228,567 and have been classified as short-term obligations.

     The Company unconditionally guarantees both of these lines of credit. The Company is required to comply with certain financial and nonfinancial covenants as a result of these lines of credit. At March 31, 2001 the Company was in default of certain covenants under both of the agreements. As a result of the defaults, the financial institution has reduced the Company's original borrowing base. The institution has additional rights to act under the event of default including declaring the notes immediately due and payable, termination of the agreement, cease making advances to the Company, proceed to collect the collateral of the Company, and exercise any and all of the rights accruing to a secured party. Management can provide no assurance that the Company will remedy these defaults in the future.

9.   COMMITMENTS

     The Company leases production equipment, office equipment and vehicles under various noncancelable agreements that expire between June 2001 and March 2005 which require various minimum annual rentals. The Company leases office space with payments of $8,940 per month which expires in November 2005, and plant space with payments of $11,958 per month which expires in May 2005. In addition, the Company leases production equipment on a month to month basis.

     The total approximate minimum rental commitments under noncancelable leases at March 31, 2001 are as follows:

             Years Ending December 31,
             -------------------------
             2001                                                    $286,923
             2002                                                     310,209
             2003                                                     285,336
             2004                                                     205,788
             2005                                                     192,648

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     In addition to historical information, this Quarterly Report contains forward-looking statements. These forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results and Market Price of Stock". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to those forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the SEC, including its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 and the Quarterly Reports on Form 10-QSB filed by the Company in fiscal year 2001.

RESULTS OF OPERATIONS

     Comparison of results of operations is made difficult because in the quarter ended March 31, 2000, the Company was a development stage company with no revenues, five to six employees and no operating facilities. A pilot facility was in process of being built in Dayton, Ohio. The Company continued as a development company through the end of December 2000. However, significant staff was hired in that interval to prepare the Company for its launch into operations in 2001.

     Effective January 8, 2001, the Company took its first step into operations with the acquisition of PolyTek Rubber & Recycling, Inc. (See Note 3.) With this action, they acquired four plants that manufacture crumb rubber. Revenues for the first quarter of 2001 were $3.6 million compared to zero for LandStar, Inc. for the same period in the prior year. PolyTek however produced $1.6 million in revenues in the first quarter of 2000. In that period in 2000, only two of the four plants were in full operation and a third plant was coming up. In 2001 all four plants were producing, although Michigan was closed for repairs for most of February and March 2001.

     In 2001, the Company lost $19,731 at the gross margin line due to a combination of low sale prices of the crumb rubber and high costs produced by inefficient operations. The Company is attempting to right this situation by addressing both sides of the formula. First, current negotiations are in process to increase our prices to our customers. There has not been a price increase for a number of years while costs to manufacture continue to rise. Gone unchecked, a downward spiral is inevitable. However, there are no guarantees that management will be successful in obtaining the increases. Management is also reviewing and analyzing each plant on its own merits. The plants must be expanded since this is a volume business. They must have the correct equipment, properly configured with capable operations and preventative maintenance programs in place to operate in a safe, efficient and profitable manner. Management has the manufacturing and engineering personnel in place to accomplish this review and analysis. At completion, a program is to be outlined for each facility that will bring their operations to the proper production and efficiency levels. Management will not rule out the option of ceasing operations at a facility if the analysis indicates the costs to reconfigure a facility is cost prohibitive and the return is not acceptable.

     Selling and general and administrative expenses for the quarter ended March 31, 2001 were $1.95 million compared to $416,000 for LandStar, Inc. in 2000. Include PolyTek for the first quarter 2000 and the selling, general and administrative expenses would have been $925,000. Quarter to quarter comparison reflects a $1,000,000 increase in selling general and administrative expenses. PolyTek's expenses increased from $510,000 in the first quarter of 2000 to $907,000 in 2001. This was partially due to them adding two additional plants in the mid to latter part of 2000. Landstar's corporate expenses for 2001 grew 2.5 times the level of the first quarter 2000. Again this is due to putting in place the corporate staff in the last half of 2000 to prepare for the planned acquisitions in 2001. PolyTek and Landstar both have staffs that are sized to handle much larger operations. As previously stated, volume is very critical in this company and this industry. Without substantive increases in production and sales, either through additional acquisitions or internal generation, the Company will have to look at the ongoing staffing needs of the company. The first quarter of 2001 expenses were also somewhat overstated due to the severance payments made to dismissed employees at the time of acquisition. This amounted to approximately $200,000 in the first quarter of 2001. Additional costs have also been incurred for the Landstar personnel to travel to the various facilities to complete their operations and engineering analysis and to relocated Landstar's corporate offices from Victoria, British Columbia, Canada to Scottsdale, Arizona. LandStar also hired three employees that will manage the asphalt rubber division of the Company: there were no revenues from this division in the quarter.

     Interest expenses were in excess of $200,000 for the combined Landstar, Inc. in 2001 compared to $12,000 for only Landstar in 2000. However, Polytek incurred $264,000 in interest charges in the first quarter of 2000. Therefore there was a $76,000 overall improvement from first quarter 2000 to 2001.

     Other expenses in 2001 relate to losses incurred in the transfer of plant equipment from Tennessee to the other manufacturing facilities.

LIQUIDITY AND FINANCIAL RESOURCES

     The primary sources of liquidity during the first quarter of 2001 was through financing activities: primarily, proceeds from the revolving line of credit and the issuance of common stock. $2,000,000 of the common stock relates to the conversion of advances made by the former shareholder of PolyTek in the first quarter to common stock. Funds were mainly utilized for working capital with $563,000 used for the acquisition of plant and equipment.

     The Company is attempting to replace the revolving line of credit with another financial institution that will allow more normal advance percentages against the receivables and inventory. At the same time, it would appear that we will also refinance two of our facilities and equipment. That would allow us to pay off existing loan commitments against them, make needed capital improvements at the plant, finalize another acquisition and also generate needed working capital. Management is finding difficulty on some financing fronts based on PolyTek's past performance and the lack of any prior operations for Landstar. Management continues to seek replacement and additional financing in the form of revolving lines of credit, asset based financing and equity investors.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         The Company is from time to time involved in litigation incidental to the conduct of its business. At this time the Company is not involved in any material legal proceedings either instituted by or against the Company.

ITEM 2.  CHANGES IN SECURITIES.

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

ITEM 5.  OTHER INFORMATION.

         Not applicable.

ITEM 6(a).    EXHIBITS.

         Not applicable.

ITEM 6(b).    REPORTS ON FORM 8-K.

         The Company filed one Form 8-K on January 23, 2001 which announced the acquisition of PolyTek Rubber & Recycling, Inc. and the appointment of two senior executives.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.



Date:  May 18, 2001                    s/n/s  D. Elroy Fimrite
                                       -----------------------------------------
                                       D. Elroy Fimrite - Chairman of the Board,
                                       President and Chief Executive Officer



                                       s/n/s  Michael F. Jones
                                       -----------------------------------------
                                       Michael F. Jones - Vice President and
                                       Chief Financial Officer