Form 10QSB
period 2001-06-30
LANDSTAR INC
filed 2001-08-20
CIK 1068689

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2001.


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

Yes [ x ]              No [   ]

         State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. 47,355,824 shares of common stock, $.001 par value as of July 31, 2001.

                                 LANDSTAR, INC.

                          FORM 10-QSB QUARTERLY REPORT


                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
PART I.  FINANCIAL INFORMATION

         Item 1.   Condensed Consolidated Financial Statements

                      Condensed Consolidated Balance Sheets at               3
                         June 30, 2001 and December 31, 2000

                      Condensed Consolidated Statements of                   4
                         Operations for the Three and Six Months Ended
                         June 30, 2001 and 2000

                      Condensed Consolidated Statements of                   5
                         Cash Flows for the Six Months Ended
                         June 30, 2001 and 2000

                        Notes to Condensed Consolidated Financial            6
                         Statements

         Item 2.   Management's Discussion and Analysis of
                      Financial Condition and Results of Operations         14


PART II. OTHER INFORMATION

         Item 1.      Legal Proceedings.                                    16

         Item 2.      Changes in Securities.                                16

         Item 3.      Defaults Upon Senior Securities.                      16

         Item 4.      Submission of Matters to a Vote of Security Holders.  16

         Item 5.      Other Information.                                    16

         Item 6(a).   Exhibits.                                             16

         Item 6(b).   Reports on Form 8-K.                                  16

         Signatures.                                                        17

                                 LANDSTAR, INC.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  (UNAUDITED)
                                                                                   JUNE, 2001         DECEMBER 31, 2000
                                                                                 -------------        -----------------
                                    ASSETS
Current Assets:
    Cash and cash equivalents                                                     $    110,113           $    29,542
    Accounts receivable, net of allowances of $111,979 at June 30, 2001              2,057,259                10,371
    Inventory                                                                        2,244,709                    --
    Prepaid and other assets                                                           619,949                 5,942
                                                                                  ------------           -----------

         Total current assets                                                        5,032,030                45,855

Property and equipment, net of accumulated depreciation                             19,469,982               730,539

Other Assets:
    Technology rights, net of accumulated amortization of $272,172
       and $169,660 at June 30, 2001 and December 31, 2000, respectively               612,832               649,624
    Excess of cost over fair market value of assets acquired, net
       of accumulated amortization of $556,393                                       7,070,123                    --
                                                                                  ------------           -----------

         Total other assets                                                          7,682,955               649,624
                                                                                  ------------           -----------

         Total assets                                                             $ 32,184,967           $ 1,426,018
                                                                                  ============           ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued expenses                                         $  6,280,185           $   842,416
    Current maturities of long-term debt                                             3,634,071                    --
    Due to shareholder                                                               3,448,333                    --
    Advances from related parties                                                           --               250,950
    Deferred revenue                                                                 2,000,000                    --
                                                                                  ------------           -----------

         Total current liabilities                                                  15,362,589             1,093,366

    Long-term debt, less current maturities                                          9,755,555                    --
                                                                                  ------------           -----------

         Total liabilities                                                          25,118,114             1,093,366

Commitments and contingencies

Shareholders' Equity:
    Common stock, $.001 par value; authorized 100,000,000
       shares; issued and outstanding 58,015,824 and 44,547,524
       at June 30, 2001 and December 31, 2000, respectively                             58,015               44,547

    Preferred stock; to be authorized and issued (15,000,000 shares)                    30,000                   --

    Additional paid-in capital (including $8,470,000 and $0, respectively
       relating to the preferred shares to be issued)                               17,850,957            6,029,499
    Common stock subscriptions                                                              --              117,000
    Accumulated deficit                                                            (10,872,149)          (5,858,394)
                                                                                  ------------          -----------

         Total shareholders' equity                                                  7,066,823              332,852
                                                                                  ------------          -----------

         Total liabilities and shareholders' equity                               $ 32,184,967           $1,426,018
                                                                                  ============           ===========




See notes to condensed consolidated financial statements.

                                 LANDSTAR, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three months ended June 30,              Six months ended June 30,
                                                       2001                     2000            2001                     2000
                                                     -----------            -----------       -----------            -----------
Net sales                                            $ 3,490,399            $        --       $ 7,136,652            $        --
Cost of goods sold                                     4,088,081                     --         7,754,065                     --
                                                     -----------            -----------       -----------            -----------

         Gross profit (loss)                            (597,682)                    --          (617,413)                    --

Operating expenses:
    Research and development                                  --                 51,895                --                 65,880
    Selling                                              120,039                     --           290,633                     --
    General and administrative                         1,825,722                531,034         3,598,309                924,142
                                                     -----------            -----------       -----------            -----------

         Total operating expenses                      1,945,761                582,929         3,888,942                990,022
                                                     -----------            -----------       -----------            -----------

    Operating income (loss)                           (2,543,443)              (582,929)       (4,506,355)              (990,022)

Other income (expense):
    Interest income                                        3,910                     --             6,550                     --
    Interest expense                                    (187,817)                (2,838)         (458,128)               (15,016)
    Other income (expense)                                 1,893                     --           (57,034)                    --
                                                     -----------            -----------       -----------            -----------

         Total other income (expense)                   (182,014)                (2,838)         (508,612)               (15,016)
                                                     -----------            -----------       -----------            -----------

         Net loss                                    $(2,725,457)           $  (585,767)      $(5,014,967)           $(1,005,038)
                                                     ===========            ===========       ===========            ===========

         Net loss per share, basic and diluted       $     (0.06)           $     (0.02)      $     (0.11)           $     (0.03)
                                                     ===========            ===========       ===========            ===========

Weighted-average common
    shares outstanding, basic and diluted             46,686,899             38,236,000        45,885,310             38,136,000
                                                     ===========            ===========       ===========            ===========


See notes to condensed consolidated financial statements.

                                 LANDSTAR, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               Six months ended June 30,
                                                                               2001                  2000
                                                                            -----------           ---------
Cash flows from operating activities
    Net loss                                                                $(5,014,967)        $(1,005,038)
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                         1,119,516             126,000
        Loss on sale of property and equipment                                   62,366                  --
        (Increase) decrease in operating assets:
           Trade receivables                                                   (131,354)                 --
           Inventories                                                         (491,215)                 --
           Prepaid expenses and other assets                                   (220,878)                 --
        Increase (decrease) in operating liabilities:
           Accounts payable                                                   1,242,674               7,079
                                                                            -----------         -----------
                Net cash used in operating activities                        (3,433,858)           (871,959)
Cash flows from investing activities:
        Capital expenditures                                                 (1,449,936)           (220,414)
        Cash from acquisition                                                   132,390                  --
        Proceeds from sale of property and equipment                              5,000                  --
                                                                            -----------         -----------
                Net cash used in investing activities                        (1,312,546)           (220,414)
Cash flows from financing activities:
        Proceeds from revolving line of credit                                4,708,672                  --
        Payments on revolving line of credit                                 (5,460,375)                 --
        Net proceeds from loan payable to stockholder and director            3,448,333                  --
        Payments on long-term debt                                             (842,291)                 --
        Issuance of common stock                                              2,747,927             633,571
        Issuance of notes payable                                               224,709                  --
        Net advances (payments) to/from related parties                              --             452,251
                                                                            -----------         -----------

                Net cash provided by financing activities                     4,826,975           1,085,822
                                                                            -----------         -----------

         Net increase (decrease) in cash and cash equivalents                    80,571              (6,551)

Cash and cash equivalents, beginning of period                                   29,542              10,042
                                                                            -----------         -----------

Cash and cash equivalents, end of period                                    $   110,113         $     3,491
                                                                            ===========         ===========

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

     The primary raw material used in the production of crumb rubber is used tires. PolyTek does not generally purchase this raw material, but instead collects tires under contracts with various counties in its area of operation. The Company receives tire collection fees under third party contracts, which are recorded as revenue upon the processing of tires into the plant. Deferred revenues of $2,000,000 represents tire collection fees relating to the 3,000,000 tires awaiting processing on June 30, 2001.

     Intangible Assets

     Intangible assets of PolyTek primarily include goodwill, which is the excess of the acquisition price over the value assigned to identifiable assets. It is being amortized using the straight-line method over the expected economic life of 15 years.

     Liquidity and Capital Resources

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the regular course of business. At June 30, 2001, the Company has a working capital deficit of approximately $10.3 million. In January, 2001, the Company acquired PolyTek (see Note 3); however, in the more recent fiscal year ended September 30, 2000, PolyTek incurred a net loss of approximately $6.5 million and used approximately $4.9 million in cash flows from operations. In addition, PolyTek was in violation of one debt covenant at June 30, 2001. The lender did waive the covenants. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

4.   PROFORMA INFORMATION

     The financial statements included in this report reflect only the activity of Landstar, Inc. (prior to the PRR acquisition) for six months ended
     June 30, 2000. The following would have been the consolidated net revenue, net loss and per share information if PRR had been owned during that time:

            Net revenues                                           $ 6,298,500
            Net loss                                               $(3,470,497)
            Net loss per share, basic and diluted                  $      (.09)

5.   INVENTORIES

     Inventories at June 30, 2001 were composed of $64,073 of raw materials, $118,846 of work-in-process and $2,061,790 of finished goods.

6.   PROPERTY AND EQUIPMENT

     The cost of property and equipment and the related accumulated depreciation at June 30, 2001 are as follows:

            Land                                                   $   698,000
            Land Improvements                                          866,882
            Building Improvements                                    4,059,084
            Office and Building Improvements                           848,036
            Tire Collection Equipment                                  401,254
            Factory Equipment                                       15,053,901
            Office Furniture and Fixtures                              362,590
            Vehicles and Trailers                                       46,978
            Construction in Progress                                   794,037
                                                                   -----------
                                                                    23,130,762
            Less:  accumulated depreciation                         (3,660,780)
                                                                   -----------

                                                                   $19,469,982
                                                                   ===========

7.   LONG-TERM DEBT

     The Company's long-term debt consists of the following at June 30, 2001:

            The Michigan Strategic Fund Bonds (a)                                         $ 5,000,000
            The Pennsylvania Acquisition Note (f)                                           1,446,080
            The Arizona Acquisition Note (f)                                                3,948,124
            The Oklahoma Acquisition Note (b)                                               1,126,387
            The Oklahoma Acquisition Capital Lease (c)                                        536,577
            The Tennessee Note (d)                                                            477,211
            The Oklahoma Installment Lease (e)                                                683,717
            Note payable to financial institution from the Oklahoma Subsidiary;
            guaranteed by the Company, interest at 9.89%, due in monthly installments of $1,788, including interest, through December 2006,
            collateralized by substantially all assets except land and building.               97,528
            Capital lease payable from the Company, interest at approximately 13%, due in quarterly installments of $2,613, including interest, through
            September 2003, collateralized by the associated equipment.                        18,324
            Capital lease payable from the Company, interest at 10.67%, due in quarterly installments of $7,499, including interest, through 2003,
            collateralized by the associated equipment.                                        55,678
                                                                                           ----------

                                                                                           13,389,626
                 Less current maturities                                                   (3,634,071)
                                                                                           ----------
                                                                                            9,755,555
                                                                                           ==========

     The future maturities of the Company's long-term debt are as follows:

           Twelve Months Ending June 30,
           -----------------------------
           2002                                                    $ 3,634,071
           2003                                                      2,435,670
           2004                                                        371,752
           2005                                                        397,580
           2006                                                        436,176
           Thereafter                                                6,114,377
                                                                   -----------

                                                                   $13,389,626
                                                                   ===========

     (a) The Issue was to mature on September 1, 2011. However, the Company did not renew the Letter of Credit, which collateralized this issue on July 31, 2001. Therefore, the Bonds were subject to mandatory tender on August 1, 2001. The Trustee for the Bonds was paid on August 1, 2001. The Certificate of Deposit, placed by the former sole shareholder of PolyTek Rubber & Recycling, Inc., which collateralized the Letter of Credit was converted to immediately available funds and transferred to the Trustee. Long-term Debt of $5,000,000 will be replaced by the same amount of equity in the Company in the name of this same shareholder. This will be recorded in the third quarter.

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

         As of June 30, 2001, aggregate principal maturities on the Arizona Note and the NRI Note in each of the next three years are as follows:

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
                                                      ==========         ========          ==========


8.   LINES OF CREDIT

         On January 10 and July 26, 2001, PRR and the Pennsylvania subsidiary, respectively, entered into revolving line of credit agreements for $1,500,000 and $1,000,000, respectively. In June 2001, all obligations to the financial institution under those agreements were paid in full and releases were obtained for all assets collateralizing the agreements.

         One June 25, 2001, the Company entered into an accounts receivable factoring agreement with a different financial institution. The agreement was initially for one month but has since been extended for two years. The financial institution purchases customer accounts receivables, at its option, for the Arizona, Pennsylvania and Oklahoma subsidiaries. The purchase is on a non-recourse basis except they do not bear the loss for customer disputes, discounts, credits, returns or other adjustments. The financial institution initially advances 70% of the amount of the invoice and the remainder, less fees, is advanced once the invoice is paid by the customer. The interest rate varies depending upon the age of the receivable at the time of payment. The agreement is collateralized by substantially all of the assets of the subsidiaries involved. There were no outstanding obligations under this agreement as of June 30, 2001. There are no financial covenants relating to this agreement.

9.   COMMITMENTS

     The Company leases production equipment, office equipment and vehicles under various noncancelable agreements that expire between June 2001 and March 2005 which require various minimum annual rentals. The Company leases office space with payments of $8,940 per month which expires in November 2005, and plant space with payments of $11,958 per month which will be terminated in September 2001. In addition, the Company leases production equipment on a month to month basis.

     The total approximate minimum rental commitments under noncancelable leases at June 30, 2001 are as follows:

             Years Ending December 31,
             -------------------------
             2001                                                    $114,110
             2002                                                     207,747
             2003                                                     195,186
             2004                                                     174,024
             2005                                                     100,103

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

RESULTS OF OPERATIONS

     Comparison of results of operations is made difficult because in the three and six months ended June 30, 2000, the Company was a development stage company with no revenues, five to six employees and no operating facilities. A pilot facility was in process of being built in Dayton, Ohio. The Company continued as a development company through the end of December 2000. However, significant staff was hired in the second half of the year to prepare the Company for its launch into operations in 2001.

     Effective January 8, 2001, the Company took its first step into operations with the acquisition of PolyTek Rubber & Recycling, Inc. (See Note 3.) With this action, they acquired four plants that manufacture crumb rubber. Revenues for the first six months of 2001 were $7.1 million compared to zero for LandStar, Inc. for the same period in the prior year. PolyTek however produced $6.3 million in revenues in the first six months of 2000. In that period in 2000, only two of the four plants were in full operation for all six months and Michigan and Pennsylvania were added in April and May 2000. In 2001 all four plants were producing, although Michigan was closed for repairs for most of February and March 2001.

     In 2001, the Company has lost $617,413 at the gross margin line due to a combination of low sale prices of the crumb rubber and high costs produced by inefficient operations. The Company is attempting to right this situation by addressing both sides of the formula. First, current negotiations are in process to increase our prices to our customers. There has not been a price increase for a number of years while costs to manufacture continue to rise. However, there are no guarantees that management will be successful in obtaining the needed increases although some minor increases have occurred. Management is also reviewing and analyzing each plant on its own merits. The plants must be expanded since this is a volume business. They must have the correct equipment, properly configured with capable operations and preventative maintenance programs in place to operate in a safe, efficient and profitable manner. Management has the manufacturing and engineering personnel in place to accomplish this review and analysis. At completion, a program is to be outlined for each facility that will bring their operations to the proper production and efficiency levels. As previously stated management had temporarily ceased operations at the Flat Rock, Michigan facility in February and March. Several capital projects were completed and an analysis of the products being produced the customers the products were sold to and the price obtained were all examined. After bringing production online and operating the facility for another sixty days, management made the decision to permanently cease production at this facility as of June 30, 2001. All of the factors analyzed above reflected that with overhead burden at the plant, sales prices and the cost of operating the cryogenic line would not allow the Company to produce a profit at that facility. For the last eighteen months the Flat Rock facility has losses totaling $4.7 million of which $1.7 related to the six months ended June 30, 2001. Losses at the gross margin line for this facility for those same six months was $1.5. Without the Flat Rock plant, the gross margin would have been a positive $855,000. The Company, at this time, has reached an understanding with the landlord that effective September 30, 2001, the Company lease for that facility will be terminated. The Company will forfeit the deposit relating to the lease. The Company is currently dismantling the equipment in Michigan and relocating it to the other three facilities. The equipment will be used to increase the capacity at the other plants, improve efficiency or produce new products.

     Selling and general and administrative expenses for the six months ended June 30, 2001 were $3.9 million compared to $1.0 million for LandStar, Inc. in 2000. Include PolyTek for the first six months of 2000 and the selling, general and administrative expenses would have been $2.6 million. The first six month comparison reflects a $1,300,000 increase in selling general and administrative expenses. PolyTek's expenses were relatively the same for the six month period. LandStar's corporate expenses for 2001 grew from $1.0 million for the first six months of 2000 to $2.25 million in 2001. Again this is due to putting in place the corporate staff in the last half of 2000 to prepare for the planned acquisitions in 2001. PolyTek and LandStar both have staffs that are sized to handle much larger operations. As previously stated, volume is very critical in this company and this industry. Without substantive increases in production and sales, either through additional acquisitions or internal generation, the Company will have to look at the ongoing staffing needs of the company. The first six months of 2001 expenses were also somewhat overstated due to the severance payments made to dismissed employees at the time of acquisition. This amounted to approximately $562,000 in the first six months of 2001. Additional costs have also been incurred for the LandStar personnel to travel to the various facilities to complete their operations and engineering analysis and to relocated Landstar's corporate offices from Victoria, British Columbia, Canada to Scottsdale, Arizona. LandStar also hired three employees that will manage the asphalt rubber division of the
     Company: there were no revenues from this division in the six month period.

     Interest expenses were in excess of $458,000 for the combined Landstar, Inc. in 2001 compared to $15,000 for only Landstar in 2000. However, Polytek incurred $664,000 in interest charges in the first six months of 2000. Therefore there was a $221,000 overall improvement from 2000 to 2001.

     Other expenses in 2001 relate to losses incurred in the transfer of plant equipment from Tennessee to the other manufacturing facilities.

LIQUIDITY AND FINANCIAL RESOURCES

     The primary sources of liquidity during the first six months of 2001 was through financing activities and advances from the former owner of PRR. Proceeds from the revolving line of credit and the issuance of common stock were the primary financing activities. $2,000,000 of the common stock relates to the conversion advances made by the former shareholder of PolyTek in the first quarter 2001 to common stock. Funds were mainly utilized for working capital with $1,450,000 used for the acquisition of plant and equipment.

     As previously mentioned, the Company has replaced the former revolving line of credit with an accounts receivable factoring agreement. At the same time, the Company continues in its pursuit for other debt or equity financing to obtain needed funds for the capital improvements, acquisitions and working capital. Management has found difficulty in finalizing any financing due to PPR's past financial performance and the lack of prior operations for LandStar.

     The Company did announce in an August 6, 2001 press release that it had reached a tentative agreement on a non-binding financing arrangement for a $20 million equity investment. The investment is subject to the completion of the normal due diligence process. If completed, funds from this investment would be used for the needed capital improvement and expansion projects at the three remaining crumbing facilities and the finalization of a pending acquisition.

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



Date:  August 20, 2001                 s/n/s  D. Elroy Fimrite
                                       -----------------------------------------
                                       D. Elroy Fimrite - Chairman of the Board,
                                       President and Chief Executive Officer



                                       s/n/s  Michael F. Jones
                                       -----------------------------------------
                                       Michael F. Jones - Vice President and
                                       Chief Financial Officer