Form 10QSB
period 2001-09-30
LANDSTAR INC
filed 2001-11-14
CIK 1068689

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001.

[   ]

TRANSACTION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from..................to....................

Commission file number:  1-15597

LANDSTAR, INC.

(Exact name of registrant as specified in its charter)

Nevada	86-0914051
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

15825 N. 71st Street, Suite 205

Scottsdale, Arizona  85254

(480) 596-8400

(Address and telephone number of registrant's principal executive offices and principal place of business)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, or (2) has been subject to such filing requirements for the past 90 days.

Yes [ x ]

No [   ]

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date.  48,505,824 shares of common, $.001 par value as of October 31, 2001.

#

LANDSTAR, INC.

FORM 10-QSB QUARTERLY REPORT

Table of Contents

Page No.

PART I.

FINANCIAL INFORMATION

Item 1.

Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets at

3

September 30, 2001 and December 31, 2000

Condensed Consolidated Statements of

4

Operations For the Three and Nine Months Ended

September 30, 2001 and 2000

Condensed Consolidated Statements of

5

Cash Flows For the Nine Months Ended

September 30, 2001 and 2000

Notes to Condensed Consolidated Financial

6

Statements

Item 2.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

11

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings.

13

Item 2.

Changes in Securities.

13

Item 3.

Defaults Upon Senior Securities.

13

Item 4.

Submission of Matters to a Vote of Security Holders.

13

Item 5.

Other Information.

13

Item 6(a).

Exhibits.

13

Item 6(b).

Reports on Form 8-K.

13

Signatures.

14

#

LANDSTAR, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited) September 30, 2001	December 31,2000

ASSETS

Current Assets:
Cash and cash equivalents	$ 69,808	$ 29,542
Accounts receivable, net of allowances of $121,196 at September 30, 2001	3,295,504	10,371
Inventory	1,652,188	-
Prepaid and other assets	598,284	5,942

Total current assets	5,615,784	45,855

Property and equipment, net of accumulated depreciation	19,096,555	730,539

Other Assets:
Technology rights, net of accumulated amortization of $286,838
and $169,660 at September 30, 2001 and December 31, 2000, respectively	598,166	649,624
Excess of cost over fair market value of assets acquired, net
of accumulated amortization of $684,130	6,942,585	-

Total other assets	7,540,751	649,624

Total assets	$ 32,253,090	$ 1,426,018

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$ 6,466,533	$ 842,416
Short-term line of credit	1,790,553	-
Current maturities of long-term debt	3,863,241	-
Due to shareholder	8,961,047	-
Advances from related parties	-	250,950
Deferred revenue	2,000,000	-

Total current liabilities	23,081,374	1,093,366

Long-term debt, less current maturities	4,667,903	-

Total liabilities	27,749,277	1,093,366

Commitments and contingencies

Stockholders’ Equity:
Common stock, $.001 par value; authorized, 500,000,000
shares; issued and outstanding 58,505,824 and 44,547,524
at September 30, 2001 and December 31, 2000, respectively	58,015	44,547
Preferred stock; $.01 par value; authorized 150,000,000 shares;
15,000,000 shares to be issued	30,000	-
Additional paid-in capital (including $8,470,000 and $0, respectively
relating to the preferred shares to be issued).	17,850,957	6,029,499
Common stock subscriptions (636,000 shares)	-	117,000
Accumulated deficit	(13,435,159)	(5,858,394)

Total stockholders’ equity	4,503,813	332,652

Total liabilities and stockholders’ equity	$ 32,253,090	$ 1,426,018

See notes to condensed consolidated financial statement

#

LANDSTAR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

Three months ended September 30,	Nine months ended September 30,
	2001	2000	2001	2000

Net sales	$4,706,273	$ -	$11,842,925	$ -
Cost of goods sold	4,670,735	-	12,424,800	-

Gross profit (loss)	35,538	-	(581,875)	-

Operating expenses:
Research and development	-	86,294	-	278,174
Selling	102,412	-	392,775	-
General and administrative	2,225,553	468,924	5,823,862	1,267,066

Total operating expenses	2,327,695	555,218	6,216,637	1,545,240

Operating income (loss)	(2,292,157)	(555,218)	(6,798,512)	(1,545,240)

Other income (expense):
Interest income	2,126	-	8,676	-
Interest expense	(143,555)	(1,712)	(601,683)	(16,728)
Other income (expense)	(128,212)	-	(185,246)	-

Total other income (expense)	(269,641)	(1,712)	(778,253)	(16,728)

Net loss	$(2,561,798)	$(556,930)	$(7,576,765)	$ (1,561,968)

Loss per share, basic and diluted	$(0.05)	$(0.01)	$(0.16)	$(0.04)

Weighted-average number of common
shares outstanding, basic and diluted	47,930,824	40,532,000	46,556,464	39,962,000

See notes to condensed consolidated financial statements.

#

LANDSTAR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

For the nine months ended September 30,
2001	2000

Cash flows from operating activities
Net loss	$ (7,576,765)	$ (1,561,968)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,706,181	189,000
Loss on sale of property and equipment	193,843	-
(Increase) decrease in operating assets:
Trade receivables	(1,369,599)	-
Inventories	101,306	-
Prepaid expenses and other current assets	(199,212)	-
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	1,442,328	(46,611)
Net cash used in operating activities	(5,701,918)	(1,419,579)
Cash flows from investing activities:
Capital expenditures	(1,689,156)	(251,309)
Cash from acquisition	132,390	-
Proceeds from the sale of property and equipment	40,497	-
Net cash used in investing activities	(1,516,269)	(251,309)
Cash flows from financing activities:
Proceeds from revolving line of credit	9,938,468	-
Payments on revolving line of credit	(8,899,618)	-
Net proceeds from loan payable to stockholder and director	8,961,047	-
Payments on long-term debt	(6,014,486)	-
Issuance of common stock	2,747,927	1,355,347
Issuance of notes payable	525,115	-
Net advances (payments) to/from related parties	-	310,959

Net cash provided by investing activities	7,258,453	1,666,306

Net increase (decrease) in cash and cash equivalents	40,266	(4,582)

Cash and cash equivalents, beginning of period	29,542	10,042

Cash and cash equivalents, end of period	$ 69,808	$ 5,460

See notes to condensed consolidated financial statements.

#

LANDSTAR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.

BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented not misleading.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000.

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

2.

CERTAIN SIGNIFICANT ACCOUNTING POLICIES

The Company had no revenues from operations and was considered to be in the development stage through December 31, 2000. Effective January 8, 2001 the Company acquired all outstanding shares of stock of PolyTek Rubber & Recycling, Inc. (PolyTek). This acquisition is discussed in detail in detail in Note 3. PolyTek is also included in “the Company”, effective at the time of its acquisition. The following accounting policies are additional policies that have been adopted along with the acquisition of PolyTek. Other accounting policies of the Company are described in the Company’s Annual Report referred to in Note 1 above.

Property and Equipment

Property and equipment is recorded at cost, less accumulated depreciation Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

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

The primary raw material used in the production of crumb rubber is used tires. PolyTek does not generally purchase this raw material, but instead collects tires under contracts with various counties in its area of operation. The Company receives tire collection fees under third party contracts, which are recorded as revenue upon the processing of tires into the plant. Deferred revenues of $2,000,000 represents tire collection fees relating to the 3,000,000 tires that await processing at September 30, 2001.

Intangible Assets

Intangible assets of PolyTek primarily include goodwill, which is the excess of the acquisition price over the value assigned to identifiable assets. It is being amortized using the straight-line method over the expected economic life of 15 years.

Liquidity and Capital Resources

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the regular course of business. At September 30, 2001, the Company has a working capital deficit of approximately $17.5 million. In January 2001, the Company acquired PolyTek (see Note 3); however in the most recent fiscal year ended September 30, 2000, PolyTek incurred a net loss of approximately $6.5 million and used approximately $4.9 million in cash flows from operations. In addition, PolyTek was in violation of one debt covenant at September 30, 2000. The lender did waive the covenants. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

1.

ACQUISITION OF POLYTEK RUBBER & RECYCLING, INC.

Effective January 8, 2001, the Company entered into an agreement to purchase all of the issued and outstanding shares of common and preferred stock of this company. The Company used the purchase method of accounting for this transaction. Operations of PolyTek Rubber & Recycling, Inc. (PRR) have been consolidated with the Company as of January 1, 2001. The Company exchanged 10,000,000 shares of its common stock for the outstanding common stock of PRR. The Company will also exchange 15,000,000 shares of its preferred stock in exchange for the issued and outstanding preferred shares of PRR, $3.7 million of debt to the sole shareholder as of January 8, 2001 and for $2,000,000 advanced to the Company in the first quarter of 2001. The consideration of stock given in the merger is valued at $9,000,000 based on the current stock sales value of the Company’s common stock at the time of the acquisition.

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

PolyTek Rubber & Recycling, Inc., an Arizona corporation, was established in July 1996. The Company and its subsidiaries operate in the rubber recycling industry and derive their revenue principally from the sale of crumb rubber produced in their manufacturing facilities in Arizona, Pennsylvania and Oklahoma to customers on 30day terms.

4.

PROFORMA INFORMATION

The financial statements included in this report reflect only the activity of Landstar, Inc. (prior to the PRR acquisition) for nine months ended September 30, 2000.  The following would have been the consolidated net revenue, net income and per share information if PRR had been owned at that time:

Net revenues	$13,809,196
Net loss	6,565,916
Net loss per share, basic and diluted	$.16

5.

INVENTORIES

Inventories at September 30, 2001 were composed of $34,425 of raw materials, $201,019 of work-in-process and $1,416,744 of finished goods.

6.

PROPERTY AND EQUIPMENT

The cost of property and equipment and the related accumulated depreciation at September 30, 2001 are as follows:

Land	$ 698,000
Land Improvements	866,882
Building Improvements	4,059,084
Office and Building Improvements	848,036
Tire Collection Equipment	401,254
Factory Equipment	14,921,583
Office Furniture and Fixtures	366,054
Vehicles and Trailers	46,544
Construction in Progress	970,532
23,177,969
Less: accumulated depreciation	4,081,414

$19,096,555

7.

LONG-TERM DEBT

The Company’s long-term debt consists of the following at September 30, 2001:

The Pennsylvania Acquisition Note (e)	$ 1,446,080
The Arizona Acquisition Note (e)	3,924,987
The Oklahoma Acquisition Note (a)	1,093,231
The Oklahoma Acquisition Capital Lease (b)	529,882
The Tennessee Note (c)	468,716
The Oklahoma Installment Lease (d)	683,717
Note payable to financial institution from the Oklahoma Subsidiary; guaranteed by the Company, interest at 9.89%, due in monthly installments of $1,788, including interest, through December 2006, collateralized by substantially all assets except land and building.	91,618
Capital lease payable from the Company, interest at approximately 13%, due in quarterly installments of $2,613, including interest, through September 2003, collateralized by the associated equipment	16,683
Capital lease payable from the Company, interest at 10.67%, due in quarterly installments of $7,499, including interest, through 2003, collateralized by the associated equipment.	50,423
8,305,337
Less current maturities	3,637,434

$4,667,903

The future maturities of the Company’s long-term debt are as follows:

Twelve Months Ending September 30,
2002	$ 3,637,434
2003	2,444,967
2004	370,596
2005	406,957
2006	402,013
Thereafter	1,043,370

$8,305,337

(a)

The Oklahoma Acquisition Note was assumed in connection with the purchase of the Oklahoma manufacturing facility.  The note is collateralized by substantially all of the assets of PRR’s Oklahoma Subsidiary. The note bears interest at prime plus 1.5% and is due in monthly installments of $17,936, including interest, with the balance due in December 2006.

(b)

The Oklahoma Acquisition Capital Lease was also assumed in connection with the purchase of the Oklahoma manufacturing facility.  The lease bears interest at 6.7% and is due in monthly installments of $4,513, including interest, with the balance due in December 2017.  The lease is collateralized by the land and building associated with the manufacturing facility.

(c)

The Tennessee Note bears interest at prime less 1.0% and is due in monthly installments of $4,513, including interest, commencing in July 2000.  The note matures June 2009.  The note is collateralized by certain land, buildings, receivables and equipment.

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

(d)

On May 23, 2000, PRR’s Oklahoma Subsidiary entered into an installment lease with the holders of the Oklahoma Acquisition Note, consisting of a series of non-revolving draws under a collateralized credit agreement, for the purpose of financing the purchase and installation of operating machinery.  The draws bear interest at prime plus 2% and are due in monthly payments of principal and interest through September 2005.  The draws are unconditionally guaranteed by the Company and are collateralized by the associated machinery acquired.  Additionally, the obligation is cross-collateralized with the Oklahoma Acquisition Note.

(e)

In connection with the acquisition of the Arizona operations in 1997, the PolyTek Rubber & Recycling, Inc. issued a note payable and a security agreement for fixtures and equipment (the “Arizona Note”).  The Arizona Note is collateralized by a Deed of Trust on certain property in Maricopa County, Arizona.  The Arizona Note is due in annual principal installments $1,325,000 through February 28, 2003.  Interest is payable in quarterly installments with a base rate at LIBOR plus one percent per annum.  Because the agreement includes the waiving of certain interest payments, the original stated principal of $6,300,000 was discounted to $5,823,890 using 6.68%.

In connection with the acquisition of PRR’s Pennsylvania Subsidiary, the Company issued a note payable to NRI Pennsylvania representing $2,500,000 deferred consideration (the “NRI Note”).  The NRI Note is collateralized by a mortgage on certain real property as defined in the purchase agreement.  The NRI Note is due in annual principal and interest installments of $833,333 through May 1, 2003.  Because the NRI Note contains no stated interest rate, the original stated principal of $2,500,000 was discounted to approximately $2,072,000 using 10%.

As of September 30, aggregate principal maturities on the Arizona Note and the NRI Note in each of the next three years are as follows:

Years Ending December 31,	Discounted principal payments	Imputed interest	Total
2001	$ 2,390,916	$ 217,418	$ 2,608,334
2002	2,003,576	154,757	2,158,333
2003	2,072,504	85,829	2,158,333

	$ 6,466,996	$ 458,004	$ 6,925,000

8.

LINES OF CREDIT

On January 10 and July 26, 2000, PRR and the Pennsylvania subsidiary, respectively entered into revolving line of credit agreements for $1,500,000 and $1,000,000, respectively. In June 2001, all obligations to the financial institution under those agreements were paid in full and releases obtained for all assets collateralizing the agreements.

On June 25, 2001, the Company entered into an accounts receivable factoring agreement with a different financial institution. The agreement was initially for one month but was subsequently extended for two years.

The financial institution purchases customer accounts receivables, at its option, for the Arizona, Pennsylvania and Oklahoma subsidiaries. The purchase is on a non-recourse basis except they do not bear the loss for customer disputes, discounts, credits, returns or other adjustments. The financial institution initially advances 70% of the amount of the invoice and the remainder, less fees, is advanced once the invoice is paid by the customer. The interest rate varies depending upon the age of the receivable at the time of payment. The agreement is collateralized by substantially all of the assets of the subsidiaries involved. There were no financial covenants related to this agreement.

As of September 30, 2001 the balance due the financial institution was $1,790,553. However there are like receivables that when collected reduces the Company’s exposure for this particular liability. The Company has elected to reflect the receivables on its balance sheet although, they are technically owned by the financial institution. The amount reflected as payable to the financial institution is composed of the 70% advances and fees relating to uncollected accounts. The Company’s net position relating to the accounts receivable and the line of credit payable is a net receivable from the financial institution for the 30% not advanced less the applicable fees. During the months of July through September, the Company paid various types of fees and interest that totaled $465,623.

9.

COMMITMENTS

The Company leases production equipment, office equipment and vehicles under various noncancelable agreements that expire between June 2001 and March 2005 which require various minimum annual rentals.  The Company leases office space with payments of $8,940 per month, which expires in November 2005.  In addition, the Company leases production equipment on a month-to-month basis.

The total approximate minimum rental commitments under noncancelable leases at September 30, 2001 are as follows:

Years Ending December 31,
2001	$ 51,400
2002	197,860
2003	185,299
2004	170,728
2005	100,103

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report contains forward-looking statements.  These forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements.  Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results and Market Price of Stock”.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof.  The Company undertakes no obligation to revise or publicly release the results of any revision to those forward-looking statements.  Readers should carefully review the risk factors described in other documents the Company files from time to time with the SEC, including its Annual Report on Form 10-KSB for the fiscal year ended December 30, 2000 and the Quarterly Reports on Form 10-QSB filed by the Company in fiscal year 2001.

RESULTS OF OPERATIONS

Comparison of results of operations is made difficult because in the three and nine months ended September 30, 2000, the Company was a development stage company with no revenues, five to six employees and no operating facilities.  A pilot facility was in process of being built in Dayton, Ohio.  The Company continued as a development company through the end of December 2000.  However, significant staff was hired in the second half of the year to prepare the Company for its launch into operations in 2001.

Effective January 8, 2001, the Company took its first step into operations with the acquisition of Polytek Rubber & Recycling, Inc.  (See Note 3.)  With this action, they acquired four plants that manufacture crumb rubber.  Revenues for the first nine months of 2001 were $11,842,925 compared to zero for LandStar, Inc. for the same period in the prior year.  Polytek however produced $13.8 million in revenues in the first nine months of 2000.  In that period in 2000, only two of the four plants were in full operation and a third and fourth plants came online in that time period.  In 2001, three of the four plants were producing and the fourth plant only operated for approximately three months in the first half of the year. The fourth facility, the Michigan plant, was closed permanently in June of this year.

In 2001, the Company lost $581,875 at the gross margin line due to a combination of low sale prices of the crumb rubber and high costs produced by inefficient operations.  The Company is attempting to right this situation by addressing both sides of the formula.  First, current negotiations are in process to increase our prices to our customers.  There has not been a price increase for a number of years while costs to manufacture continue to rise. However, there are no guarantees that management will be successful in obtaining the increases from all customers although new prices have been obtained from some.  Management is also reviewing and analyzing each plant on its own merits.  The plants must be expanded since this is a volume business.  They must have the correct equipment, properly configured with capable operations and preventative maintenance programs in place to operate in a safe, efficient and profitable manner.  They must also have a customer base that allows the plants to ship on a 12-month basis. Management has for the most part completed this review and analysis.  A program has been outlined for each facility that will bring their operations to the proper production and efficiency levels.  Management will not rule out the option of ceasing operations at a facility if the analysis indicates the costs to reconfigure a facility is cost prohibitive and the return is not acceptable.

Selling and general and administrative expenses for the nine months ended September 30, 2001 were $6.22 million compared to $1.55 million for LandStar, Inc. in 2000.  Include Polytek for the first nine months of 2000 and the selling, general and administrative expenses would have been $4,665,775.  The nine-month comparison reflects a $1,550,862 increase in selling general and administrative expenses.  PolyTek’s expenses decreased from $3,120,535 in the nine months of 2000 to $2,797,842 in 2001.  This was partially due the reduction in the corporate overhead, with the termination of senior personnel at the time of the acquisition. The responsibilities of the senior positions were delegated to LandStar personnel: this accounts for part of LandStar’s increase in selling, general and administrative expenses.  LandStar’s corporate expenses for 2001 grew 2.2 times the level of the first nine months of 2000.  Again this is due to putting in place the corporate staff in the last half of 2000 to prepare for the acquisitions in 2001. As previously stated, volume is very critical in this company and this industry.  Without substantive increases in production and sales, either through additional acquisitions or internal generation, the Company will have to look at the ongoing staffing needs of the company.  Additional costs have also been incurred for the Landstar personnel to travel to the various facilities to complete their operations and engineering analysis and to relocated Landstar’s corporate offices from Victoria, British Columbia, Canada to Scottsdale, Arizona. LandStar also hired three employees in January that will manage the asphalt rubber division of the company. There have been no revenues for this division in the first nine months and none is anticipated for 2001.

Interest expenses were in excess of $600,000 for the combined Landstar, Inc. in 2001 compared to $16,700 for only Landstar in 2000.  However, Polytek incurred $1,527,374 in interest charges in the first nine months of 2000.  Therefore there was a $940,000 overall improvement from the nine months of 2000 compared to 2001. The acquisitions of the Pennsylvania and Michigan facilities in 2000 contributed to the higher interest charges in that year.

Other expenses in 2001 relate to losses incurred in the transfer or sale of plant equipment in Tennessee and Michigan.

LIQUIDITY AND FINANCIAL RESOURCES

The primary sources of liquidity during the first nine months of 2001 was through financing activities:  primarily, proceeds from the revolving line of credit, issuance of stock and advances from the largest shareholder of the Company.  $2,000,000 of the stock relates to the conversion of advances made by the former shareholder of PolyTek in the first quarter to stock.  Funds were mainly utilized for working capital with $1.7 million used for the acquisition of plant and equipment.

As previously mentioned, the Company has entered into a factoring arrangement of its receivables. At the same time management has continued pursuing other traditional debt or equity financing.  Management is finding difficulty on most financing fronts based on the Company’s and PolyTek’s past performance and the lack of any prior operations for Landstar.

The Company previously announced on August 6, 2001 that it had signed a non-binding financing arrangement for a $20 million equity investment. Negotiations continue concerning that investment. If completed, funds from the investment would be used for the capital improvement needs and expansion projects at the crumbing facilities and other potential acquisitions. However, there is no guarantee the financing arrangement will be consummated.

#

PART II.

OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

The Company is from time to time involved in litigation incidental to the conduct of its business.  At this time the Company has had lawsuits filed against it stemming from the inability to meet its financial obligations in a timely manner. The Company’s in-house counsel continues to work with these parties to resolve each individual case.

ITEM 2.

CHANGES IN SECURITIES.

Not applicable.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Set forth below is information concerning each matter submitted to a vote at the Annual Meeting of Shareholders on August 3, 2001.

Proposal No. 1: The shareholders elected each of the following persons as a director to hold office until the 2002 Annual Meeting of Shareholders or until earlier retirement, resignation or removal.

Director’s Name	Votes For	Votes Withheld
Carl Buccellato	27,479,817	1,000
D. Elroy Fimrite	27,469,817	11,000
Dr. Ian Hadfield	27,479,817	1,000
Daniel N. McVicker	27,479,817	1,000
Philip Pimlott	27,479,817	1,000
Scott Randolph	27,469,817	11,000

Proposal No. 2: The shareholders ratified the amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock and to authorize preferred stock (with 25,577,993 affirmative votes, 33,250 negative votes and 3,100 votes abstaining).

ITEM 5.

OTHER INFORMATION.

Not applicable.

ITEM 6(a).

EXHIBITS.

Not applicable.

ITEM 6(b).

REPORTS ON FORM 8-K.

The Company filed one Form 8-K on January 23, 2001, which announced the acquisition of PolyTek Rubber & Recycling, Inc. and the appointment of two senior executives.

#

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

Date: November 14, 2001                                                            s/n/s  D. Elroy Fimrite

D. Elroy Fimrite - Chairman of the Board,

President and Chief Executive Officer

s/n/s  Michael F. Jones

Michael F. Jones - Vice President and

Chief Financial Officer

#