Form 10QSB/A
period 2001-03-31
LANDSTAR INC
filed 2002-04-24
CIK 1068689

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

Yes [ x ]

No [   ]

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date.  46,681,424 shares of common, $.001 par value as of April 30, 2001.

#

LANDSTAR, INC.

FORM 10-QSB QUARTERLY REPORT

Table of Contents

Page No.

PART I.

FINANCIAL INFORMATION

Item 1.

Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets at

March 31, 2001 (unaudited) and December 31, 2000

3

Condensed Consolidated Statements of

Operations and Comprehensive Loss For the Three Months

Ended March 31, 2001 and 2000 (unaudited)

4

Condensed Consolidated Statements of

Cash Flows For the Three Months Ended

March 31, 2001 and 2000 (unaudited)

5

Notes to Condensed Consolidated Financial

Statements (unaudited)

6

Item 2.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

7

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings.

8

Item 2.

Changes in Securities.

8

Item 3.

Defaults Upon Senior Securities.

8

Item 4.

Submission of Matters to a Vote of Security Holders.

8

Item 5.

Other Information.

8

Item 6(a).

Exhibits.

9

Item 6(b).

Reports on Form 8-K.

9

Signatures.

9

#

LANDSTAR, INC.

PART I.   FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited) March 31, 2001	December 31,2000
	As adjusted
ASSETS	(Note 2)

Current Assets:
Cash and cash equivalents	$973,818	$29,542
Accounts receivable, net of allowances of $121,196 at March 31, 2001	28,858	10,371
Receivable from related party	59,100	-
Prepaid and other assets	127,295	5,942

Total current assets	1,189,071	45,855

Property and equipment, net of accumulated depreciation	819,099	730,539

Other Assets:
Technology rights, net of accumulated amortization of $257,505
and $235,380 at March 31, 2001 and December 31, 2000, respectively	627,499	649,624

Total assets	$2,635,669	$1,426,018

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Note payable to individual	$237,500	$ -
Accounts payable and accrued expenses	692,246	842,416
Advances from PolyTek shareholder	1,874,389	-
Advances from related parties	16,404	250,950
Total current liabilities	2,820,539	1,093,366

Commitments and contingencies

Stockholders’ Equity (Deficit):
Common stock, $.001 par value; authorized, 100,000,000
Shares; issued and outstanding 45,354,524 and 44,547,524
At March 31, 2001 and December 31, 2000, respectively	45,354	44,547
Additional paid-in capital	6,245,633	6,029,499
Common stock subscriptions (1,286,900 and 636,000 shares, respectively)	371,725	117,000
Accumulated deficit	(6,847,582)	(5,858,394)

Total stockholders’ equity (deficit)	(184,870)	332,652

Total liabilities and stockholders’ equity (deficit)	$2,635,669	$1,426,018

See notes to condensed consolidated financial statements.

#

LANDSTAR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three months ended March 31,
	2001	2000
	As Adjusted
	(Note 2)

Revenue – management fees	$330,000	$ -

Expenses:
Research and development	51,213	13,985
General and administrative	1,231,653	339,468
Depreciation and amortization	35,815	63,000
Interest, net	507	12,178

Total expenses	1,319,188	428,631

Net loss	(989,188)	(428,631)

Translation adjustment	1,186	-

Comprehensive loss	(988,002)	(428,631)

Loss per share, basic and diluted	$ (0.02)	$ (0.01)

Weighted average common
shares outstanding, basic and diluted	44,789,624	37,789,457

See notes to condensed consolidated financial statements.

#

LANDSTAR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended March 31,
	2001	2000
	As Adjusted
	(Note 2)
Cash flows from operating activities
Net loss	$ (989,188)	$ (428,631)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	35,815	63,000
Write-off of business acquired for note payable	250,000	-
Other	7,607	-
(Increase) decrease in operating assets:
Trade receivables	(18,487)	-
Receivable from related party	(59,100)	-
Prepaid expenses and other current assets	(121,352)	-
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(150,170)	146,433
Net cash used in operating activities	(1,044,875)	(219,198)
Cash flows from investing activities:
Capital expenditures	(109,917)	(123,584)

Net cash used in investing activities	(109,917)	(123,584)
Cash flows from financing activities:
Payment on note payable	(12,500)	-
Advances from shareholder, net of payments applied to
managed company	1,874,389	-
Proceeds from issuance of common stock and subscriptions	471,725	193,047
Net advances (payments) to/from related parties	(234,546)	144,080

Net cash provided by investing activities	2,099,068	337,127

Net increase (decrease) in cash and cash equivalents	944,276	(5,655)

Cash and cash equivalents, beginning of period	29,542	10,042

Cash and cash equivalents, end of period	$ 973,818	$ 4,387

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal recurring adjustments), which are, in the opinion of management, necessary to state fairly the results for the interim periods presented.  The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the year ending December 31, 2001.

This is an amended report for the period presented and replaces the 10-QSB filed with the Securities and Exchange Commission on May 22, 2001.

2.

ACQUISITION OF POLYTEK RUBBER & RECYCLING, INC.

The Company had no revenues from operations and was considered to be in the development stage through December 31, 2000. Effective January 8, 2001, the Company entered into a management agreement with the owner of PolyTek Rubber & Recycling, Inc. (PolyTek) to manage the company until a purchase agreement can be finalized. In February 2002, a purchase agreement was finalized. Starting January 8, 2001, the Company was paid $110,000 per month to manage PolyTek. During the three months ended March 31, 2001, the Company received advances from the owner of PolyTek in excess of the amounts applied to PolyTek, in the amount of $1,874,389. During 2001, the Company erroneously consolidated the results of PolyTek with the Company in its financial statements. This report is to amend the previously filed 10-QSB filed for the first quarter 2001. The effect of this change on major financial statement captions previously reported is:

As Previously Reported

As Adjusted

Effect on:

Net loss

$ (2,228,706)

$ (989,188)

Loss per share, basic and diluted

(0.05)

(0.02)

Total assets

33,157,226

2,635,669

Stockholders’ equity (deficit)

9,574,484

(184,870)

3.

CONTINGENCIES AND COMMITMENTS

The Company leases office space from an entity affiliated with an officer and director of the Company for $4,727 per month. The term of the lease is through December 2004. The Company also rents space for the pilot plant in Dayton, Ohio. This is a month-to-month rental.

The total approximate minimum rental commitments under noncancelable leases at March 31, 2001 are as follows:

Years Ending December 31,
2001	$ 43,558
2002	58,077
2003	58,077
2004	58,077
2005	1,354
Total	219,143

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

RESULTS OF OPERATIONS

Unlike prior years when the Company was classified as a development stage company, starting January 8, 2001 the Company commenced the management of PolyTek Rubber & Recycling, Inc. and is paid $110,000 per month in management fees. This quarter reflects $330,000 in management fees.

However, the management fee earned was not enough to cover the expenses for the quarter. Research and development expenses for the quarter were $51,213 compared to $13,985 for the same period in 2000. These are costs associated with the Dayton, Ohio pilot plant for de-vulcanization. In 2000 the plant was just being built and there were only two people at the site. In 2001 the plant was fully operational and there were six people working in Dayton.

General and administrative expenses for the quarter were $1,231,653 compared to $339,468 for the first quarter of 2000. Again much of this relates to people issues. The Company built an administrative staff that is sized to handle a much larger operation and has very senior people in place. Many of these people spent the first quarter managing the PolyTek operation. But the Company added three senior people to operate a newly formed asphalt rubber division but no funding was obtained and there were no revenues for that division in the quarter. Their wages and expenses approximated $90,000. Total wages for the Company for the first quarter were approximately $475,000. The Company also expensed $250,000 relating to the acquisition of Rubber Recovery, Ltd since there were no identifiable assets or cash flows acquired. Travel for the quarter was $350,000 and included personnel working on the management of PolyTek, analysis of the plants, travel to and from the corporate office since most LandStar personnel are not residents of Scottsdale, AZ. This expense level cannot continue unless another revenue stream is brought on to absorb certain expenses. If not, the expenses will need to be reduced. As previously stated the Company has very senior people that can manage a much larger operation and have certain disciplines that may not be cost justified in the current arrangement.

Depreciation and amortization reduced in the current quarter due to the write-off of leasehold improvements in the prior year.

The translation adjustment relates to the currency change relating to the Canadian subsidiary.

LIQUIDITY AND FINANCIAL RESOURCES

The primary sources of liquidity during the first three months of 2001 were through financing activities:  primarily, issuance of stock and advances from a shareholder of the Company and owner of PolyTek. Funds were mainly utilized for working capital.

Management is finding difficulty on most financing fronts based on the Company’s and PolyTek’s past performance and the lack of any prior operations for Landstar.

The Company will need to obtain significant additional funding in order to stay in business.

PART II   OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

The Company, as well as PolyTek Rubber and Recycling, Inc., PolyTek Southwest, Inc., PolyTek Oklahoma, Inc. and Polytek Michigan, Inc., was sued by Specialty Loaders, Inc. Specialty Loaders is a trucking company that did hauling for PolyTek and their case contends they are entitled to recover the sum of $723,962.20. The Company claims offsets of $179,597.20 and credits for inaccurate billings of $54,867.10. The Company is also investigating allegations by former employees of inflated billings and possible acts of collusion by former PolyTek officers. The case is not yet set for trial and the Company intends to defend this case vigorously.

PolyTek has filed a claim against Agencies International, Inc. Agencies International was paid $314,627.43 in insurance premiums between August 1999 and September 2000 to bind insurance coverage with the Highlands Insurance Group. Coverage was never bound and PolyTek has filed claim for return of the premiums. Management believes PolyTek has a reasonable chance of prevailing on the merits of the case and also believes there is a reasonable chance to prevail on the motion before the court for relief from technical default on Agencies International’s counterclaims.

The Company has other debtor/creditor lawsuits ongoing in the normal course of business. A number of these are likely to be settled or resolved as judgments against the Company, but the accumulation of which are not expected to have a material adverse effect on the day-to-day operations of the Company.

ITEM 2.

CHANGES IN SECURITIES

Not applicable.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Not applicable

ITEM 5.

OTHER INFORMATION

Not applicable.

ITEM 6(a).

EXHIBITS

Not applicable.

ITEM 6(b).

REPORTS ON FORM 8-K

The Company filed one Form 8-K on January 23, 2001, which announced the acquisition of PolyTek Rubber & Recycling, Inc. and the appointment of two senior executives.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

Date: April 22, 2002                                                                    s/n/s  D. Elroy Fimrite

D. Elroy Fimrite - Chairman of the Board,

President and Chief Executive Officer

s/n/s  Michael F. Jones

Michael F. Jones - Vice President and

Chief Financial Officer

#