Form 10QSB/A
period 2001-06-30
LANDSTAR INC
filed 2002-04-24
CIK 1068689

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

Yes [ x ]

No [   ]

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date.  47,355,824 shares of common, $.001 par value as of July 31, 2001.

#

LANDSTAR, INC.

FORM 10-QSB QUARTERLY REPORT

Table of Contents

Page No.

PART I.

FINANCIAL INFORMATION

Item 1.

Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets at

June 30, 2001 (unaudited) and December 31, 2000

3

Condensed Consolidated Statements of

Operations and Comprehensive Loss For the Three

and Six Months Ended June 30, 2001 and 2000 (unaudited)

4

Condensed Consolidated Statements of

Cash Flows For the Six Months Ended

June 30, 2001 and 2000 (unaudited)

5

Notes to Condensed Consolidated Financial Statements (unaudited)

6

Item 2.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

7

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings.

8

Item 2.

Changes in Securities.

8

Item 3.

Defaults Upon Senior Securities.

9

Item 4.

Submission of Matters to a Vote of Security Holders.

9

Item 5.

Other Information.

9

Item 6(a).

Exhibits.

9

Item 6(b).

Reports on Form 8-K.

9

Signatures.

9

#

LANDSTAR, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited) June 30, 2001	December 31,2000
	As Adjusted
	(Note 2)
ASSETS

Current Assets:
Cash and cash equivalents	$10,922	$ 29,542
Accounts receivable	43,273	10,371
Prepaid and other assets	285,360	5,942

Total current assets	339,555	45,855

Property and equipment, net of accumulated depreciation	806,406	730,539

Other Assets:
Technology rights, net of accumulated amortization of $272,172
and $235,380 at June 30, 2001 and December 31, 2000, respectively	612,832	649,624

Total assets	$1,758,793	$ 1,426,018

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Notes payable	$250,807	$ -
Accounts payable and accrued expenses	604,611	842,416
Due to PolyTek shareholder	1,773,901	-
Advances from related parties	5,657	250,950

Total current liabilities	2,634,976	1,093,366

Commitments and contingencies

Stockholders’ Equity (Deficit):
Common stock, $.001 par value; authorized, 100,000,000
shares; issued and outstanding 47,355,824 and 44,547,524
At June 30, 2001 and December 31, 2000, respectively	47,355	44,547
Additional paid-in capital	6,743,956	6,029,499
Common stock subscriptions (600,000 and 636,000 shares, respectively)	150,000	117,000
Accumulated deficit	(7,817,494)	(5,858,394)

Total stockholders’ equity (deficit)	(876,183)	332,652

Total liabilities and stockholders’ equity (deficit)	$1,758,793	$1,426,018

See notes to condensed consolidated financial statement

#

LANDSTAR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

Three months ended June 30,			Six months ended June 30,
	2001	2000	2001	2000
As Adjusted		As Adjusted
	(Note 2)		(Note 2)

Revenue – management fees	$330,000	$ -	$660,000	$ -

Expenses:
Research and development	32,134	51,895	83,347	65,880
General and administrative	1,231,816	468,034	2,463,469	798,142
Depreciation and amortization	35,814	63,000	71,629	126,000
Interest, net	148	2,838	655	15,016

Total expenses	1,299,912	585,767	2,619,100	1,005,038

Net loss	(969,912)	(585,767)	(1,959,100)	(1,005,038)

Translation adjustment	-	-	1,186	-

Comprehensive loss	$(969,912)	$(585,767)	$(1,957,914)	$ (1,005,038)

Net loss per share, basic and diluted	$(0.02)	$(0.02)	$(0.04)	$(0.03)

Weighted average common
shares outstanding, basic and diluted	46,352,984	38,236,000	45,336,438	38,136,000

See notes to condensed consolidated financial statements.

#

LANDSTAR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended June 30,
	2001	2000
	As Adjusted
	(Note 2)
Cash flows from operating activities
Net loss	$ (1,959,100)	$(1,005,038)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	71,629	126,000
Shares issued for wages	175,000	-
Write-off of business acquired for note payable	263,307	-
Shares issued for services	50,000	-
Other	7,607	-
(Increase) decrease in operating assets:
Trade receivables	(32,903)	-
Prepaid expenses and other current assets	(279,418)	-
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(237,804)	7,079
Net cash used in operating activities	(1,941,682)	(871,959)
Cash flows from investing activities:
Capital expenditures	(118,371)	(220,414)

Net cash used in investing activities	(118,371)	(220,414)
Cash flows from financing activities:
Advances from PolyTek shareholder, net of payments applied
to managed company	1,773,901	-
Proceeds from issuance of common stock and subscriptions	525,325	633,571
Payments on notes payable	(12,500)	-
Net advances (payments) to/from related parties	(245,293)	452,251

Net cash provided by investing activities	2,041,433	1,085,822

Net decrease in cash and cash equivalents	(18,620)	(6,551)

Cash and cash equivalents, beginning of period	29,542	10,042

Cash and cash equivalents, end of period	$ 10,922	$ 3,491

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

This is an amended report for the period presented and replaces the 10-QSB filed with the Securities and Exchange Commission on August 20, 2001.

2.

ACQUISITION OF POLYTEK RUBBER & RECYCLING, INC.

The Company had no revenues from operations and was considered to be in the development stage through December 31, 2000. Effective January 8, 2001, the Company entered into a management agreement with the owner of PolyTek Rubber & Recycling, Inc. (PolyTek) to manage the company until a purchase agreement can be finalized. In February 2002, a purchase agreement was finalized. Starting January 8, 2001, the Company was paid $110,000 per month to manage PolyTek. During the six months ended June 30, 2001, the Company received advances from the owner of PolyTek in excess of the amounts applied to PolyTek, in the amount of $1,773,901. During 2001, the Company erroneously consolidated the results of PolyTek with the Company in its financial statements. This report is to amend the previously filed 10-QSB filed for the three months and six months ended June 30, 2001. The effect of this change on major financial statement captions previously reported is:

As Previously Reported

As Adjusted

	Three months ended	Six months ended	Three months ended	Six months ended
	June 30, 2001	June 30, 2001	June 30, 2001	June 30, 2001
Effect on:
Net loss	$(2,725,457)	$(5,014,967)	$(969,912)	$(1,959,100)
Loss per share, basic and diluted	$(0.06)	$(0.11)	$(0.02)	$(0.04)
Total assets		$32,184,967		$1,758,793
Stockholders’ equity (deficit)		$7,066,823		$(876,183)

3.

CONTINGENCIES AND COMMITMENTS

The Company leases office space from an entity affiliated with an officer and director of the Company for $4,727 per month. The term of the lease is through December 2004. The Company also rents space for the pilot plant in Dayton, Ohio. This is a month-to-month rental.

The total approximate minimum rental commitments under noncancelable leases at June 30, 2001 are as follows:

Years Ending December 31,
2001	$ 29,039
2002	58,077
2003	58,077
2004	58,077
2005	1,354
Total	204,624

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

RESULTS OF OPERATIONS

Unlike prior years when the Company was classified as a development stage company, starting January 8, 2001 the Company commenced the management of PolyTek Rubber & Recycling, Inc. and is paid $110,000 per month in management fees. This quarter reflects $330,000 in management fees and the six months had revenue of $660,000.

The management fee earned has not been enough to cover the expenses incurred by the Company for the quarter or the six months of 2001. Research and development expenses for the six months were $83,347 compared to $65,880 for the same period in the year 2000. Again that is due to the plant starting up in 2000 and not being at full use in 2000 whereas in 2001 the plant was fully staffed.. But the expenses for the second quarter were at the 62% level of the second quarter of 2000. That is because in 2000 the plant was operational and testing of the AMR product was under way. In 2001 however, the Company had placed the de-vulcanization work on a slower mode as efforts were being directed towards the crumb rubber business, which included the management of PolyTek.

General and administrative expenses for the six months were approximately $2.5 million compared to $798,142 for the first six months of 2000. This variance is almost purely related to people issues. The Company built an administrative staff that is sized to handle a much larger operation and has very senior people in place. Many of these people have spent the first six months managing the PolyTek operation. But the Company added three senior people in January 2001 to operate the newly formed asphalt rubber division and there were no revenues for that division in the six months. Funding was not secured to have the machinery made and move this division forward. Their wages and expenses approximated $200,000. Total wages for the Company for the first six months are approximately $950,000. The Company also expensed $250,000 relating to the acquisition of Rubber Recovery, Ltd.  And $50,000 for Modified Asphalt Technologies, Inc. since there were no identifiable assets or operations acquired. Travel for the six months was $580,000 and included personnel working on the management of PolyTek, analysis of the plants and travel to and from the corporate office since most LandStar personnel are not residents of Scottsdale, AZ. This expense level cannot continue unless another revenue stream is brought on to absorb certain expenses. If not, the expenses will need to be reduced. As previously stated the Company has very senior people that can manage a much larger operation and have certain disciplines that may not be cost justified in the current arrangement. Management has had a difficult time in securing traditional funding for the expansion of the business as well as the ongoing operation due to the results for LandStar and PolyTek and also because of the general condition of the financing market. Financing is more difficult to come by with the failures of the dot com companies. Financial companies are assessing where they stand with certain portfolios and are not as active in the market.

Depreciation and amortization reduced in the current quarter and the six-month period due to the write-off of leasehold improvements in the prior year.

The translation adjustment relates to the currency change relating to the Canadian subsidiary.

LIQUIDITY AND FINANCIAL RESOURCES

The primary sources of liquidity during the first six months of 2001 were through financing activities:  primarily, issuance of stock and advances from the owner of PolyTek. Funds were mainly utilized for working capital.

Management is finding difficulty on most financing fronts based on the Company’s and PolyTek’s past performance and the lack of any prior operations for Landstar. As discussed above the financial markets are not as active either. The Company will need to obtain significant additional funding to continue in business.

PART II.

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