Form 10QSB/A
period 2001-09-30
LANDSTAR INC
filed 2002-04-24
CIK 1068689

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

September 30, 2001 (unaudited) and December 31, 2000

3

Condensed Consolidated Statements of

Operations and Comprehensive Loss For the Three and Nine

 Months Ended September 30, 2001 and 2000 (unaudited)

4

Condensed Consolidated Statements of

Cash Flows For the Nine Months Ended

September 30, 2001 and 2000 (unaudited)

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
	As Adjusted
	(Note 2)
ASSETS

Current Assets:
Cash and cash equivalents	$ 1,859	$ 29,542
Accounts receivable	37,204	10,371
Prepaid and other assets	398,028	5,942

Total current assets	437,091	45,855

Property and equipment, net of accumulated depreciation	763,753	730,539

Other Assets:
Technology rights, net of accumulated amortization of $286,838 and
$235,380 at September 30, 2001 and December 31, 2000, respectively	598,166	649,624

Total assets	$ 1,799,010	$ 1,426,018

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Note payable	$ 225,807	$ -
Accounts payable and accrued expenses	637,329	842,416
Due to PolyTek shareholder	2,536,948	-
Advances from related parties	28,788	250,950

Total current liabilities	3,428,872	1,093,366

Commitments and contingencies

Stockholders’ Equity (Deficit):
Preferred stock, $.01 par value; authorized 150,000,000 shares;
no shares issued	-	-
Common stock, $.001 par value; authorized, 500,000,000
shares; issued and outstanding 48,505,824 and 44,547,524
at September 30, 2001 and December 31, 2000, respectively	48,505	44,547
Additional paid-in capital	6,949,031	6,029,499
Common stock subscriptions (600,000 and 636,000 shares, respectively)	150,000	117,000
Accumulated deficit	(8,777,398)	(5,858,394)

Total stockholders’ equity (deficit)	(1,629,862)	332,652

Total liabilities and stockholders’ equity (deficit)	$ 1,799,010	$ 1,426,018

See notes to condensed consolidated financial statement

#

LANDSTAR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

Three months ended September 30,			Nine months ended September 30,
	2001	2000	2001	2000
	As Adjusted		As Adjusted
	(Note 2)		(Note 2)

Revenue – management fees	$330,000	$ -	$990,000	$ -

Expenses:
Research and development	13,098	23,294	96,445	89,174
General and administrative	1,227,894	468,924	3,691,363	1,267,066
Depreciation and amortization	47,321	63,000	118,950	189,000
Interest, net	1,591	1,712	2,246	16,728

Total expenses	1,289,904	556,930	3,909,004	1,561,968

Net loss	(959,904)	(556,930)	(2,919,004)	(1,561,968)

Translation adjustment	-	-	1,186	-

Comprehensive loss	$(959,904)	$(556,930)	$(2,917,818)	$ (1,561,968)

Net loss per share, basic and diluted	$(0.02)	$(0.01)	$(0.06)	$(0.04)

Weighted average common
shares outstanding, basic and diluted	47,700,824	40,532,000	45,829,031	39,962,000

See notes to condensed consolidated financial statements.

#

LANDSTAR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended September 30,
	2001	2000
Cash flows from operating activities	As Adjusted (Note 2)
Net loss	$(2,919,004)	$ (1,561,968)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	118,950	189,000
Shares issued for wages	175,000	-
Write-off of business acquired for note payable	263,307	-
Shares issued for services and acquisition	255,375	-
Other	8,456	-
(Increase) decrease in operating assets:
Trade receivables	(26,834)	-
Prepaid expenses and other current assets	(392,086)	-
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(205,087)	(46,611)
Net cash used in operating activities	(2,721,923)	(1,419,579)
Cash flows from investing activities:
Capital expenditures	(108,371)	(251,309)
Net cash used in investing activities	(108,371)	(251,309)
Cash flows from financing activities:
Payments made on note payable	(37,500)	-
Advances from PolyTek shareholder, net of payments applied
to managed company	2,536,948	-
Proceeds from issuance of common stock and subscriptions	525,325	1,355,347
Net advances (payments) to/from related parties	(222,162)	310,959

Net cash provided by investing activities	2,802,611	1,666,306

Net decrease in cash and cash equivalents	(27,683)	(4,582)

Cash and cash equivalents, beginning of period	29,542	10,042

Cash and cash equivalents, end of period	$ 1,859	$ 5,460

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

This is an amended report for the period presented and replaces the 10-QSB filed with the Securities and Exchange Commission on November 14, 2001.

2.

ACQUISITION OF POLYTEK RUBBER & RECYCLING, INC.

The Company had no revenues from operations and was considered to be in the development stage through December 31, 2000. Effective January 8, 2001, the Company entered into a management agreement with the owner of PolyTek Rubber & Recycling, Inc. (PolyTek) to manage the company until a purchase agreement can be finalized. In February 2002, a purchase agreement was finalized. Starting January 8, 2001, the Company was paid $110,000 per month to manage PolyTek. During the nine months ended September 30, 2001, the Company received advances from the owner of PolyTek in excess of the amounts applied to PolyTek, in the amount of $2,536,948. During 2001, the Company erroneously consolidated the results of PolyTek with the Company in its financial statements. This report is to amend the previously filed 10-QSB filed for the three months and nine months ended September 30, 2001. The effect of this change on major financial statement captions previously reported is:

As Previously Reported

As Adjusted

	Three months ended	Nine months ended	Three months ended	Nine months ended
	September 30, 2001	September 30, 2001	September 30, 2001	September 30, 2001
Effect on:

Net loss	$(2,561,798)	$(7,576,765)	$(959,904)	$(2,919,004)

Loss per share, basic and diluted	$(0.05)	$(0.16)	$(0.02)	$(0.06)

Total assets		$32,253,090		$1,799,010

Stockholders’ equity (deficit)		$4,503,813		$(1,629,862)

3.

CONTINGENCIES AND COMMITMENTS

The Company leases office space from an entity affiliated with an officer and director of the Company for $4,727 per month. The term of the lease is through December 2004. The Company also rents space for the pilot plant in Dayton, Ohio. This is a month-to-month rental.

The total approximate minimum rental commitments under noncancelable leases at September 30, 2001 are as follows:

Years Ending December 31,
2001	$ 14,520
2002	58,077
2003	58,077
2004	58,077
2005	1,354
Total	$190,105

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

RESULTS OF OPERATIONS

Unlike prior years when the Company was classified as a development stage company, starting January 8, 2001 the Company commenced the management of PolyTek Rubber & Recycling, Inc. and is paid $110,000 per month in management fees. This quarter reflects $330,000 in management fees and the nine months had revenue of $990,000.

The management fee earned has not been enough to cover the expenses incurred by the Company for the quarter or the nine months of 2001. Research and development expenses for the nine months were $96,445 compared to $89,174 for the same period in the year 2000. This is due to the plant starting up in 2000 and not being used in early 2000 whereas in 2001 the plant was utilized in the start of the year and stopped for the most part in may or June of this year. Expenses for the third quarter were at the 56% level of the third quarter of 2000. In 2000 the plant was operational and testing of the AMR product was under way. In 2001 however, the Company had placed the de-vulcanization work on a slower mode as efforts were being directed towards the crumb rubber business, which included the management of PolyTek.

General and administrative expenses for the nine months were approximately $3.7 million compared to $1.3 million for the same period of 2000. This variance is people related. The Company has built an administrative staff that is sized to handle a much larger operation and has very senior people in place. Many of these people have spent the first nine months managing the PolyTek operation. But the Company added three senior people in January 2001 to operate the newly formed asphalt rubber division and there were no revenues for that division in the nine months. Funding has not been secured to have the machinery made and move this division forward. Their wages and expenses approximated $300,000. Total wages and benefits for the first nine months are approximately $1.5 million. The Company also expensed $300,000 relating to the acquisition of Rubber Recovery, Ltd. and Modified Asphalt Technologies, Inc. since there were no identifiable assets or operations acquired. Travel for the nine months was $750,000 and included personnel working on the management of PolyTek, analysis of the plants and travel to examine other possible acquisition targets. This expense level cannot continue unless another revenue stream is brought on that can absorb some of the corporate overhead. If not, the expenses will need to be reduced. As previously stated the Company has very senior people that can manage a much larger operation and have certain disciplines that may not be cost justified in the current arrangement. Management has had a difficult time in securing traditional funding for the expansion of the business as well as the ongoing operation due to the results of LandStar and PolyTek and also because of the general condition of the financing market. Financing is more difficult to come by with the failures of the dot com companies and the September 11 occurrences. Financial companies are assessing where they stand with certain portfolios and are not as active.

Depreciation and amortization reduced in the current quarter and the nine-month period due to the write-off of leasehold improvements in the prior year.

The translation adjustment relates to the currency change relating to the Canadian subsidiary.

LIQUIDITY AND FINANCIAL RESOURCES

The primary sources of liquidity during the first nine months of 2001 were through financing activities:  primarily, issuance of stock and advances from a shareholder of the Company and owner of PolyTek. Funds were mainly utilized for working capital.

Management is finding difficulty on most financing fronts based on the Company’s and PolyTek’s past performance and the lack of any prior operations for Landstar. As discussed above the financial markets are not as active either. The Company will need to obtain significant funding to continue in operation.

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