Form 10KSB
period 2001-12-31
LANDSTAR INC
filed 2002-04-24
CIK 1068689

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

-------------------
FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Commission fie number: 1-15597

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

Common Stock, $.001 par value per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2002 was $6,459,559. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Number of shares of common stock outstanding as of March 31, 2002: 63,570,824

Documents Incorporated by Reference:  none

#

LandStar, Inc.

Fiscal Year 2001 Form 10-K Annual Report

----------------------------------------

TABLE OF CONTENTS

Page

PART I

Item 1.

Business

2

Item 2.

Properties

11

Item 3.

Legal Proceedings

11

Item 4.

Submission of Matters to a Vote of Security Holders

11

PART II

Item 5.

Market for Registrant’s Common Equity and Related Stockholder Matters

11

Item 6.

Management’s Discussion and Analysis of Financial Condition and Results

13

Of Operations

Item 7.

Financial Statements and Supplementary Data

F-1

Item 8.

Changes In and Disagreements with Accountants on Accounting and

18

Financial Disclosure

PART III

Item 9.

Directors and Executive Officers of the Registrant

18

Item 10.

Executive Compensation

20

Item 11.

Security Ownership of Certain Beneficial Owners and Management

21

Item 12.

Certain Relationships and Related Transactions

22

PART IV

Item 13.

Exhibits, Financial Statement Schedules and Reports on Form 8-K

23

Signatures

26

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report contains forward-looking statements.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements.  Factors that might cause such a difference include, but are not limited to those discussed in the section entitled “Management’s Discussion and Analysis of Financial Position and Results of Operations—Factors That May Affect Future Results and Market Price of Stock”.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as the date hereof.  The Company undertakes no obligation to revise or publicly release the results of any revision to those forward-looking statements.  Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in fiscal year 2002.

PART I

Item 1.

BUSINESS

BACKGROUND AND BUSINESS DEVELOPMENT

LandStar, Inc. was incorporated as a Nevada corporation on May 4, 1998, for the purpose of purchasing, developing and reselling real property, with its principal focus on the development of raw land.  From incorporation through December 31, 1998, LandStar had no business operations and was a development-stage company.  LandStar did not purchase or develop any properties and decided to change its business plan and operations. On March 31, 1999, the Company acquired approximately 98.5% of the common stock of Rebound Rubber Corp. pursuant to a share exchange agreement with Rebound Rubber Corp. and substantially all of Rebound Rubber's shareholders.  The acquisition was effected by issuing 14,500,100 shares of common stock, which constituted 14.5% of the 100,000,000 authorized shares of LandStar and 50.6% of the 28,622,100 issued and outstanding shares on completion of the acquisition.  The acquisition was treated for accounting purposes as a continuation of Rebound Rubber under the LandStar capital structure.  LandStar originally issued 1,000,000 founders shares and sold 1,600,000 shares to initial subscribers for a total of 2,600,000 shares. If viewed from a non-consolidated perspective, on March 31, 1999 LandStar issued 14,500,100 shares for the acquisition of the outstanding shares of Rebound Rubber.  At the same time LandStar issued 8,500,000 shares for the acquisition of the joint venture interest of United Trans-Western, Inc., issued 2,762,000 shares for cash and issued 260,000 shares for finders fees.  The cumulative effect of the four issues increased the shares outstanding in LandStar from 2,600,000 to 28,622,100.  Rebound Rubber Corp. owns an exclusive North American license granted by the Guangzhou Research Institute for the Utilization of Reusable Resources, P.R. of China (hereinafter the Guangzhou Research Institute), pursuant to a technology for the reclamation and de-vulcanizing of recycled rubber.

Rebound Rubber Corp. was originally formed on December 13, 1996 in the Province of Alberta, Canada under the name 721097 Alberta Ltd. as a private limited liability corporation, and subsequently changed its name to Rebound Rubber Corp. on May 20, 1997.  Rebound Rubber was initially formed as a corporate vehicle to acquire certain rubber recycling technology from the Guangzhou Research Institute. The Guangzhou Research Institute is a research institute owned by the Government of the P.R. China.  The P.R. of China central government mandated the Guangzhou Research Institute to research recycling of waste rubber products.  In early 1996, the principal officers and directors of Rebound Rubber met with members of the Guangzhou Research Institute.  The proponents conducted a thorough technology review and due diligence examination of the rubber recycling technology throughout 1996 and early 1997.  This review included but was not limited to the following: (1) de-vulcanizing test procedures and test results; (2) observing the complete processing of used tires to "crumb" (the granular material produced by the shredding and grinding of recycled rubber is called crumb rubber), the activation of the crumb and the processing of the activated modified rubber powder ("AMR") in substantial ratios with new rubber back into new tires; (3) visiting a number of manufacturing operations and observing AMR being used in a variety of new rubber products; (4) research into other claims of de-vulcanizing technologies to determine whether there were any other true de-vulcanizing processes in commercial production anywhere in the world; (5) review of proprietary rights, Chinese patents/registrations pursuant to the technology; (6) review of chemicals used in the activation process pursuant to environmental and workplace hazards; and (7) review of availability and pricing of reactivation chemicals and crumb rubber supplies.

Following the due diligence process, Rebound Rubber entered into three contracts with the Guangzhou Research Institute.  The three agreements were signed on March 12, 1997 with a series of payments being made in 1997 and 1998.  The payment schedules provided for in the agreements were altered by verbal agreements without amendments in writing to the contracts being affected.  The final payment and official declaration of completion of the technology acquisition was announced in a public news conference in Guangzhou, P.R. China on May 12, 1998 and was reported in local and official media in China.

The three agreements are as follows:

Rebound Rubber acquired a license to the exclusive North American rights to the AMR (30-40 mesh crumb) technology and the scrap latex reactivation technology, in exchange for a one-time license fee of $500,000.  This technology was assigned the process identification name of “AMR”, an apparent acronym for “activated modified rubber”.  The license is perpetual and no further fees are required.  The license also grants Rebound Rubber non-exclusive rights to establish production operations anywhere in the world.

Rebound Rubber acquired a license to the exclusive North American rights and non-exclusive operating rights, in other parts of the world, to a new activation technology that uses 4-28 mesh crumb rubber and achieves a high level of de-vulcanization, in exchange for a one-time license fee of $400,000.  This technology was assigned the process identification name of “RU” rubber.  There is no apparent significance to the letters “RU” and the letters are not an acronym.  The license is perpetual and no further fees are required.  Rebound Rubber also funded some research and development efforts for this technology.

Rebound Rubber entered into an agency agreement with the Guangzhou Research Institute in which Rebound Rubber is authorized to market the rubber recycling technologies throughout the world. This agreement provides for revenue sharing between Rebound Rubber and the Guangzhou Research Institute for licensing agreements with third parties negotiated by Rebound Rubber.  The agreements with the Guangzhou Research Institute provide for the Company having exclusive rights of usage of the technologies throughout North America and non-exclusive rights wherever else in the world the Company sets up manufacturing operations, without any further payment.  Under the terms of the Letter of Appointment, the Company is appointed to market the technologies in areas outside China. The terms of the Letter of Appointment provide that in these markets the revenues derived from such contracts shall be shared between the Company and the Guangzhou Research Institute in accordance with the Letter of Appointment.

In May 1997, United Trans-Western, Inc., a Delaware corporation, acquired 100% of the shares of Rebound Rubber Corp. from D. Elroy Fimrite for a purchase price of $1,000 and assumed responsibility for market development.  United Trans-Western also conducted extensive research into tire collection, shredding and crumb production operations, product quality, crumbing methods and profitability.  In conjunction with the acquisition of Rebound Rubber by United Trans-Western, D. Elroy Fimrite and Michael C. Pinch were appointed to the board of directors of United Trans-Western, and assumed the positions of president and chief financial officer, respectively.  During the period that United Trans-Western, Inc. owned the shares of Rebound Rubber Corp., Kentucky Financial Inc. (a company related to D. Elroy Fimrite) provided debt financing to Rebound Rubber Corp. in the amount of $750,000. In March 1998 United Trans-Western, Inc. sold all of its shares of Rebound Rubber Corp. to Kentucky Financial Inc. for $1,000 with a requirement that Kentucky Financial Inc. convert its loans to Rebound Rubber Corp. into shares of Rebound Rubber Corp.  United Trans-Western retained an interest in a joint venture agreement with Rebound Rubber, for the development, implementation and exploitation of the rubber recycling technology in the United States market. On December 31, 1998, in connection with the share exchange agreement between Rebound Rubber and LandStar, LandStar entered into a purchase agreement with United Trans-Western to acquire all of United Trans-Western's interest in the joint venture.  The acquisition was effective March 31, 1999 and LandStar issued 8,500,000 shares of its common stock and paid $100,000 cash to United Trans-Western in the transaction.

The share exchange with Rebound Rubber and the joint venture acquisition from United Trans-Western were effective on March 31, 1999 and resulted in a change of control of LandStar and the appointment of new officers and directors of the Company.  These transactions also redefined the focus of the Company on the development and exploitation of the technology to de-vulcanize and reactivate recycled rubber for resale as a raw material in the production of new rubber products.  The Company's business strategy was to demonstrate to potential customers that activated modified rubber powder (AMR) and RU rubber can be produced in substantial quantities on a consistent basis and that AMR and RU chemical and physical properties confirm AMR and RU materials as viable rubber substitutes.  The Company intends to develop operational facilities that will apply the AMR and RU technologies to vulcanized crumb rubber and sell the resulting de-vulcanized material (and compounds using the materials) to manufacturers of rubber products.  The Company constructed and operates a production prototype demonstration plant in Dayton, Ohio for the purpose of producing commercial quantities of de-vulcanized materials and demonstrating the process to potential customers.  The Company has not completed a sale to any potential customer, as the Company has not produced sufficient volume in the pilot plant to provide goods for sale. In addition, the Dayton facility contains a lab, which will be used in the future for the development of rubber compounds using substantial quantities of AMR and RU materials in combination with various plastics, natural rubber and synthetic rubbers. The Company is currently analyzing where to locate a full production facility for the de-vulcanized products.

LandStar relocated its executive offices to 15825 N. 71st Street, Suite 205, Scottsdale, Arizona 85254 in January 2001 in conjunction with the agreement to manage Polytek Rubber & Recycling, Inc. The Company also maintains a web site at www.landstarinc.com. Information accessed on or through the Company's web site does not constitute a part of this Annual Report.

RUBBER RECYCLING INDUSTRY

The Company believes that the market for new raw rubber or equivalent is enormous, with North America alone using over 10 billion pounds every year.  The auto industry consumes approximately 79% of new rubber and 57% of synthetic rubber.  To date, recycled rubber in significant quantities has not been used as a replacement for new or synthetic rubber, largely because required properties could not be achieved.  The rubber industry has focused on the disposal of waste rubber rather than on recapturing the economic value of the resources incorporated in the waste.  As a consequence, the uses for waste rubber have been of low economic value resulting in low volumes of recycling, accumulation of stockpiles of tires and an industry characterized by low profitability and many business failures.  Tires are the most visible of waste rubber products; the accumulation of discarded rubber tires is increasing worldwide at an alarming rate with very few cost-effective ways of recycling them.  North America alone generates approximately 300 million waste tires annually, with over half of them being added to the already huge stockpiles.  It is estimated that less than 10% of waste rubber is reused in any kind of new product.  The United States, the European Union, Eastern Europe, Latin America, Japan and the Middle East collectively produce about one billion tires annually with large accumulations stockpiled in Europe and North America.  This provides a significant source of raw materials for a viable recycling application.

In general, the rubber recycling process commences with the collection and shredding of discarded tires.  Numerous types of equipment and processes exist for the shredding, grinding and separating of tires.  A shredding process reduces the rubber to a granular material with some steel and other fibers removed.  Secondary grinding reduces the granular material to a desired mesh size with all steel and other fibers removed.  The resulting rubber powder is then ready for product remanufacture.  However, the volume of applications that can utilize this inert material in substantial ratios is limited to products that do not require vulcanization. There have been significant prior attempts at recycling rubber.  It is estimated that a waste tire contains approximately 75% rubber, which has been changed only about 15-20% from its original properties.  The difficulty in recycling rubber has traditionally been with de-vulcanizing the rubber without compromising its properties.  Vulcanization is the process by which an agent, such as sulfur, is added to rubber in the manufacturing process to give the product certain required characteristics, such as strength, hardness and elasticity. Generally, the more vulcanizing agent that is used the harder the resultant rubber product will be.  Likewise, in the rubber recycling process, de-vulcanization is the process by which the sulfur molecules are de-linked from the rubber molecules, thereby facilitating the formation of new cross-linking structures.  Two general rubber-recycling processes have been developed:  modified oil process and water-oil process.  With each of these processes, oil and a reclaiming agent are added to the reclaimed rubber powder, treated at high temperatures under high pressure for a long period (5-12 hours) in special equipment, and require strong mechanical post-processing efforts.  The reclaimed rubber from these processes has degraded properties and is generally not suitable for use in many products, including tire compounds.  Typically, these alternative de-vulcanization processes have resulted in low levels of de-vulcanization, have failed to produce consistent quality or have been prohibitively expensive.  The Company believes that its AMR and RU processes produce new polymer compounds with consistent properties that approach the properties of natural and synthetic rubber, with a significant price advantage.

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

The Company also expects to be the leading provider of crumb rubber in the world.  The Company initiated this strategy with the management of Polytek Rubber & Recycling, Inc. on January 8, 2001 and the subsequent acquisition on February 28, 2002.  This is discussed in more detail under “Acquisitions”.

#

LANDSTAR'S BUSINESS

LANDSTAR'S PROCESS – DE-VULCANIZATION AND REACTIVATION

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

To successfully market activated modified rubber (AMR and RU rubber) as activated crumb or as a component part of a compound, the Company concluded that it needed to demonstrate an ability to supply a consistent quality material with specific properties at a competitive price.  To this end, the Company completed a demonstration plant facility and research/quality control lab in Dayton, Ohio.  Considerable development and construction of the plant was effected in January and February 2000.  The purpose of the pilot plant was to demonstrate the reactivation and de-vulcanization technology, which is technology applied to crumb rubber.  Accordingly, the plant does not include the equipment or facilities and licensing to process whole tires or other post-consumer and post-industrial rubber into crumb rubber. The equipment to process whole tires into crumb rubber typically costs about $2,000,000 for a basic operation capable of production of 15-25 ton of crumb rubber per day.  The pilot plant is a recycling facility to the extent that crumb rubber is the material processed into de-vulcanized rubber and crumb rubber is derived from the recycling of post-consumer and post-industrial rubber.  The plant is capable of producing 600 pounds of AMR per hour but currently production is for demonstration and testing purposes.

During 2001, samples of AMR were supplied to an independent research and development company that tested the material as a component of spray applied membrane compounds. Based on the encouraging results the Company has contracted for further testing and development of AMR compounds. If further testing and certification verify the initial results the compounds will extend the market applications of AMR and increase the apparent profit margins achievable. The Company believes these product applications may result in orders requiring installation of several large production facilities although there is no assurance the Company will receive such orders. The Company plans to make a major investment and market push into the de-vulcanization process and products in the second quarter of 2002. Funding for this program has been confirmed and formation of the development team with dedicated management has been completed.

PRINCIPAL PRODUCTS AND MARKETS

The Company had initially identified the activated modified rubber (AMR) and compounds using AMR in conjunction with natural rubber, synthetic rubber or plastics as its initial product line.  However, during the research of the rubber recycling process it became clear that in order for LandStar to go forward with the AMR and RU production on a full scale, the crumb rubber market had to be stabilized.  Without a steady, high quality and properly priced crumb rubber supply, the viability of AMR and RU production greatly diminishes.  The Company therefore decided to delay the introduction of AMR and RU products and to focus on acquisition of a geographically distributed source of crumb rubber with apparent volume of production and consistent quality control. The Company located a target, PolyTek Rubber & Recycling, Inc. (PolyTek) in late 2000 and agreed to acquire the firm on January 8, 2001. The Company agreed to manage PolyTek pending the completion of closing requirements. The Company operated under the management agreement until February 28, 2002, when all requirements of closing occurred. The Company effectively spent 2001 managing and reconfiguring the PolyTek operations to stabilize a source of crumb rubber. The Company has now engaged and allocated dedicated management personnel to the operation of the crumb rubber business and dedicated a team of senior management to the development of the operations and marketing associated with the de-vulcanization division.

The Company’s strategic plan focuses on building and maintaining a solid revenue generating position through aggressive sales management and acquisitions of leading players in the rubber recycling industry.  The first entrée into the crumb rubber business was the managing and subsequent purchase of PolyTek Rubber & Recycling, Inc. (PolyTek) starting on January 8, 2001. PolyTek is the world’s largest producer of crumb rubber, the basic material used in the manufacture of recycled rubber products and applications. PolyTek operates three manufacturing facilities located in Arizona, Pennsylvania and Oklahoma.  The facilities use all three processing technologies: ambient grind, cryogenic and wet-grind systems.  PolyTek had revenues of $13,866,000 for the latest fiscal year ended December 31, 2001 and total assets, net of intangible assets, of approximately $16.1 million.

On January 31, 2001, LandStar acquired Modified Asphalt Technologies, Inc., a leader in the development of asphalt rubber.  This acquisition positions the Company for enhancing the growth and development of the industry and creating new and substantial demand for the Company’s products. A key component used in asphalt rubber is the crumb rubber produced by the PolyTek plants.

The Company will begin manufacture of activated modified rubber (AMR) and compounds using AMR in conjunction with natural rubber, synthetic rubber or plastics.  The Company intends to sell these materials to rubber product manufacturers as a raw material for processing into rubber based manufactured goods.  AMR is essentially a new polymer that has chemical and physical properties facilitating integration of substantial quantities of AMR as an active polymer in many rubber based products.  Initially, the Company intends to target its marketing efforts to manufacturers of products that have low consumer liability and that do not have strict specifications for raw materials (i.e., that can accept small deviations in certain specifications for its rubber components).  The Company has targeted markets with low consumer liability concerns not because of any concern with quality of the product produced by the Company, but rather because the markets with higher consumer liability involve longer product testing and verification times that delay the procurement of sales orders. The Company has targeted markets that can accommodate small consistency variations to accommodate the evolution of some historical statistics of the effectiveness of the Company’s quality assurance procedures. The Company is not aware of any concerns with quality and performance of the Company’s products but cannot guarantee that quality and performance defects will not occur.  The largest markets for AMR are in automotive products, a market that accounts for about two thirds of demand for natural and synthetic rubber (AMR has been extensively used in new and retread tires in ratios of up to 40% of raw polymer in China). The Company believes that significant new markets will evolve for using de-vulcanized rubber in a variety of construction materials.

Following successful commercial implementation of the AMR and RU product lines described above, the Company expects to develop a product line based on recycled latex materials that the Company will activate to produce either thin rubber sheets or liquid latex.  Additional applied research and development will be conducted on these products to establish physical and chemical characteristics and to determine market opportunities.  This technology has been applied on small-scale laboratory based production levels and has not been produced in any facilities of the Company. The technology has not been developed to commercial levels and the Company does not intend to initiate such development until sales and production of AMR and RU rubber have been established.

The Company believes that activated modified rubber powder, as a feedstock, will be a strong competitor with natural and synthetic rubber that are currently used by rubber manufacturers in the production of a variety of products. The price of natural and synthetic rubber is variable and, as a commodity, price is driven by supply and demand.  The Company believes that once it successfully establishes a production facility, its price of AMR and RU products may be significantly less than the price of natural and synthetic rubber compounds.  In addition, the Company intends to develop specialized compounds with unique characteristics to compete with high-priced compounds of neoprene, EPDM, thermo plastic elastomers (TPE’s) and similar high-end products.  Development of these products will be customer driven, but the Company expects fierce competition from established suppliers seeking to retain market share in this high margin, high price sector of the rubber market.  To the extent that there are other compounding facilities that supply to the rubber industry the Company will be competing with other rubber compound material suppliers.  The competitive advantage in these markets will be the use of low cost AMR and RU rubber resulting in a price advantage to users as well as the ability to recycle the customers’ scrap that typically goes to landfill at the present time.  There are some current uses for recycled crumb rubber that has been treated or processed in some manner for use in low-end products.  The Company does not intend to participate in this market except as a means of disposing of material that the Company does not consider of an appropriate quality for AMR or RU rubber production.

DISTRIBUTION

The Company's AMR activation process currently focuses on crumb rubber (30-40 mesh) with the output being activated crumb rubber. This material can be bagged and sold as is or compounded with natural or synthetic rubber and plastics.  Additional processing may be required for manufacture of AMR based construction materials. Packaging will include fifty-pound bags or super sacks, or the material (and compounds thereof) can be sheeted or pelletized.  The Company intends to enter into strategic relationships or agency agreements to establish a marketing group, and intends to sell its products directly to manufacturers capable of ordering large quantities under long-term supply contracts.

COMPETITION

The rubber industry has been researching the de-vulcanization of rubber for many years.  The process of de-vulcanization is "the treatment of rubber granulate with heat and /or softening agents to return its elastic qualities to enable the rubber to be reused".  We are aware of several processes that have met with varying degrees of success at the laboratory level but not in commercial production.  Also, different processes result in different levels of de-vulcanization. For example, using a very fine granulate and a process resulting in surface de-vulcanization will yield a product with some of the desired qualities of rubber.  Typically, alternative de-vulcanization processes have resulted in low levels of de-vulcanization, have failed to produce consistent quality or have been prohibitively expensive.  The Company believes that the AMR and RU's processes produce a new polymer compound with consistent properties that approach the properties of natural and synthetic rubber, with a significant price advantage.

Pursuant to evaluation of the Company’s de-vulcanized material, the Company has conducted tests of its material at a world renowned independent rubber laboratory and have had the results of the tests interpreted by accredited rubber industry consultants. While this information is proprietary and the process is ongoing, results to date support the unique physical and chemical characteristics of material produced with the licensed technology. The chemical and physical properties create a unique product, a complete mix of polymers, reinforcing agents (such as carbon black), anti-oxidants and other additives and processing aids complete with a curing package, in a stable chemical state. This material can, because of its processing state, reduce processing time and provide competitive cost advantages on the multiple levels of reducing or eliminating the use of virgin materials for the various ingredients and eliminating the processing cost of blending materials.

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

TECHNOLOGY RIGHTS

The Company purchased the rights to three technologies:

1. The AMR technology is a surface activation de-vulcanization technology. In this technology proprietary chemical agents are applied to the surface of 30-40 mesh crumb rubber particles and react chemically to sever bonds which are exposed on the surface of the particles. As the interior material in the particles also contains bonds formed in vulcanization, surface de-vulcanization only partially de-vulcanizes the material. By this process the surface of the particle becomes reactive and can bond with other particles in a new vulcanization process to form new vulcanized products. There are other technologies that create a reactive surface, but the Company believes that the AMR technology is unique and superior in terms of the chemical structure created, the low heat involved in the reaction and the low cost of production. The AMR process is a production level technology as it has been used in production operations in China for over four years. AMR has been used in significant quantities in the production of tires and other rubber goods during those years. Management is not aware of any other surface activation technology that has produced material that has been used in the proportion or volume of AMR. The Dayton pilot plant produces AMR by a fully automated process. The Company expects to develop variations of the AMR technology in the future that will expand this materials market opportunity.

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

3. The RU technology is a unique penetrating de-vulcanization technology. The proprietary chemical compounds applied in the RU process penetrate the crumb rubber particles and sever vulcanization bonds internal to the crumb rubber particle. As a result of this penetrating effect the process works better with larger particle crumb, typically 4-28 mesh. The use of larger crumb reduces the grinding costs and improves the quality of the de-vulcanized material. The effect of the more complete de-vulcanization is creation of a material that costs less to process, becomes plastic at a lower temperature and has a greater capacity to melt into and bond with other ingredients in a new rubber compound. Preliminary test data from potential customers is extremely positive and the Company believes that this material will revolutionize the rubber recycling industry. The production of this material uses the same materials and equipment as the AMR process with the addition of a standard rubber mixing mill attached at the end of the process to blend in the proprietary RU special agent. The Company is currently testing production methods that may alter the production process and facilitate the use of common and readily available rubber mixing equipment.

The RU product line is a more advanced state of the AMR technology with benefits of being a more complete de-vulcanization by virtue of penetration and severing of cross-links within the crumb rubber particle. The additional advantage of the RU technology over the AMR technology is that it is applied to a larger size of crumb rubber which means that the raw materials (4-28 mesh crumb rubber rather than 30-40 mesh crumb rubber), are less expensive to produce and more readily available.

Raw Materials

The Company's AMR and RU processes requires that there be an adequate supply of rubber for recycling and requires the availability of several chemical compounds developed by the Institute.  The Company has been advised of the ingredients and processes involved in the production of the reactive proprietary compounds. They have verified the source of the ingredients from multiple North American sources.  The Company believes there is abundant raw material in the form of used tires, factory scrap and inventories of partially processed crumb rubber for supply of crumb rubber to make AMR and RU rubber.  North America generates approximately 300 million used tires per year and billions more are stockpiled throughout the world. The Company has become actively involved in the production of raw materials for the de-vulcanization process by acquiring PolyTek, a key producer of tire crumb to supply the Company with its raw materials.

Customers

With the acquisition of PolyTek Rubber & Recycling, Inc., the Company has a stellar customer list.  Major tire manufacturers, rubber asphalt construction companies, sports surface suppliers and other leading manufacturers in their areas of rubber recycling are all customers of LandStar, Inc. and its subsidiaries.

In the AMR and RU markets, the Company has no production operations to date and has not sold any product to any customers.  However, the Company's pre-market research efforts have indicated significant expressions of interest from manufacturers of various rubber products for the Company's technology and products. Activated modified rubber (AMR and RU rubber) are an alternative feedstock that can be used in various compounds depending on the product being manufactured and can replace natural or synthetic rubber in varying percentages.  The Company believes that there are potential significant cost savings from the use of AMR and RU rubber in rubber manufacturing processes.  The Company believes that the versatility of activated modified rubber allows most manufacturers of rubber products to use AMR and RU rubber as raw materials, and expects to offer its products to a broad range of potential customers. In addition, the Company believes that the construction materials and products under development by the Company will expand customer and market opportunities significantly.

Research and Development Activities

The AMR technology licensed by the Company has been in commercial production for over seven years in Asia. Accordingly, the Company believes that its AMR technology is operationally complete and the Company intends to initiate production without substantial further research and development efforts other than to explore the processing alternative of mixing the AMR in standard rubber mixing equipment. This initial production will apply standard chemical formulation of the AMR process to whole tire crumb rubber to produce standard AMR.  Standard AMR has a myriad of applications and markets the Company intends to explore.

The Company does not intend to restrict its business activity to the standard AMR market and is actively now conducting research and development activities to enhance its array of products and applicable markets.  The Company has instituted extensive applied research and development pursuant to the development of new products incorporating AMR in polymer compounds. This research will focus on three primary areas:  reactivation formula modification, compound development and processing formulas:

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

The Company's initial research and development efforts will focus on development of compounds and manufacturing formulations using AMR and RU rubber.  Generally, rubber product manufacturers process raw materials according to different formulations of polymers, fillers and extenders, processing agents, additives such as anti-oxidants and vulcanizing agents in a specified combination of time, temperature and pressure.  Often the polymer component will include premixed compounds of several polymers that are supplied by external suppliers.  The Company intends to develop premixed compounds with suitable physical and chemical characteristics to facilitate substitution of AMR and RU rubber based compounds in these formulations.  Due to the fact that AMR and RU rubber retain the fillers, extenders, additives and vulcanizing agents that are resident in the crumb rubber, the "formula" used by the manufacturer will change when a de-vulcanized compound is used.

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

Environmental Compliance

The Company constructed its Dayton, Ohio facility as a prototype for a full size production plant.  This development process included addressing all applicable environmental regulations and requirements.  The Company has developed or acquired material safety data sheets for all significant materials related to the process and the Company believes that it is in compliance with all federal, state and local environmental laws and regulations.  The AMR and RU rubber processes do not produce any residual solid waste as all components of the manufacturing process remain in the product.  Gases that are emitted in the process have been tested and demonstrated to be organic in nature and are controlled by standard filtering and venting systems.

Employees

As of March 31, 2002, the Company had a total of approximately one hundred and sixty nine (169) full-time employees, including the employees from the PolyTek Rubber & Recycling, Inc. acquisition.  The future success of the Company depends in significant part upon the continued service of its key management personnel and its ability to attract and retain highly qualified technical and marketing personnel.  Competition for highly qualified personnel is intense and there can be no assurance that we will be able to retain key managerial and technical employees or that we will be able to attract and retain additional highly qualified technical and managerial personnel in the future.

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

Available Information

Copies of this Annual Report may be inspected, without charge, at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Item 2.

Properties

The Company leases approximately 3,330 square feet of office space in the LandStar Building located in Victoria, British Columbia, Canada where the corporate office was located.  The lease agreement is with Carey Holdings Ltd., a company in which Mr. D. E. Fimrite, president and director of LandStar, has a financial interest. See "Certain Relationships and Related Transactions" below.  The lease agreement, effective January 1, 2000, is for a term of five years through December 31, 2004, at a monthly lease rate of $4,163 plus applicable additional rent for common costs.  The building is a multi-tenant facility and the rental rate is equivalent to rental rates paid by other tenants within the facility for comparable space.

The Company also leased a demonstration plant and laboratory facility, which contains approximately 12,800 square feet of office and manufacturing space, in Dayton, Ohio.  The lease is on a month-to-month basis.

Item 3.

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

PART II

Item 5.

Market for Registrant’s Common Equity and Related Stockholder Matters

The Company common stock trades on the Over The Counter Bulletin Board under the symbol "LDSR". The table below sets forth, the high and low bid prices for the common stock as reported by the National Trading Bureau's Pink Sheets for the quarters ending March 31 and June 30, 2000 and by the OTC Bulletin Board for the periods ended September 30 and forward.  These prices reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

#

LandStar, Inc.

Common Stock

High

Low

2000

First Quarter

$0.75

$0.17

Second Quarter

$0.60

$0.35

Third Quarter

$0.625

$0.30

Fourth Quarter

$0.62

$0.27

2001

First Quarter

$0.30

$0.30

Second Quarter

$0.19

$0.15

Third Quarter

$0.08

$0.08

Fourth Quarter

$0.08

$0.06

At March 31, 2002 the Company’s common stock closed at $ 0.15

On March 31, 2002, there were approximately 464 shareholders of record.  The Company has not declared dividends on the common stock and does not anticipate paying dividends on the common stock in the foreseeable future.

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

RECENT SALES OF UNREGISTERED SECURITIES

In November 2000, the Company sold and issued in a private placement to one foreign investor an aggregate of 268,000 units, each unit consisting of one share of common stock and one stock purchase warrant redeemable to purchase an additional share of common stock. The total offering price was $67,000, or $.25 per unit. The stock purchase warrants had a term of one year and were exercisable at a price of $2.00 at any time during the year from the date of issuance. The private offering was made in reliance on Regulation S under the Securities Act and the certificates for the shares bear the appropriate restrictive legend.

In January 2001, the Company sold and issued in a private placement to two foreign investors an aggregate of 708,900 units, each unit consisting of one share of common stock and one stock purchase warrant redeemable to purchase an additional share of common stock. The total offering price was $177,225, or $.25 per unit. The stock purchase warrants had a term of one year and were exercisable at a price of $2.00 at any time during the year from the date of issuance. The private offering was made in reliance on Regulation S under the Securities Act and the certificates for the shares bear the appropriate restrictive legend.

In February 2001, the Company sold and issued in a private placement to one foreign investor an aggregate of 268,000 units, each unit consisting of one share of common stock and one stock purchase warrant redeemable to purchase an additional share of common stock. The total offering price was $67,000, or $.25 per unit. The stock purchase warrants had a term of one year and were exercisable at a price of $2.00 at any time during the year from the date of issuance. The private offering was made in reliance on Regulation S under the Securities Act and the certificates for the shares bear the appropriate restrictive legend.

In February 2001, the Company issued 110,000 shares to two accredited and/or sophisticated U.S. purchasers at a purchase price of $.25 per share for a total offering price of $27,500. The private offering was made in reliance on Regulation D under the Securities Act and the certificates for the shares bear the appropriate restrictive legends.

In April 2001, the Company sold and issued in a private placement to two foreign investors an aggregate of 700,000 units, each unit consisting of one share of common stock and one stock purchase warrant redeemable to purchase an additional share of common stock. The total offering price was $175,000, or $.25 per unit in settlement of accrued wages. The stock purchase warrants had a term of one year and were exercisable at a price of $2.00 at any time during the year from the date of issuance. The private offering was made in reliance on Regulation S under the Securities Act and the certificates for the shares bear the appropriate restrictive legend.

In May 2001, the Company issued 414,400 shares to four accredited and/or sophisticated U.S. purchasers at a purchase price of $.25 per share for a total offering price of $103,600. The private offering was made in reliance on Regulation D under the Securities Act and the certificates for the shares bear the appropriate restrictive legends.

Item 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Unlike past years, the year 2001 was a year for exploring the management capabilities by way of managing a manufacturing company with four operating plants, locating Company financing, reviewing other target acquisitions and strategic planning for the Company.  Continued evaluation of the domestic rubber recycling industry would yield valuable information.  This information was used to formulate the strategic direction of the Company. The first initiative on January 8, 2001 was the takeover of the management, through a management agreement, of PolyTek Rubber & Recycling, Inc. (PolyTek). The Company ultimately entered into a purchase agreement for PolyTek as of February 28, 2002. The Company acquired two other companies in the first quarter, Modified Asphalt Technologies, Inc. and Rubber Recovery, Ltd. The Company continues to identify potential acquisitions as part of the vertical integration resident in the Company’s overall strategic plan.

The Company had revenues of $1,320,000 for the year 2001, whereas they had none in 2000. The Company was still classified as a development stage company in the year 2000. The revenues for the year were management fees relating to the management agreement entered into with the sole shareholder of PolyTek Rubber & Recycling, Inc. The Company managed, evaluated, restructured and made significant changes in the operation of the four plants PolyTek operated at the time of the agreement. This included closing the plant in Michigan due to a high cost structure, low valued sales contracts and a very seasonal operation that made it impossible to operate the facility in a profitable manner. The results for PolyTek are not included in the Company’s results since they were not owned in 2001. Therefore the revenues shown are management fees and are not due to actual sales of crumb rubber products.

Research and development costs were only $84,201 for the 2001 year compared to $247,309 in the year 2000. As previously stated the management of the Company deemed it prudent to solidify the source of raw material needed for the de-vulcanization process, namely the crumb rubber, and specifically PolyTek since it was identified as the source for the Company’s crumb rubber. Therefore the research and development for the de-vulcanization division was slowed as we tackled the many issues in the crumb rubber division. The Company has restarted its efforts in the de-vulcanization division at the end of the first quarter 2002. Personnel were shifted from de-vulcanization to managing the crumb operation in 2001. The expenses in research and development were basically rent and one person. In 2000 there were five people at the Ohio plant running a multitude of tests on the AMR and RU products.

General and administrative expenses increased from $1,911,521 in 2000 to $5,062,974 in 2001, or 2.65 times the 2000 level. Wages were $700,000 in 2000 compared to almost $2,000,000 in 2001. In 2000 there were only four employees through August of that year. Two senior management employees were added in September and an additional senior management member was hired in October 2000. However, in 2001, additional employees, mainly mid to senior management were added early in the year. Some were added to aid in the management of PolyTek, others were hired to bring in management fields the Company was deficient in and others were to add expertise to other areas the company is looking to expand into. With the acquisition of Modified Asphalt Technologies in January 2001, three senior management members were hired to move the Company into the asphalt rubber arena. Unfortunately the Company has not been able to procure funding for this division and therefore no revenue was generated in 2001. With zero revenue, the Company absorbed $400,000 in expenses relating to this division. Travel expenses increased 41% for the Company as a whole. There was increased travel relating to potential acquisitions and also foreign opportunities in Brazil, Austria and Saudi Arabia. Travel also increased due to the continuing search for funding. The declining financing markets made this much more difficult and increased the volume of traveling required to try and secure a financing source. The Company also expensed $300,000 relating to the acquisition of Modified Asphalt Technologies and Rubber Recovery, Ltd., $127,500 relating to the stock grants issued to officers and directors and $78,725 relating to stocks and warrants issued in conjunction with a financing agreement. The Company also expensed $360,000 in security deposits given to potential acquisition targets since the acquisition agreements had expired. Those targets are still on the Company’s list, but not in an as urgent status. The Company also used funds in public relations matters and other consulting and professional assistance that were not expended in prior years.

Depreciation relates to the equipment at the Ohio facility, one company vehicle, office furniture, computers and amortization relates to the technology rights. The amounts are consistent from 2000 to 2001.

The leasehold improvement write-off in 2000 related to our decision not to remain in the Ohio facility.

Interest decreased from 2000 ($20,944) to 2001 ($2,715). The Company has not borrowed funds to any great extent and interest is not a significant expenditure at this time. As soon as the Company is able to obtain financing, the interest expense will increase.

Comprehensive income relates to the valuation fluctuation of the Canadian dollar to the U.S. dollar for the Rebound Rubber subsidiary based in Canada.

The Company’s net loss was $4,014,396 in 2001 compared to $2,434,396 in 2000. Much of the increased employee associated expenses and travel costs were recouped through the management fee. Therefore most of the increased loss came about due to the write-off of the acquisition deposits ($360,000), stock grant and warrant valuations ($206,225), acquisition values of the two completed acquisitions ($300,000) and carrying costs of the asphalt division with no offsetting revenues ($400,000).

As is evident from these figures, the Company will have to add operations that can absorb part of this overhead or the costs will need to be reduced. Costs cannot continue at this level without defined revenue sources. The Company also must secure financing to complete certain acquisitions and afford the Company the needed working capital to continue in its endeavors. The Company cannot guarantee that this will occur at this time.

After December 31, 2001, the Company agreed to acquire all the capital shares of PolyTek Rubber & Recycling, Inc. (PolyTek), a company engaged in rubber recycling, as of February 28, 2002. In December 2001, the Company issued 10,000,000 shares of common stock to the owner of PolyTek as a deposit against the acquisition. The shares were recorded at the estimated market price of $.10 per share. Since January 8, 2001, the Company has managed PolyTek for the former owner under a management agreement and earned $1,320,000 in management fees. During 2001, the Company consolidated the results of PolyTek with the Company and reported such on filed 10-QSB’s with the Securities and Exchange Commission. Those reports are being amended at this time to remove operating results of PolyTek. The effect of this change is significant.

NEW ACCOUNTING PRONOUNCEMENTS

As the Company operates its business, it must adhere to prescribed guidelines in the recording of transactions and disclosure in financial statements. The following is a summary of the most recently issued pronouncements.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”), and No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).  SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method.  For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized.  SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition.  The most significant changes made by SFAS 142 are:  1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years.  The Company believes that the adoption of these statements may have a material effect on its financial position and results of operations beginning in 2002.

In June 2001, the FASB also approved for issuance Statements of Financial Accounting Standards No. SFAS 143 (“SFAS 143”), Asset Retirement Obligations.  SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including 1) the timing of the liability recognition, 2) initial measurement of the liability, 3) allocation of asset retirement cost to expense, 4) subsequent measurement of the liability and 5) financial statement disclosures.  SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method.  The Company will adopt the statement effective no later than January 1, 2003, as required.  The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle.  At this time, the Company does not believe that the adoption of this statement will have a material effect on its financial position, results of operations, or cash flows.

In October 2001, the FASB also approved Statements of Financial Accounting Standards No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets.  SFAS 144 replaces SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.  The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business.  SFAS 143 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations.  Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred.  SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction.  The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively.  At this time, the Company does not believe the adoption will have a material effect on its financial position, results of operations, or cash flows.

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

There are however, many other manufacturing segments that can and/or should be using crumb rubber.  It is the Company’s task to market to all potential customers in order to try and smooth out the seasonality aspect of the business. With the push this year into the de-vulcanized product the overall seasonality should be somewhat lessened depending on the markets the products are sold into. The impact in 2002 will be directly affected by the time it takes to bring these products to market.

CAPITAL EXPENDITURES

With the acquisition of PolyTek, the capital expenditure needs will greatly increase.  All plants acquired are in need of upgrading of some equipment, major overhauls of others and regularly scheduled maintenance programs in all of them. The Company plans to expand each plant in order to meet the demands of the market year round.  The plan is to double the size of several of the plants to meet the demands of their regional customers.  The present cash flow of the Company will not allow all capital expenditures requirements to take place. The Company continues seeking outside funding to meet these needs.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

The Company operates in a dysfunctional industry and a rapidly changing environment that involves numerous risks, some of which are beyond the Company’s control.  The following discussion highlights some of these risks.

Revenue Growth and Economic Conditions – The revenue growth and profitability of the Company’s business depends on the overall demand for recycled rubber materials, be it crumb rubber or activated modified rubber powder.  The tire industry is a significant user of recycled rubber and has the potential to become more so.  The tire industry is directly affected by the automobile industry.  Therefore, the Company’s business also depends on general economic and business conditions.  A softening of demand in the automobile industry caused by a weakening in the economy may result in decreased revenues or lower growth rates.  One of the challenges the Company faces is having the auto market become a larger customer of the recycled rubber industry for the many components that make an automobile. At the same time the Company will continue marketing to other industries with growth potential, such as construction and manufacturing.

Pricing – In the past, most manufacturers in the recycled rubber industry have been unprofitable year after year. Much of this is due to the capital intensity nature of the business and their unwillingness to pass these increased operational costs through as price increases to their customers.  Whether real or merely perceived, there was reluctance to increase prices due to the fear of loss of customers. With the overall condition of this industry, the Company believes that the selling price of the products have to be increased to varying degrees in order for the remaining companies to survive.

The Company has no guarantee the price increases will be accepted by their present customers. Some of these customers may defect to rivals of the Company. The Company believes that eventually there will be an equalization suppliers and customers.

Hiring and Retention of Employees – The Company’s continued growth and success depends to a significant extent on the continued service of its senior management and other key employees and the hiring of new qualified employees.  Competition for highly skilled business, research, technical and other personnel is becoming more intense due to lower overall unemployment rates among that group.  The Company expects to experience some increase in compensation costs but nothing to a material degree.  There can be no assurances the Company will be successful in continuously recruiting new personnel and in retaining existing personnel.  In general, the Company does not have long-term employment or non-competition agreements with its personnel, with the exception of senior executive management.  The loss of one or more key employees or the Company’s inability to attract additional qualified employees or retain other employees could have a material adverse effect on the continued growth of the Company.

Competitive Environments – The rubber recycling industry is a competitive industry composed of many small producers that are highly regionalized.  The Company faces these competitors on a daily basis with our customer contacts.  The Company, however, believes that a national/international rubber recycling operation will greatly enhance their ability to market to the larger international customers of the recycling industry.  There are no guarantees to this, but the Company is firmly committed to this approach.

Uneven Patterns of Quarterly Operating Results – As previously stated, the Company’s revenues and incomes are truly seasonal as presently existing in the PolyTek Rubber & Recycling, Inc. business.  The Company is working towards smoothing those cyclical trends.  Vertical diversification is the approach the Company has identified as one means to level out the revenues.  Long-term contracts with existing customers, contracts with non-asphalt rubber users and the Company as an end user of the recycled rubber products are all approaches being developed. The further development of the de-vulcanized products will also add to the revenue stream, but any seasonal aspect will be dependent on the product and customer mix

Future Acquisitions – As part of its business strategy, the Company has started to make and expects to continue to make acquisitions, or significant investments in, businesses that offer complementary products, services and technologies.  Any acquisition of a business is accompanied by certain risks. Those risks can include disruption of the Company’s ongoing business, distraction of management from the Company’s business, overpaying for the company or assets acquired and difficulty of melding the operations and personnel of the acquired business into the Company.  Other risks are maintenance of standards, controls and policies and procedures and possible alienation of customers with the integration of new management personnel.  Stock, rights to purchase stock, cash or any combination thereof could be used in future acquisitions.  Existing shareholder’s stock positions and earnings per share could be diluted as a result of future acquisitions.

New Business Areas – The Company has done extensive research in the area of activated modified rubber (AMR).  To date, the Company has only prepared and tested small amounts of the product in the Dayton, Ohio pilot plant.  Although the tests were all promising and presentation about the product have been made, no full production orders have been received. The products available using these products as a base and the customers that can be obtained are all unknowns at this time. We do know the products that are most likely and the industries that will be marketed to. However, there are no assurances the Company will generate adequate revenues to sustain this operation even though tests may tell us otherwise. The Company will also need to obtain funding for the increased activity in this area.

Enforcement of the Company’s Intellectual Property Rights – The Company relies on a combination of trademark, trade secrets, confidentiality procedures and contractual procedures to protect its intellectual property rights.  It may still be possible for unauthorized third parties to copy certain portions of the Company’s products or to reverse engineer or obtain and use technology or other information the Company considers proprietary.  There are also no guarantees that the intellectual property rights would survive legal challenge as to their validity.  As the Company moves into international markets, it must be understood that certain countries do not offer the same level of protection to the proprietary rights as do the laws of the United States.  Therefore, there are no assurances the Company can protect its proprietary technology against unauthorized third parties copying or use.  This could adversely affect the Company’s competitive position.

Possible Volatility of Stock Price – The market price of the Company’s common stock experiences fluctuations and will continue to fluctuate.  The market price can be significantly affected by factors such as new product announcement, acquisition disclosures, quarterly variations in the Company’s or its competitors results of operations, price changes of the Company’s products, signing of long-term contracts, changes in growth rates of the Company and general market conditions.

#

Item 7.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

Page

Independent Auditor’s Report

F-2

Consolidated Balance Sheet - December 31, 2001

F-3

Consolidated Statements of Operations and

Comprehensive Loss - December 31, 2001 and 2000

F-4

Consolidated Statements of Shareholders’ Equity (Deficit) - For The

Period From January 1, 2000 Through December 31, 2001

F-5

Consolidated Statements of Cash Flows - Years Ended

December 31, 2001 and 2000

F-6

Notes to Consolidated Financial Statements

F-7

INDEPENDENT AUDITOR'S REPORT

Board of Directors

Landstar, Inc.

Scottsdale, Arizona

We have audited the accompanying consolidated balance sheet of Landstar, Inc. as of December 31, 2001, and the related statements of operations and comprehensive loss, shareholders' equity (deficit) and cash flows for the years ended December 31, 2001 and 2000.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Landstar, Inc., as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1, the Company has incurred significant losses since inception and will require additional amounts of funding to fully implement its business plan.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hein + Associates LLP

Dallas, Texas

February 22, 2002

LANDSTAR, INC.

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2001

ASSETS

CURRENT ASSETS:
Cash	$ 1,608
Accounts receivable	15,921
Prepaid expenses and deposits	129,667
Total current assets	147,196

PLANT AND EQUIPMENT, net:
Plant and laboratory equipment	969,522
Office equipment	73,216
Less accumulated depreciation	(187,830)
854,908

OTHER ASSETS:
Deposit on future acquisition	1,000,000

INTANGIBLE ASSET – technology rights, net of accumulated amortization of $299,598	585,406

Total assets	$ 2,587,510

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Note payable to individual	225,807
Accounts payable and accrued expenses	1,017,783
Advances from shareholder	2,986,329
Advances from related parties	59,537
Total current liabilities	4,289,456

CONTINGENCIES AND COMMITMENTS (Note 2)

SHAREHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.01 par value, 150,000,000 shares authorized;
no shares issued	-
Common stock, $.001 par value, 500,000,000 shares authorized; 58,505,284 shares issued and outstanding	58,505
Additional paid-in capital	7,939,031
Common stock subscriptions, 600,000 shares	150,000
Accumulated deficit	(9,872,790)
Accumulated other comprehensive income	23,308
Total shareholders’ equity (deficit)	(1,701,946)

Total liabilities and shareholders’ equity (deficit)	$ 2,587,510

See accompanying notes to these consolidated financial statements.

LANDSTAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	YEAR ENDED DECEMBER 31,
	2001	2000

REVENUE – Management fees	$1,320,000	$ -

EXPENSES:
Research and development	84,201	247,309
General and administrative	5,062,974	1,911,521
Depreciation and amortization	184,506	188,198
Write off of leasehold improvements	-	66,424
Interest, net	2,715	20,944
Total expenses	5,334,396	2,434,396

NET LOSS	(4,014,396)	(2,434,396)

TRANSLATION ADJUSTMENT	23,308	-

COMPREHENSIVE LOSS	(3,991,088)	(2,434,396)

NET LOSS PER SHARE (basic and diluted)	$ (.09)	$ (.06)

WEIGHTED AVERAGE SHARES OUTSTANDING	46,355,226	41,324,457

See accompanying notes to these consolidated financial statements.

LANDSTAR, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

For The Period January 1, 2000 Through December 31, 2001

Additional

Paid-In

Accumulated

Capital And

Other

       Common Stock

Common Stock

Accumulated

Comprehensive

Shares

Amount

Subscriptions

Deficit

Income

Total

BALANCES, January 1, 2000	37,296,124	$37,296	$4,298,900	$(3,423,998)	-	912,198

Shares issued to subscribers	200,000	200	(200)		-	-
Shares issued for cash	5,591,400	5,591	1,392,259	-	-	1,397,850
Shares issued in settling accounts payable	540,000	540	134,460	-	-	135,000
Shares issued for services	920,000	920	204,080	-	-	205,000
Common stock subscriptions received	-	-	117,000	-	-	117,000
Net loss for year	-	-	-	(2,434,396)	-	(2,434,396)

BALANCES, December 31, 2000	44,547,524	44,547	6,146,499	(5,858,394)	-	332,652

Shares issued to subscribers	1,153,900	1,154	(1,154)	-	-	-
Shares issued for cash	814,400	814	202,786	-	-	203,600
Shares issued in settlement of wages	700,000	700	174,300	-	-	175,000
Shares issued with financing agreement	300,000	300	44,700	-	-	45,000
Shares issued per employment agreements	850,000	850	126,650	-	-	127,500
Shares issued as deposits for acquisitions	10,200,000	10,200	1,039,800	-	-	1,050,000
Cancellation of certificate	(60,000)	(60)	-	-	-	(60)
Warrants issued with financing agreement	-	-	33,725	-	-	33,725
Common stock subscriptions received	-	-	321,725	-	-	321,725
Net loss for year	-	-	-	(4,014,396)	-	(4,014,396)
Translation adjustment	-	-	-	-	23,308	23,308

BALANCES, December 31, 2001	58,505,824	$58,505	$8,089,031	$(9,872,790)	$23,308	$(1,701,946)

See accompanying notes to these consolidated financial statements.

LANDSTAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2001 and 2000

	YEAR ENDED DECEMBER 31,
	2001	2000
OPERATING ACTIVITIES:
Net loss	$(4,014,396)	$(2,434,396)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	184,506	188,198
Shares issued for services and for acquisition	256,225	205,000
Write-off of business acquired for note payable	263,307	-
Write off of leasehold improvements	-	66,424
Other	4,810	-
Changes in operating assets and liabilities:
Current assets	(129,275)	17,675
Accounts payable and accrued expenses	350,367	662,117
Net cash used in operating activities	(3,084,456)	(1,294,982)

INVESTING ACTIVITIES:
Additions to plant and equipment	(226,219)	(203,488)
Net cash used in investing activities	(226,219)	(203,488)

FINANCING ACTIVITIES:
Repayment of note payable	(37,500)	-
(Payments to) advances from related parties	(191,413)	3,120
Advances from shareholder, net of payments
applied to managed company	2,986,329
Proceeds from issuance of common stock and subscriptions	525,325	1,514,850
Net cash provided by financing activities	3,282,741	1,517,970

NET (DECREASE) INCREASE IN CASH	(27,934)	19,500

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	29,542	10,042

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 1,608	$ 29,542

SUPPLEMENTAL INFORMATION – cash paid during the period for interest	$ 2,809	$ 20,944

NON-CASH TRANSACTIONS -
Shares issued to retire liabilities	$ 175,000	$ 135,000
Shares issued as deposit for acquisition	$ 1,000,000	$ -

See accompanying notes to these consolidated financial statements.

LANDSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Presentation

Landstar, Inc. (“Landstar”) was incorporated on May 4, 1998 as a Nevada corporation. Landstar was basically inactive until it acquired approximately 98.5% of the common stock of Rebound Rubber Corporation (“RRC”) on March 31, 1999. RRC is involved in the development of certain technology rights for the recycling of rubber. RRC (now wholly owned), Landstar and a wholly owned subsidiary, Landstar (Ohio) L.L.C., are referred to collectively as “the Company”. In January 2001, the Company began to manage the operations of PolyTek Rubber & Recycling, Inc. (PolyTek), a rubber recycling company with several locations. The Company acquired PolyTek in February 2002, as described in Footnote 6.

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Foreign Currency Translation

Gains and losses from the effects of exchange rate fluctuations on transactions denominated in foreign currencies are included in results of operations.  Assets and liabilities of the Company’s Canadian operations are translated into U.S. dollars at period-end exchange rates, and their revenues and expenses are translated at average exchange rates for the period.  Translation adjustments are accumulated in a separate component of shareholders’ equity until a foreign operation is sold or substantially liquidated.

Loss per Common Share

Basic loss per common share is based upon the weighted average number of common shares outstanding.  Diluted loss per share also considers common stock equivalents in the determination of weighted average shares, unless the common stock equivalents would be anti-dilutive.

Plant and Equipment

Plant and equipment is recorded at cost, less accumulated depreciation.  Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, generally three to ten years.

Cash Equivalents

For purposes of reporting cash flows, the Company considers all highly liquid investments, which mature in three months or less when purchased, to be cash equivalents.

Income Taxes

The Company accounts for deferred income taxes on the liability method, whereby deferred income taxes are provided for temporary differences between financial statements and income tax reporting amounts.  The Company files a Canadian tax return for RRC and U.S. tax returns for Landstar and Landstar (Ohio) L.L.C. Deferred tax assets include recognition of operating losses that are available to offset future taxable income and tax credits that are available to offset future income taxes. Valuation allowances are recognized to limit recognition of deferred tax assets where appropriate. Such allowances may be reversed when circumstances provide evidence that the deferred tax assets will more likely than not be realized.

Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable, advances from shareholder and advances from related parties approximate fair value because of the short maturity of those instruments.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes.  Actual results could differ from those estimates.  Significant estimates are required in the evaluation for impairment of the intangible assets and carrying value of the deposit on future acquisition and on the selection of useful lives for amortization of intangible assets.  It is at least reasonably possible these estimates could be revised in the near term and the revisions could be material.

Comprehensive Income (Loss)

Comprehensive income is defined as all changes in shareholders’ equity, exclusive of transactions with owners, such as capital investments.  Comprehensive income or loss includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries, and certain changes in minimum pension liabilities.  The Company’s comprehensive loss was $23,308 less than its net loss for the year ended December 31, 2001.

Long-Lived Assets

In the event that facts and circumstances indicate that the cost of long-lived assets may be impaired, an evaluation of recoverability would be performed.  If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value is required.

Technology Rights

The acquisition costs of the Company’s technology rights for the recycling of rubber have been capitalized and are being amortized over ten years.

Continuation as a Going Concern

The accompanying financial statements and related footnotes have been prepared assuming the Company will continue as a going concern.  The Company has incurred significant losses since inception and will require additional funding to fully implement its business plan.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to continue as a going concern and carry out its business plan is dependent on the Company raising capital and achieving projections of sales and earnings reflected in the business plan.  The Company intends to raise capital through debt and equity financing, but there is no assurance that the Company will be successful in raising additional capital by these means.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”), and No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).  SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method.  For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized.  SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition.  The most significant changes made by SFAS 142 are:  1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years.  The Company believes that the adoption of these statements may have a material effect on its financial position and results of operations, beginning in 2002.

In June 2001, the FASB also approved for issuance Statements of Financial Accounting Standards No. SFAS 143 (“SFAS 143”), Asset Retirement Obligations.  SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including 1) the timing of the liability recognition, 2) initial measurement of the liability, 3) allocation of asset retirement cost to expense, 4) subsequent measurement of the liability and 5) financial statement disclosures.  SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method.  The Company will adopt the statement effective no later than January 1, 2003, as required.  The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle.  At this time, the Company does not believe that the adoption of this statement will have a material effect on its financial position, results of operations, or cash flows.

In October 2001, the FASB also approved Statements of Financial Accounting Standards No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets.  SFAS 144 replaces SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.  The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business.  SFAS 143 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations.  Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred.  SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction.  The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively.  At this time, the Company does not believe the adoption will have a material effect on its financial position, results of operations, or cash flows.

2.

CONTINGENCIES AND COMMITMENTS

The Company leases office space from an entity affiliated with an officer and director of the Company for $4,727 per month.  The term of the lease is through December 2004.  The Company also leases warehouse space for its plant facility on a month-to-month basis.  Rental expense was $194,575 and $114,020, respectively for the years ended December 31, 2001 and 2000.

Future minimum lease payments as of December 31, 2001 were as follows:

Year ending December 31,
2002	$58,077
2003	58,077
2004	58,077
2005	1,354
2006	226
$175,811

The Company has one lawsuit, which was filed against it as well as PolyTek for $723,962. The Company and PolyTek have counter claims and credits in this case as well as the allegations of inflated billing and possible collusion. The Company will defend this case vigorously.

PolyTek has filed a lawsuit against a company that was paid $314,627 for insurance coverage. The premiums were paid to the defendant but coverage was never bound. PolyTek has asked for the return of the premiums and feels it has a reasonable chance for recovery.

The Company has other debtor/creditor lawsuits ongoing in the normal course of business. A number of these are likely to be settled or resolved as judgments against the Company, but the accumulation of which are not expected to have a material adverse effect on the day-to-day operations of the Company.

Effective January 1, 2001, the Company entered into employment agreements with four executive officers and on November 1, 2001 with one executive officer, which require aggregate initial annual base salaries of $672,000. Each agreement requires severance of two years salary in the event of termination without cause, and 2.99 times annual compensation (as defined in the agreement) in the event of a change in control of the Company.

F-9

3.

   INCOME TAXES

The components of the Company's deferred tax accounts at December 31, 2001 are as follows:

Deferred tax asset – net operating loss carryforwards	$ 3,600,000
Deferred tax liability – development costs capitalized for tax and expensed for book	(140,000)
Deferred tax asset valuation allowance	(3,460,000)
Net deferred tax asset	$ -

At December 31, 2001, the Company had net operating loss carryovers of approximately $7,300,000 for United States tax purposes and approximately $2,150,000 for Canadian tax purposes.  If not utilized, the United States net operating loss will expire in 2018 through 2021; and the Canadian tax loss will expire in 2005 through 2007.  The Company’s United States net operating loss may be subject to certain annual and aggregate limitations.

4.

  RELATED PARTY TRANSACTIONS

The Company has received funding from Kentucky Financial, Inc. (“KFI”) since inception.  KFI is a major shareholder of the Company and one of KFI’s principals is an officer and director of the Company. There was no balance due KFI as of December 31, 2001.

At December 31, 2001, the Company had advances of $43,216 due to an entity affiliated with a former officer and director of the Company and $25,000 to another director. The Company was owed $8,679 for advances to a shareholder of the Company. The Company also has advances of $2,986,329 due another shareholder at December 31, 2001. Of this amount, $2,000,000 will be converted to 2,000,000 preferred shares of the Company in the second quarter of 2002 under a previous agreement. All of the advances are non-interest bearing and do not have specified repayment periods.

The Company incurred approximately $250,000 of costs with an engineering firm owned by a relative of an officer and director for project management and engineering services during 2000. The balance due the firm at December 31, 2001 is $99,301, which is included in accounts payable and accrued expenses in the accompanying balance sheet.

5.

STOCKHOLDERS’ EQUITY

Preferred Stock – the Company has 150,000,000 shares of preferred stock authorized, which may be issued with rights and preferences as determined by the Board of Directors.

Common Stock Warrants - In connection with a sale of stock in December 1999, the Company granted the investors warrants to purchase a total of 1,440,024 shares of common stock at $2.00 per share anytime through December 2000.  All of these warrants expired during 2000 without being exercised.  In connection with stock sales in 2000, the Company granted warrants to investors to purchase a total of 5,491,400 shares of common stock at $2.00 per share, within one year of issue. All of these warrants expired during 2001 without being exercised. In connection with stock sales in 2001, the Company granted warrants to investors to purchase a total of 2,091,300 shares of common stock at $2.00 per share, within one year of issue and 500,000 shares of common stock at $.15 per share, within five years of issue. Subsequent to December 31, 2001, 976,900 of the $2.00 warrants have expired, 700,000 will expire, if unexercised, on April 11, 2002 and the remaining 414,400 will expire, if unexercised, on May 2, 2002.

F-10

6.

ACQUISITION OF POLYTEK AND FOURTH QUARTER ADJUSTMENT

After December 31, 2001, the Company agreed to acquire all the capital shares of PolyTek Rubber & Recycling, Inc. (PolyTek), a company engaged in rubber recycling, as of February 28, 2002. In December 2001, the Company issued 10,000,000 shares of common stock to the owner of PolyTek as a deposit against the acquisition. The shares were recorded at the estimated market price of $.10 per share. In addition, the Company agreed to issue 15,000,000 shares of preferred stock to acquire PolyTek, including the 2,000,000 shares described in Note 4. The preferred shares will be Class C Acquisition Preferred Shares (CCAP Shares). The CCAP Shares will be convertible to common shares on a one for one basis for a three-year period. The CCAP Shares are non-voting. The CCAP Shares will rank senior to the common shares and will have priority as to distribution of assets upon voluntary or involuntary liquidation or dissolution. The CCAP Shares entitles the holder to one vote per share for the voting of the potential sale or transfer of all or substantially all of the assets of the three crumb rubber facilities. A majority vote of the CCAP Shares, voting as a separate class, is required prior to said sale or transfer. Since January 8, 2001, the Company has managed PolyTek for the former owner under a management agreement and earned $1,320,000 in management fees. During 2001, the Company consolidated the results of PolyTek with the Company and reported such on filed 10-QSB’s with the Securities and Exchange Commission. Those reports are being amended at this time to remove operating results of PolyTek. The effect of this change is significant.

7.

NOTE PAYABLE

The Company issued a note dated January 7, 2001 in the principal amount of $250,000. The note was for the acquisition of Rubber Recovery, Ltd. The note bears interest at the annual simple interest rate of 8%. The note is payable in ten monthly principal payments of $25,000 each, with interest. This unpaid principal and interest was converted to 450,000 shares of the Company’s common stock on February 7, 2002.

8.

SUBSEQUENT EVENTS

In February 2002, the Company converted the note payable (described in footnote 7) with a December 31, 2001 balance of $225,807 into 450,000 shares of the Company’s common stock.

The Company agreed to issue shares of preferred stock in exchange for $2,000,000 of the “Advances from Shareholder” balance in the second quarter of 2002.

F-11

Item 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

Item 9.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions of all directors and executive officers of the Company as of March 31, 2002 are listed below, followed by a brief account of their business experience during the past five years.  The Company’s Board of Directors currently consists of six directors, three of whom are employees of the Company.  Each director serves a term of one year until the next annual meeting of shareholders and until the election and qualification of his successor, or his death, resignation or removal.  The executive officers of the Company are appointed by the Board of Directors and serve until the appointment and qualification of their successors and until their death, resignation or removal.  There are no family relationships between any of the directors and executive officers.  There are no voting agreements or other agreements by which any director is to be elected as a director.  There are no arrangements or understandings between any director or executive officer and any other person pursuant to which any person was selected as director or executive officer.  The directors of the Company are as follows:

Directors

Name	Age	Position
D. Elroy Fimrite	52	President, Chief Executive Officer and Chairman of the Board

Philip Pimlott	53	Executive Vice President, Administration and Director

Dr. Ian Hadfield	57	Director

Scott B. Randolph	48	Director

Daniel N. McVicker	41	Executive Vice President & General Counsel, Director and Secretary

Carl Buccellato	59	Director

D. Elroy Fimrite has served as President, Chief Executive Officer and Chairman of the Board since January 29, 1999. Mr. Fimrite is a professional accountant with a business degree with over 27 years of diverse business experience including auditing, controller, treasury, commercial real estate development and general management.  Since January 1996, Mr. Fimrite has served as President and Director of Kentucky Financial, Inc., a private company that has provided management and financial services to the Company (see “Certain Relationships and Related Transactions”). He is President and Director of Rebound Rubber Corp. and served as an officer and Director of United Trans-Western, Inc., a Delaware public company, from May 1997 to June 1999.

Philip Pimlott was appointed to the Board of Directors in November 1999.  From August 1989 to November 1999, Mr. Pimlott served as a partner and a co-owner of Syscom Consulting Inc., a company located in Victoria, British Columbia providing computer systems support.  He has been active in that business for the past ten years and has broad management experience. In November 2001, Mr. Pimlott was promoted to Executive Vice President of Administration.

Dr. Ian Hadfield was appointed to the Board of Directors of the Company in November 1999.  Dr. Hadfield has practiced periodontal dentistry since September 1970 in Victoria, British Columbia.  He is currently President of Dr. K Ian Hadfield, Inc., which is the professional corporation in which the dental practice is operated.

Scott B. Randolph was appointed to the Board of Directors of the Company in November 1999.  Mr. Randolph also currently serves as Vice-President of Consulting Services for Oil and Gas Consultants, Inc. in Tulsa, Oklahoma and has been in that position since November 1994.  Mr. Randolph has served as a director of United Trans-Western, Inc., a Delaware public company, since May 1997.

Daniel N. McVicker, Jr. was appointed to the Board of Directors of the Company in October 2000.  He also serves the Company as an executive officer in the capacity of Executive Vice President & General Counsel.  Prior to joining the Company, Mr. McVicker was President and Chief Operating Officer of Rubber Recovery, Inc., a tire recycling concern.  Prior to that, he was the Law Department Manager with Bridgestone/Firestone, Inc., the principal subsidiary of Bridgestone Corporation, the world’s largest tire and rubber company.

Carl Buccellato joined the Board of Directors of the Company in October 2000.  Mr. Buccellato was co-founder, Chief Executive Officer and President of Homeowners Association of America and Chief Executive Officer, President and Chairman of the Board of Homeowners Group, Inc. (Homeowners), a public corporation. These companies developed the largest member organization in the real estate industry with 27,000 participating firms and 247,000 real estate agents. This group participated in one of every four home resale transactions in the United States. Mr. Buccellato serves on a number of corporate Board of Directors and also the Board of Trustees of St. Thomas University.

EXECUTIVE OFFICERS

In addition to Messrs. Fimrite, Pimlott and McVicker, the Company’s other executive officer is Michael F. Jones, Vice President and Chief Financial Officer. Mr. Jones joined the Company on January 1, 2001. Prior to that, Mr. Jones was the Vice President of Finance, Planning and Control for Bayer Clothing Group, Inc., the largest privately held manufacturer of men’s tailored clothing in the United States.  He initially served as the Vice President of Strategic Planning for Bayer.  Prior to Bayer, he served in senior accounting and strategic planning roles with Homeowners Group, Inc., a public company serving the real estate industry.

INFORMATION REGARDING THE BOARD OF DIRECTORS

During 2001, the Company's Board of Directors met or took action by written consent three times and convened two formal meetings.  The non-formal meetings were conducted by telephone and fax and documented by consent resolutions signed by all directors as physical distance restricted attendance at formal meetings for all directors.   All directors in office at the time of the meetings attended all meetings.  The Company does not currently have an audit committee or a compensation committee, although it intends to establish them during the 2002 fiscal year.

COMPENSATION OF DIRECTORS

During 2001, Company directors were not compensated for their service on the Company's Board of Directors.  Expenses to attend meetings were reimbursed to the directors. The current arrangements with non-employee members are they receive 50,000 shares of stock for each year they serve on the Board of Directors. At this time all common stock due the outside directors has been issued.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and officers and any persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company.  Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all forms they file pursuant to Section 16(a).  To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the year ended December 31, 2001, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with. At this time all required forms have been filed to the Company’s knowledge.

#

Item 10.

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table provides certain summary information concerning compensation paid by the Company to the Company's Chief Executive Officer and each of the four other most highly compensated executive officers of the Company (hereinafter referred to as the “Named Executive Officers”) for the fiscal years ended December 31, 2001, 2000 and 1999.

		Annual	Annual	Annual	All
Name and Principal Position	Year	Compensation Salary	Compensation Bonus	Compensation Other	Other Compensation

D. Elroy Fimrite	2001	144,000	-	-	-
Chief Executive	2000	-	-	-	-
Officer	1999	90,000	-	-	-

Daniel N. McVicker	2001	126,500	-	-	22,800(1)
Executive Vice President and General Counsel	2000	27,500	-	-	-

Philip Pimlott	2001	126,500	-	-	-
Executive Vice	2000	96,000	-	-	-
President

Michael C. Elles	2001	126,500	-	-	23,173(2)
Executive Vice President	2000	24,000	-	-	-

Michael F. Jones	2001	126,500	-	-	19,000(3)
Vice President

(1) $15,000 represents the market value of a grant of 100,000 shares of common stock per Mr. McVicker’s employment agreement. $7,800 is an auto allowance per his employment agreement.

(2) $15,000 represents the market value of a grant of 100,000 shares of common stock per Mr. Elles’ employment agreement. $8,173 is for the payment of relocation expenses.

(3) $15,000 represents the market value of a grant of 100,000 shares of common stock and $4,000 for an auto allowance per Mr. Jones’ employment agreement.

STOCK OPTIONS

The Company does not presently have any type of stock option plans in place.  Therefore no options have been issued at this time.

EMPLOYMENT AGREEMENTS

Effective January 1, 2001, the Company entered into separate five-year employment agreements with Michael C. Elles, Michael F. Jones, Daniel N. McVicker, D. Elroy Fimrite and Philip Pimlott to serve as officers of the Company. Mr. Fimrite is President and Chief Executive officer, Messrs. Elles, McVicker and Pimlott are Executive Vice Presidents and Mr. Jones is a Vice President. The terms of the agreement are the basically the same for each officer, except Mr. Fimrite’s salary is different. Mr. Fimrite’s initial base salary was set at $144,000 per year and the other four officer’s salaries were initially established at $132,000 per annum.  All salaries are subject to annual reviews and increases.  All officers with the exclusion of Mr. Fimrite received a grant of 100,000 shares of the Company’s common stock upon signing their employment agreements.  This stock is restricted pursuant to Rule 144.  All five officers are entitled to participate in bonus plans and any senior management stock option plan approved by the Board of Directors.

The agreements call for a “Severance Period” of 24 months if the officer’s employment is terminated without cause. The base salary will be paid for that period if employment is terminated. 12 months of this severance pay is associated with restrictions on the officer relating to working for competitors, not soliciting Company employees or not divulging information about the Company or employees.

If the officer’s employment with the Company is terminated due to a “Change in Control” of the Company (as defined in the agreement), the officers are entitled to 2.99 times their “Current Annual Compensation”. This is defined as the total of their Base Salary in effect at the date of termination, plus the highest annual performance bonus actually received by them over the last three fiscal year periods, plus the value of stock options granted or exercised, contributions to 401(k) or other qualified plans and all other medical, dental and other fringe benefits. An example of the employment agreement is attached as Exhibit 10.3.

Item 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 31, 2002, the name and the number of shares of Company common stock, $.001 par value per share, held of record or beneficially by the following persons: (1) each director of the Company; (2) the Company’s Chief Executive Officer; (3) executive officers of the Company; (4) all directors and executive officers of the Company as a group; and (5) each person who is known by the Company to beneficially own more than 5% of the common stock. Unless otherwise noted, the address of each person is c/o LandStar, Inc., 15825 N. 71st Street, Suite 205, Scottsdale, AZ 85254.

Shares of Common Stock Beneficially Owned (1)

Beneficial Owner	No. of Shares	Percent of Total (2)

D. Elroy Fimrite (3)……………………..	15,920,100	25.0%

Dr. Ian Hadfield…………………………	948,000	1.5

Philip Pimlott (4)………………………..	1,286,000	2.0

Scott B. Randolph……………………….	200,000	*

Daniel N. McVicker……………………..	751,000	1.2

Carl Buccellato…………………………..	200,000	*

United Trans-Western Inc. (5)…………..	8,500,000	13.4

Kentucky Financial Inc. (6)……………..	5,600,100	8.8

Michael C. Elles…………………………	601,000	*

Michael F. Jones…………………………	601,000	*

All executive officers and directors as a group (eight persons) (7)	20,507,100	32.3%

#

* Less than 1%

 (1)  This table is based on information supplied by executive officers, directors and shareholders.  Subject to applicable community property laws, each shareholder named in the table has sole voting and investment power with respect to the shares set forth opposite such shareholder's name.

(2)  Based on 63,570,824 shares of common stock issued and outstanding as of March 31, 2002.

(3)  Includes 5,600,100 shares of common stock held of record by Kentucky Financial, Inc., a company owned by members of Mr. Fimrite's family and for which Mr. Fimrite served as an officer and director; Mr. Fimrite disclaims beneficial ownership over all of such shares except to the extent of his pecuniary interest therein.  The amount beneficially owned by Mr. Fimrite includes 8,500,000 shares held by United Trans-Western, Inc., a public company for which Mr. Fimrite formerly served as an officer and director.  Mr. Fimrite disclaims beneficial ownership over all of such shares except to the extent of his pecuniary interest therein.

(4)  Includes 35,000 shares of common stock held of record by Five Star Systems, Ltd., a company for which Mr. Pimlott serves as an officer, director and shareholder; Mr. Pimlott disclaims beneficial ownership over all of such shares except to the extent of his pecuniary interest therein.

(5)  The shares beneficially owned by United Trans-Western, Inc. were issued in connection with the acquisition by LandStar of United Trans-Western's joint venture rights to the rubber de-vulcanization technology in March 1999.

(6)  Mr. Fimrite served as president and director of Kentucky Financial Inc.  See "Certain Relationships and Related Transactions."

(7)  Consists of Messrs. Fimrite, Hadfield, Pimlott, McVicker, Buccellato, Randolph, Elles and Jones.  See "Directors and Executive Officers."

Item 12.

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

On December 28, 1998, the Company entered into a purchase agreement with United Trans-Western, Inc. to acquire certain joint venture rights held by United Trans-Western, Inc. under a joint venture agreement between it and Rebound Rubber Corp. relating to rubber recycling technology.  On March 31, 1999, effective upon the share exchange with Rebound Rubber, the Company closed on the transaction with United Trans-Western, Inc. and issued 8,500,000 shares of common stock (valued at $.25 per share) and paid $100,000 cash.  United Trans-Western, Inc. further agreed that all shares would be subject to transfer restrictions pursuant to a two-year voluntary pooling agreement (in addition to any restrictions imposed by law).  That pooling agreement has since expired. Mr. Fimrite, the Company's Chief Executive Officer, is a former officer and director of United Trans-Western, Inc.

On December 28, 1998, in connection with the share exchange agreement, the shareholders of Rebound Rubber Corp. who received shares of Company common stock also entered into a voluntary pooling agreement.  Under the voluntary pooling agreement, each shareholder agreed to certain restrictions on the transfer of their shares (in addition to any transfer restrictions imposed on them by applicable law) for a period of 18 months following March 31, 1999, the date on which the share exchange became effective. That pooling agreement has since expired. Under the voluntary pooling agreement, each shareholder's shares were to be released from the transfer restrictions at the following rate:  10% released six months after the closing on March 31, 1999; an additional 15% to be released nine months after the closing on March 31, 1999; an additional 20% to be released 12 months after the closing on March 31, 1999; an additional 25% to be released 15 months after the closing on March 31, 1999; and the remainder to be released 18 months after the closing on March 31, 1999.  In addition, certain affiliates of Rebound Rubber Corp. and United Trans-Western Inc. orally agreed to be bound by a further voluntary pooling agreement, pursuant to which each holder agreed to additional transfer restrictions on their shares for a period of two years through March 31, 2001. Those restrictions have since expired also.

The Company, and its predecessor-in-interest Rebound Rubber Corp., has previously received funding from Kentucky Financial, Inc., a corporation owned by members of Mr. Fimrite's family and for which Mr. Fimrite served as an officer and director.  On September 15, 1998, Kentucky Financial, Inc. entered into a standby financing agreement with Rebound Rubber Corp. pursuant to which Kentucky Financial, Inc. provided interim financing to Rebound Rubber Corp. in the amount of $300,000, evidenced by a convertible debenture.  In consideration for the financing, Rebound Rubber Corp. paid to Kentucky Financial, Inc. a fee of $15,000, representing five percent of the financing amount.  The convertible debenture had a term of one year and was convertible into units (each unit consisting of one share of common stock and one stock purchase warrant to purchase an additional share of common stock) at the following rates:  if converted prior to September 30, 1999, a conversion rate of $.10 per share for a maximum of 3,000,000 shares plus 3,000,000 warrants with an exercise price of $.10 per share; if converted after September 20, 1999 and prior to September 30, 2001, a conversion rate of $.20 per share for a maximum of 1,500,000 shares plus 1,500,000 warrants with an exercise price of $.20 per share; and if converted after September 20, 2001 and prior to September 30, 2003, a conversion rate of $.30 per share for a maximum of 1,000,000 shares plus 1,000,000 warrants with an exercise price of $.30 per share.  As a result of the share exchange with Rebound Rubber Corp. in March 1999, the Company assumed Rebound Rubber Corp.'s obligations under the convertible debenture.  Subsequently, in September 1999 the holders of the convertible debentures converted the outstanding principal into 3,000,000 shares of Company common stock at a conversion rate of $.10 per share and exercised in full their stock purchase warrants for an additional 3,000,000 shares of Company common stock at an exercise price of $.10 per share.

The Company leases approximately 3,300 square feet of office space in the LandStar building, Victoria, British Columbia, Canada where offices are located. The lease agreement is with Carey Holdings Ltd., a company in which Mr. D. Elroy Fimrite, president and director of LandStar, has a financial interest. The lease agreement, effective January 1, 2000 is for a term of five years through December 31, 2004, at a monthly lease rate of $4,163 plus applicable additional rent for common costs.  The building is a multi-tenant facility and the rental rate is equivalent to rental rates paid by other tenants within the facility for comparable space.  The Company believes that the terms of its office lease are at least as favorable as those the Company could obtain from an independent third party.

During 1998 and 1999, the Company was obligated under a management services agreement entered into by Rebound Rubber Corp. with Kentucky Financial Inc., a corporation owned by members of Mr. Fimrite's family and for which Mr. Fimrite served as president and director.  Under this agreement, Kentucky Financial provided management services to the Company and it's subsidiaries at a rate of $11,625 (CDN) per month (representing approximately $7,500 (US) per month or $90,000 (US) annually based on current exchange rates). The management services include supplying the Company with a full-time Chief Executive Officer, a position filled by Mr. Fimrite throughout the term of the agreement.  This agreement terminated on December 31, 1999.

On March 31, 1999, the Company closed on the transactions contemplated by the share exchange agreement with Rebound Rubber Corp., resulting in the issuance of 14,500,100 shares of Company common stock to substantially all of the former shareholders of Rebound Rubber Corp.  The issuance of 14,500,100 shares of Company common stock in the share exchange represented approximately 87% of the Company's issued and outstanding shares outstanding immediately following the transaction, resulting in a change in control of the Company.

PART IV

Item 13.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

The following consolidated financial statements of LandStar, Inc. are included in PART II, Item 8. of this Annual Report.

Independent Auditor’s Report

Consolidated Balance Sheet - December 31, 2001

Consolidated Statements of Operations and Comprehensive Loss - December 31, 2001 and 2000

Consolidated Statements of Shareholders’ Equity (Deficit) - For The Period From December 31, 1999 Through December 31, 2001

Consolidated Statements of Cash Flows - Years Ended December 31, 2001 and 2000

Notes to Consolidated Financial Statements

EXHIBITS

Exhibit Number

Description

Filing

2.1

Articles of Incorporation filed May 4, 1998

*

2.2

By-Laws

*

3.1

Specimen Common Stock Certificate

*

6.1

Lease Agreement between Carey Holdings Ltd.

*

and LandStar, Inc. dated January 1, 2000

6.2

Management Services Agreement between Rebound

*

Rubber Corp. and Kentucky Financial, Inc. dated

April 1, 1998, as amended January 4, 1999.

6.3

Management Services Agreement between Rebound

*

Rubber Corp. and Shina Investments, Ltd. Dated

April 1, 1998 as amended January 4, 1999.

6.4

Agreement on the Transfer of Technological

*

Achievements between Guangzhou Research

Institute for the Utilization of Reclaimed Resources

And Rebound Rubber Corp. dated March 12, 1997

as amended November 28, 1998.

6.5

Agreement on the Transfer of Technological

*

Achievement between Guangzhou Research Institute for

the Utilization of Reclaimed Resources and Rebound Rubber

Corp. dated March 12, 1997 as amended November 28, 1998.

6.6

Letter of Appointment between Guangzhou Research Institute

*

for the Utilization of Reclaimed Resources and Rebound Rubber

Corp. dated March 12, 1997.

6.7

Share Exchange Agreement between LandStar, Inc., Rebound

*

Rubber Corp., Manhattan Transfer & Registrar and the

shareholders named therein dated December 31, 1998.

6.8

Voluntary Pooling Agreement between Rebound Rubber Corp.,

*

Manhattan Transfer & Registrar and the shareholders named

therein dated December 31, 1998.

6.9

Purchase Agreement between LandStar, Inc. and United

*

Trans-Western, Inc. dated December 31, 1998

10.1

Employment Agreement between the Company and Michael C.

**

Elles

10.2

Employment Agreement between the Company and Michael F.

**

Jones

10.3

Employment Agreement between the Company and Michael F.

***

Jones, dated January 1, 2001. All officers named under

“Employment Agreements” have the same agreement.

*

Incorporated by reference to the 10-SB filed with the Commission on January 10, 2000. The exhibit Number is the same as that used in the 10-SB.

**

Form 10-K, Year Ended December 31, 2000.

***

Form 10-K, Year Ended December 31, 2001.

REPORTS ON FORM 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANDSTAR, INC.

Dated as of the 22nd day of April, 2002

/s/ D. Elroy Fimrite__________

D. Elroy Fimrite,

Chairman of the Board,

President and Chief Executive Officer

Dated as of the 22nd day of April, 2002

/s/ Michael F. Jones__________

Michael F. Jones,

Vice President and

Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this  Annual Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

MEMBERS OF THE BOARD OF DIRECTORS

Dated as of the 22nd day of April, 2002

/s/ D. Elroy Fimrite__________

D. Elroy Fimrite,

President, Chief Executive Officer

and Director

Dated as of the 22nd day of April, 2002

/s/ Philip Pimlott____________

Philip Pimlott,

Director and Executive Vice President

Dated as of the 22nd day of April, 2002

/s/ Ian Hadfield______________

Dr. Ian Hadfield,

Director

Dated as of the 22nd day of April, 2002

____________________________

Scott B. Randolph,

Director

Dated as of the 22nd day of April, 2002

/s/ Daniel N. McVicker________

Daniel N. McVicker, Jr.,

Executive Vice President and

General Counsel, Director and Secretary

Dated as of the 22nd day of April, 2002

/s/ Carl Buccellato___________

Carl Buccellato,

Director

FINANCIAL DATA SCHEDULE

The following schedule contains summary financial information as of December 31, 2001 that has been extracted from the audited financial statements of Landstar, Inc. (the "Company") and is qualified in its entirety by reference to such financial statements.  The Company's financial statements as of December 31, 2001 have been audited by Hein + Associates LLP, independent auditors.




<PERIOD TYPE>

YEAR

<FISCAL-YEAR-END>

Dec-31-2001

<PERIOD-START>

Jan-01-2001

<PERIOD-END>

Dec-31-2001

<CASH>

1,608

<SECURITIES>

0

<RECEIVABLES>

15,921

<ALLOWANCES>

0

<INVENTORY>

0

<PREPAID EXPENSES AND DEPOSITS>

129,667

<CURRENT-ASSETS>

147,196

<PP&E>

1,042,738

<DEPRECIATION>

187,830

<TOTAL-ASSETS>

2,587,510

<CURRENT-LIABILITIES>

4,289,456

<BONDS>

0

<PREFERRED-MANDATORY>

0

<PREFERRED>

0

<COMMON>

58,505

<OTHER-SE>

7,939,031

<TOTAL-LIABILITY-AND-EQUITY>

2,587,510

<SALES>

0

<TOTAL-REVENUES>

1,320,000

<CGS>

0

<TOTAL-COSTS>

0

<OTHER-EXPENSES>

5,334,396

<LOSS-PROVISION

0

<INTEREST-EXPENSE>

2,715

<INCOME-PRETAX>

(4,014,396)

<INCOME-TAX>

0

<INCOME-CONTINUING>

(4,014,396)

<DISCONTINUED>

0

<EXTRAORDINARY>

0

<CHANGES>

0

<NET-INCOME>

(4,014,396)

<EPS-PRIMARY>

(.09)

<EPS-DILUTED>

(.09)