Form 10QSB
period 2002-03-31
LANDSTAR INC
filed 2002-05-30
CIK 1068689

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002.

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months or for such shorter period that the registrant was required to file such reports, or (2) has been subject to such filing requirements for the past 90 days.

Yes [ x ]

No [   ]

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date.  63,570,824 shares of common, $.001 par value as of April 30, 2002.

#

LANDSTAR, INC.

FORM 10-QSB QUARTERLY REPORT

Table of Contents

Page No.

PART I.

FINANCIAL INFORMATION

Item 1.

Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets at

March 31, 2002 (unaudited) and December 31, 2001

3

Condensed Consolidated Statements of Operations and

Comprehensive Loss For the Three Months Ended

March 31, 2002 and 2001 (unaudited)

4

Condensed Consolidated Statements of

Cash Flows

For the Three Months Ended March 31, 2002

and 2001 (unaudited)

5

Notes to Condensed Consolidated Financial

Statements (unaudited)

6

Item 2.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

11

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings.

12

Item 2.

Changes in Securities.

12

Item 3.

Defaults Upon Senior Securities.

13

Item 4.

Submission of Matters to a Vote of Security Holders.

13

Item 5.

Other Information.

13

Item 6(a).

Exhibits.

13

Item 6(b).

Reports on Form 8-K.

13

Signatures.

13

#

LANDSTAR, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited) March 31, 2002	December 31, 2001
ASSETS

Current Assets:
Cash and cash equivalents	$80,452	$1,608
Accounts receivable, net of allowances of $318,932 at March 31, 2002	1,264,052	15,921
Receivable from related parties	2,583	-
Inventories	2,282,280	-
Prepaid and other assets	385,644	129,667

Total current assets	4,015,011	147,196

Property and equipment, net of accumulated depreciation	12,642,721	854,908

Other Assets:
Deposit on future acquisition	-	1,000,000
Excess of cost over fair market value of net assets acquired	10,654,846	-
Technology rights, net of accumulated amortization of $321,723 and
$299,598 at March 31, 2002 and December 31, 2001, respectively	563,281	585,406

Total other assets	11,218,127	1,585,406

Total assets	$27,875,859	$2,587,510

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Note payable to individual	$ -	$ 225,807
Accounts payable and accrued expenses	6,973,383	1,017,783
Short-term line of credit	538,669	-
Current maturities of long-term debt	6,322,204	-
Advances from shareholder	2,002,772	2,986,329
Advances from related parties	43,215	59,537

Total current liabilities	15,880,243	4,289,456

Long-term debt, less current maturities	12,490,143	-

Total liabilities	28,370,386	4,289,456

Commitments and contingencies

Shareholders’ Deficit:
Preferred stock, $.01 par value; authorized 150,000,000 shares;
15,000,000 shares to be issued	150,000	-
Common stock, $.001 par value; authorized, 500,000,000
shares; issued 63,570,824 and 58,505,284
at March 31, 2002 and December 31, 2001, respectively	63,570	58,505
Treasury stock, 101,000 shares as of March 31, 2002	(15,000)	-
Additional paid-in capital	10,474,466	7,939,031
Common stock subscriptions (600,000 shares at December 31, 2001)	-	150,000
Accumulated deficit	(11,191,439)	(9,872,790)
Accumulated other comprehensive income	23,876	23,308

Total shareholders’ deficit	(494,527)	(1,701,946)

Total liabilities and shareholders’ deficit	$27,875,859	$2,587,510

See notes to condensed consolidated financial statements

#

LANDSTAR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

Three months ended March 31,

	2002	2001

Sales	$607,274	$ -
Management fees	220,000	330,000

Total revenue	827,274	330,000

Cost of goods sold	493,304	-

Gross profit	333,970	330,000

Operating expenses:
Research and development	72,977	71,521
Selling	26,618	-
General and administrative	1,454,330	1,247,807

Total operating expenses	1,553,925	1,319,328

Operating loss	(1,219,955)	(989,328)

Other income (expense):
Interest income	359	48
Interest expense	(95,113)	(555)
Other expense	(3,940)	647

Total other income (expense)	(98,694)	140

Net loss	(1,318,649)	(989,188)

Translation adjustment	568	1,186

Comprehensive loss	$(1,318,081)	$(988,002)

Net loss per share, basic and diluted	$(0.02)	$(0.02)

Weighted average common
shares outstanding, basic and diluted	59,883,324	44,789,624

See notes to condensed consolidated financial statements.

#

LANDSTAR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended March 31,
	2002	2001

Net loss	$(1,318,649)	$ (989,188)
Adjustments to reconcile net loss to net cash
Used in operating activities:
Depreciation and amortization	129,668	35,815
Write-off of business acquired for note payable	-	250,000
Common shares issued for services	328,000	-
Other	76,344	7,607
Change in operating assets, net of business acquired:
Trade receivables	(24,125)	(18,487)
Receivable from related party	(2,583)	(59,100)
Inventories	(88,812)	-
Prepaid expenses and other current assets	(28,007)	(121,352)
Accounts payable and accrued expenses	(594,706)	(150,170)

Net cash used in operating activities	(1,522,870)	(1,044,875)
Cash flows from investing activities:
Capital expenditures	(13,421)	(109,917)
Net cash used in investing activities	(13,421)	(109,917)
Cash flows from financing activities:
Net proceeds from revolving line of credit	142,636	-
Payments on long-term debt	(34,776)	(12,500)
Advances from shareholder, net of payments applied
to managed company	2,522,154	1,874,389
Purchase of treasury shares	(15,000)	-
Proceeds from issuance of common stock and subscriptions	-	471,725
Net payments to related parties	(999,879)	(234,546)

Net cash provided by financing activities	1,615,135	2,099,068

Net increase in cash and cash equivalents	78,844	944,276

Cash and cash equivalents, beginning of period	1,608	29,542

Cash and cash equivalents, end of period	$ 80,452	$ 973,818

See notes to condensed consolidated financial statements.

#

LANDSTAR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.

BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented not misleading.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal recurring adjustments), which are, in the opinion of management, necessary to state fairly the results for the interim periods presented.  The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the year ending December 31, 2002.

1.

CERTAIN SIGNIFICANT ACCOUNTING POLICIES

The only revenues the Company had through December 31, 2001 were the management fees earned through a management agreement with PolyTek Rubber & Recycling, Inc. (PolyTek) during the 2001 year. Prior to 2001, the Company was considered a development stage entity and had no revenues. Effective February 28, 2002 the Company acquired all outstanding shares of stock of PolyTek. This acquisition is discussed in detail in Note 3. PolyTek is included in “the Company”, effective at the time of its acquisition. The following accounting policies are additional policies that have been adopted along with the acquisition of PolyTek. Other accounting policies are described in the Company’s Annual Report referred to in Note 1 above.

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

Intangible Assets

Intangible assets of PolyTek primarily include goodwill, which is the excess of the acquisition price over the value assigned to identifiable assets. As of the date of the preparation of this report the Company has not completed its review and allocation of the value to other intangible assets received. This review will be completed in the second quarter.

Liquidity and Capital Resources

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the regular course of business. At March 31, 2002, the Company has a working capital deficit of approximately $11.5 million. In February 2002, the Company acquired PolyTek (see Note 3); however in the most recent year ended December 31, 2001, PolyTek incurred a net loss of approximately $8.6 million. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

 3.

ACQUISITION OF POLYTEK RUBBER & RECYCLING, INC.

Effective February 28, 2002, the Company entered into an agreement to purchase all of the issued and outstanding shares of common and preferred stock of this company. The Company used the purchase method of accounting for this transaction. Operations of PolyTek Rubber & Recycling, Inc. (PRR) have been consolidated with the Company as of March 1, 2002. The Company exchanged 10,000,000 shares of its common stock for the outstanding common stock of PolyTek. The Company will also exchange 15,000,000 shares of its preferred stock in exchange for (a) the issued and outstanding preferred shares of PolyTek, (b) $3.7 million of debt to the sole shareholder as of January 8, 2001 and (c) $2,000,000 advanced to the Company in the first quarter of 2001. The consideration of common stock given in the merger is valued at $1,000,000 based on the current stock sales value of the Company’s common stock at the time of the acquisition. The preferred stock has been assigned a value of $2,000,000 based on the value of the liability released. The preferred shares are Class C Acquisition Preferred Shares (CCAP Shares). They are not convertible to common shares, but do rank senior to the common shares as to distribution of assets upon voluntary or involuntary liquidation or dissolution. The CCAP Shares will have one vote per share in the approval of any sale or transfer of all or substantially all of the assets of the Queen Creek, Bristow and Chambersburg crumb rubber facilities.

The assets purchased included accounts receivable of $1,224,006, inventory of $2,153,503, other current assets of $227,970 and net fixed assets of $11,945,539. In conjunction with the agreement, the Company assumed accounts payable and accrued liabilities of $6,550,306 and long-term debt of $18,655,538. Approximately $10.6 million of goodwill was recorded as a result of this transaction.

PolyTek Rubber & Recycling, Inc., an Arizona corporation, was established in July 1996. The Company and its subsidiaries operate in the rubber recycling industry and derive their revenue principally from the sale of crumb rubber produced in their manufacturing facilities in Arizona, Pennsylvania and Oklahoma to customers on 30 day terms. LandStar, Inc. wanted to secure a supply of crumb rubber that could be used in the continuing development and marketing of the de-vulcanized products. PolyTek offered that supply and has plants in strategic locations in the United States. PolyTek offers an excellent opportunity to turn profitable and management of the Company feel they can do that and use the basic structure to grow the crumb rubber business in other parts of the country. There is an almost endless supply of tires to be used as the raw materials and the Company is paid to take those tires.

4.

PROFORMA INFORMATION

The financial statements included in this report reflect only the activity of Landstar, Inc. prior to the PolyTek acquisition on February 28, 2002.  The following would have been the consolidated net revenue, net loss and per share information if PolyTek had been owned since January 1, 2001.

          Three months ended March 31,

    2002

   2001

Net revenues

$1,803,377

$3,646,253

Net loss

(2,430,400)

(2,228,706)

Net loss per share, basic and diluted

       $(0.04)

        $(.05)

5.

INVENTORIES

Inventories at March 31, 2002 were composed of $132,290 of raw materials, $787,614 of work-in-process and $1,362,376 of finished goods.

6.

PROPERTY AND EQUIPMENT

The cost of property and equipment and the related accumulated depreciation at March 31, 2002 are as follows:

Land	$ 698,000
Land Improvements	866,882
Building Improvements	4,174,333
Office and Building Improvements	291,268
Tire Collection Equipment	401,254
Factory Equipment	9,014,404
Office Furniture and Fixtures	393,191
Vehicles and Trailers	45,119
Construction in Progress	616,484
16,500,935
Less: accumulated depreciation	(3,858,214)
$12,642,721

Depreciation and amortization expenses included in the Statements of Operations for the three months ended March 31, 2001 were $20,308 in research and development expenses and $15,507 in general and administrative expenses. The amounts included in the three months ended March 31, 2002 were $20,767 in research and development expenses, $82,954 in cost of goods sold and $25,947 in general and administrative expenses.

7.

LONG-TERM DEBT

The Company’s long-term debt consists of the following at March 31, 2002:

The Oklahoma Acquisition Note (a)	$1,018,612
The Oklahoma Acquisition Capital Lease (b)	522,017
The Tennessee Note (c)	445,469
The Oklahoma Installment Lease (d)	683,717
The Pennsylvania Acquisition Note (e)	1,446,080
The Arizona Acquisition Note (e)	3,955,000
Shareholder Notes (f)	10,600,000
Note payable to financial institution from the Oklahoma Subsidiary; guaranteed by the Company, interest at 9.89%, due in monthly installments of $1,788, including interest, through December 2006, collateralized by substantially all assets except land and building.	89,046
Capital lease payable, interest at approximately 13%, due in quarterly installments of $2,613, including interest, through September 2003, collateralized by the associated equipment	13,135
Capital lease payable, interest at 10.67%, due in quarterly installments of $7,499, including interest, through 2003, collateralized by the associated equipment.	39,271
18,812,347
Less current maturities	(6,322,204)
$12,490,143

The future maturities of the Company’s long-term debt are as follows:

Years Ending December 31,
2002	$ 2,266,851
2003	4,694,355
2004	2,629,278
2005	6,516,496
2006	728,125
Thereafter	1,977,242

$18,812,347

(a)

The Oklahoma Acquisition Note was assumed in connection with the purchase of the Oklahoma manufacturing facility.  The note is collateralized by substantially all of the assets of the PolyTek Oklahoma Subsidiary. The note bears interest at prime plus 1.5% and is due in monthly installments of $17,936, including interest, with the balance due in December 2006.

(b)

The Oklahoma Acquisition Capital Lease was also assumed in connection with the purchase of the Oklahoma manufacturing facility.  The lease bears interest at 6.7% and is due in monthly installments of $4,513, including interest, with the balance due in December 2017.  The lease is collateralized by the land and building associated with the manufacturing facility.

(c)

The Tennessee Note bears interest at prime less 1.0% and is due in monthly installments of $4,513, including interest, commencing in July 2000.  The note matures June 2009. The note is collateralized by certain equipment.

The Tennessee Note contains restrictive covenants, including requirements for the Company to meet certain financial ratios.  The Company is in violation as  they  no longer maintain assets in Tennessee. As  a result of the violation of these covenants, this obligation has been classified as a current liability.

(d)

On May 23, 2000, the Oklahoma Subsidiary entered into an installment lease with the holders of the Oklahoma Acquisition Note, consisting of a series of non-revolving draws under a collateralized credit agreement, for the purpose of financing the purchase and installation of operating machinery.  The draws bear interest at prime plus 2% and are due in monthly payments of principal and interest through September 2005.  The draws are unconditionally guaranteed by the Company and are collateralized by the associated machinery acquired.  Additionally, the obligation is cross-collateralized with the Oklahoma Acquisition Note.

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

(f)

PolyTek Rubber & Recycling, Inc. executed six individual notes on November 14, 2001 with the former owner of PolyTek. The notes in aggregate total $10,600,000. The notes were issued for the advances made by the former owner during 2001. The notes call for installments on February 28, 2003 and 2004 of $2,250,000 each, with a balloon payment due on February 28, 2005. Interest is calculated at six percent per annum and is payable quarterly. The notes are collateralized by the property, plant and equipment of the three plants.

8.

LINES OF CREDIT

On June 25, 2001, PolyTek entered into an accounts receivable factoring agreement with a financial institution. The agreement was initially for one month but was subsequently extended for two years. The financial institution purchases customer accounts receivables, at its option, for the Arizona, Pennsylvania and Oklahoma subsidiaries. The purchase is on a non-recourse basis except they do not bear the loss for customer disputes, discounts, credits, returns or other adjustments. The financial institution initially advances 70% of the amount of the invoice and the remainder, less fees, is advanced once the invoice is paid by the customer. The interest rate varies depending upon the age of the receivable at the time of payment. The agreement is collateralized by substantially all of the assets of the subsidiaries involved. There were no financial covenants related to this agreement.

The Company is reporting the factoring arrangement as a secured borrowing in accordance with FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities since the factoring agreement allows the Company to repurchase receivables under certain circumstances.

As of March 31, 2002 the balance due the financial institution was $538,669 secured by the factored receivables of $974,939. During the month of March 2002, the Company paid various types of fees and interest under the factoring agreement that totaled $62,025.

9.

CONTINGENCIES AND COMMITMENTS

The Company leases office space from an entity affiliated with an officer and director of the Company for $4,727 per month. The term of the lease is through December 2004. The Company also rents space for the pilot plant in Dayton, Ohio. This is a month-to-month rental.

The total approximate minimum rental commitments under non-cancelable leases at March 31, 2002 are as follows:

Years Ending December 31,
2002	$ 133,346
2003	167,814
2004	167,814
2005	100,103
2006	226
Total	$569,303

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report contains forward-looking statements.  These forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements.  Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results and Market Price of Stock”.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof.  The Company undertakes no obligation to revise or publicly release the results of any revision to those forward-looking statements.  Readers should carefully review the risk factors described in other documents the Company files from time to time with the SEC, including its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001 and the Quarterly Reports on Form 10-QSB filed by the Company in fiscal year 2002.

RESULTS OF OPERATIONS

Unlike prior years when the Company was classified as a development stage company, starting January 8, 2001 the Company commenced the management of PolyTek Rubber & Recycling, Inc. and was paid $110,000 per month in management fees. The first quarter of 2001 reflects $330,000 in management fees. With the purchase of PolyTek as of February 28, 2002, the results for the PolyTek facilities are included in the results of operations for the Company starting March 2002. Therefore, the Statements of Operations presents PolyTek only for the month of March in the 2002 results.

The sales generated by the Company were not enough to cover the expenses incurred by the Company in the first three months of 2002. The sales of $607,274 are the sales of crumb rubber from the three plants for the month of March only. The crumb rubber business is slower for PolyTek at this time of the year. The Arizona plant is machined to produce crumb for the asphalt rubber industry, which traditionally has the highest volume in the May to October time frame. The Oklahoma plant normally relies on the sports surfacing and playground markets, which again have the largest part of their business when the weather is warmest, May through September.

Research and development expenses for the three months were $72,977, which is constant with the same period in the prior year. This expense, in all likelihood, will increase in later quarters as the Company returns to the retesting and marketing of the de-vulcanized rubber products after an absence in working and promoting this product. In 2001, the Company had placed the de-vulcanization work on a slower mode as efforts were being directed towards the crumb rubber business, which included the management of PolyTek.

The selling expenses for the three months in 2002 relate to the sales force employed by the PolyTek companies.

General and administrative expenses for the three months were approximately $1.454 million compared to $1.248 million for the same period of 2001. $190,000 of these expenses related to the PolyTek companies and the remaining $1 million is for LandStar corporate. Therefore the LandStar expenses decreased by approximately $200,000 in the first quarter of 2002 compared to the same period of 2001. The decrease is mainly attributable to the write-off in 2001 of the acquisition of Rubber Recovery, Ltd. That amounted to $250,000. Taking this adjustment into consideration the LandStar expenses increased by $50,000 after removing the effect of this write-off. Wages were comparable quarter to quarter. Travel expenses decreased from $350,000 in the first three months of 2001 to $116,000 for the first three months of 2002. A large expense for the Company in the first quarter of 2002 was $326,400 relating to the value assigned to the final installment of share issuance given to the officers and directors as part of their employment and directorship agreements. There are no other known grants to be given. The non-employee directors receive a share award each year for their involvement on the Board of Directors. Awards are valued as of the date of grant and that value is an expense to the Company. There was no comparable expense in the first quarter of 2001.This is also a non-cash expense. If an adjustment is made for this expense item, like expenses for LandStar corporate actually decreased by $276,000 in a quarter to quarter comparison.

Funding still has not been secured for the asphalt rubber division to have the machinery made and move this division forward. Their wages and expenses in the quarter were $128,000 with no offsetting revenue.

The Company has made improvements in its spending for the quarter. Even with the improvements in cost and spending controls, the expense level cannot continue unless another revenue stream is brought on that can absorb some of the corporate overhead. If not, the expenses will need to be reduced further. Management is trying also to remove some of the seasonality of the crumb rubber business by looking at non-seasonal industries to sell into and to expand the volume already sold into those markets.

Management has had a difficult time securing traditional funding for the expansion of the business as well as the ongoing operation due to the results of LandStar and PolyTek and also because of the general condition of the financing market. Financing is more difficult to come by with the failures of the dot com companies and the September 11 occurrences. Financial companies are assessing where they stand with certain portfolios and are not as active.

The translation adjustment relates to the currency change with the Canadian subsidiary.

LIQUIDITY AND FINANCIAL RESOURCES

The primary source of liquidity for the Company continues to be advances from a shareholder of the Company and former owner of PolyTek. Funds were mainly utilized for working capital.

Management continues with difficulty on most financing fronts based on the Company and PolyTek’s past performance and the lack of any prior operations for Landstar. The financial markets, as discussed above, are not as active either. The Company will need to obtain significant funding to continue in operation.

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

Not applicable.

ITEM 5.

OTHER INFORMATION

Not applicable.

ITEM 6(a).

EXHIBITS

Not applicable.

ITEM 6(b).

REPORTS ON FORM 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

Date: May 30, 2002                                                                    s/n/s  D. Elroy Fimrite

D. Elroy Fimrite - Chairman of the Board,

President and Chief Executive Officer

s/n/s  Michael F. Jones

Michael F. Jones - Vice President and

Chief Financial Officer

#