Form 10QSB
period 2002-06-30
LANDSTAR INC
filed 2002-09-10
CIK 1068689

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002.

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

Yes [ x ]

No [   ]

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date.  64,270,824 shares of common, $.001 par value as of July 31, 2002.

#

LANDSTAR, INC.

FORM 10-QSB QUARTERLY REPORT

Table of Contents

Page No.

PART I.

FINANCIAL INFORMATION

Item 1.

Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets at

June 30, 2002 (unaudited) and December 31, 2001

3

Condensed Consolidated Statements of Operations and

Comprehensive Loss For the Three and Six Months Ended

June 30, 2002 and 2001 (unaudited)

4

Condensed Consolidated Statements of

Cash Flows

For the Six Months Ended June 30, 2002

and 2001 (unaudited)

5

Notes to Condensed Consolidated Financial

Statements (unaudited)

6

Item 2.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

11

Item 3.

Controls and Procedures

14

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings.

14

Item 2.

Changes in Securities.

15

Item 3.

Defaults Upon Senior Securities.

15

Item 4.

Submission of Matters to a Vote of Security Holders.

15

Item 5.

Other Information.

15

Item 6(a).

Exhibits.

15

Item 6(b).

Reports on Form 8-K.

15

Signatures.

15

Certifications.

      16

#

LANDSTAR, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited) June 30, 2002	December 31, 2001
ASSETS

Current Assets:
Cash and cash equivalents	$ 13,801	$ 1,608
Accounts receivable, net of allowances of $329,905 at June 30, 2002	1,397,465	15,921
Receivable from related parties	266	-
Inventories	1,981,324	-
Prepaid and other assets	139,863	129,667

Total current assets	3,532,719	147,196

Property and equipment, net of accumulated depreciation	14,706,877	854,908

Other Assets:
Deposit on future acquisition	-	1,000,000
Excess of cost over fair market value of net assets acquired	5,000,000	-
Technology rights, net of accumulated amortization of $335,913 and
$299,598 at June 30, 2002 and December 31, 2001, respectively	549,091	585,406

Total other assets	5,549,091	1,585,406

Total assets	$ 23,788,687	$ 2,587,510

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Note payable to individual	$ -	$ 225,807
Accounts payable and accrued expenses	6,063,941	1,017,783
Short-term line of credit	626,843	-
Current maturities of long-term debt	8,118,559	-
Advances from shareholder	4,641,611	2,986,329
Advances from related parties	43,215	59,537

Total current liabilities	19,494,169	4,289,456

Long-term debt, less current maturities	10,348,228	-

Total liabilities	29,842,397	4,289,456

Commitments and contingencies

Shareholders’ Deficit:
Preferred stock, $.01 par value; authorized 150,000,000 shares;
15,000,000 shares to be issued	150,000	-
Common stock, $.001 par value; authorized, 500,000,000
shares; issued 63,570,824 and 58,505,284
at June 30, 2002 and December 31, 2001, respectively	63,570	58,505
Treasury stock, 101,000 shares as of June 30, 2002	(15,000)	-
Additional paid-in capital	10,474,466	7,939,031
Common stock subscriptions (600,000 shares at December 31, 2001)	-	150,000
Accumulated deficit	(16,750,622)	(9,872,790)
Accumulated other comprehensive income	23,876	23,308

Total shareholders’ deficit	(6,053,710)	(1,701,946)

Total liabilities and shareholders’ deficit	$ 23,788,687	$ 2,587,510

See notes to condensed consolidated financial statements

#

LANDSTAR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

  Three months ended

       Six months ended

June 30,

        June 30,

	2002	2001	2002	2001

Sales	$2,377,703	$ -	$2,984,975	$ -
Management fees	-	330,000	220,000	660,000

Total revenue	2,377,703	330,000	3,204,975	660,000

Cost of goods sold	2,931,440	-	3,424,743	-

Gross profit (loss)	(553,737)	330,000	(219,768)	660,000

Operating expenses:
Research and development	149,819	32,229	222,796	83,442
Selling	36,325	-	62,943	-
General and administrative	1,333,747	1,267,582	2,788,077	2,535,098

Total operating expenses	1,519,891	1,299,811	3,073,816	2,618,540

Operating loss	(2,073,628)	(969,811)	(3,293,584)	(1,958,540)

Other income (expense):
Interest income	449	47	808	95
Interest expense	(315,246)	(148)	(410,359)	(655)
Impairment of goodwill	(3,170,757)	-	(3,170,757)	-
Other expense	-	-	(3,940)	-

Total other income (expense)	(3,485,554)	(101)	(3,584,248)	(560)

Net loss	(5,559,182)	(969,912)	(6,877,832)	(1,959,100)

Translation adjustment	-	-	-	1,186

Comprehensive loss	$(5,559,182)	$(969,912)	$(6,877,832)	$(1,957,914)

Net loss per share, basic and diluted	$(0.09)	$(0.02)	$(0.11)	$(0.04)

Weighted average common
shares outstanding, basic and diluted	63,570,824	46,352,984	61,650,324	45,336,438

See notes to condensed consolidated financial statements.

#

LANDSTAR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended June 30,
	2002	2001

Net loss	$(6,877,832)	$ (1,959,100)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	439,422	71,629
Loss on disposition of fixed assets	246,517	-
Shares issued for wages	-	175,000
Write-off of business acquired for note payable	-	263,307
Write-off of goodwill due to impairment	3,170,757	-
Common shares issued for services	328,000	50,000
Other	(17,001)	7,607
Change in operating assets, net of business acquired:
Trade receivables	(157,538)	(32,903)
Receivable from related party	(266)	-
Inventories	172,179	-
Prepaid expenses and other current assets	217,774	(279,418)
Accounts payable and accrued expenses	(1,149,725)	(237,804)

Net cash used in operating activities	(3,627,713)	(1,941,682)
Cash flows from investing activities:
Capital expenditures	(67,702)	(118,371)
Net cash used in investing activities	(67,702)	(118,371)
Cash flows from financing activities:
Net proceeds from revolving line of credit	272,420	-
Payments on long-term debt	(367,031)	(12,500)
Advances from shareholder, net of payments applied
to managed company	3,844,540	1,773,901
Purchase of treasury shares	(15,000)	-
Proceeds from issuance of common stock and subscriptions	-	525,325
Net payments to related parties	(27,321)	(245,293)

Net cash provided by financing activities	3,707,608	2,041,433

Net increase in cash and cash equivalents	12,193	(18,620)

Cash and cash equivalents, beginning of period	1,608	29,542

Cash and cash equivalents, end of period	$ 13,801	$ 10,922

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

Property and Equipment

Property and equipment is recorded at cost, less accumulated depreciation. During the second quarter, property, plant and equipment were increased a net amount of $2,484,089 based on an independent appraisal of the assets. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

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

Intangible Assets

Intangible assets of PolyTek are comprised of goodwill, which is the excess of the acquisition price over the value assigned to identifiable assets. During the second quarter, $2,484,089 of goodwill was reclassified to fixed assets based on appraised values of the PolyTek assets acquired.

Liquidity and Capital Resources

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the regular course of business. At June 30, 2002, the Company has a working capital deficit of approximately $16 million. In February 2002, the Company acquired PolyTek (see Note 3); however in the most recent year ended December 31, 2001, PolyTek incurred a net loss of approximately $8.6 million. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

 3.

ACQUISITION OF POLYTEK RUBBER & RECYCLING, INC.

Effective February 28, 2002, the Company entered into an agreement to purchase all of the issued and outstanding shares of common and preferred stock of this company. The Company used the purchase method of accounting for this transaction. Operations of PolyTek Rubber & Recycling, Inc. have been consolidated with the Company as of March 1, 2002. The Company exchanged 10,000,000 shares of its common stock for the outstanding common stock of PolyTek. The Company will also exchange 15,000,000 shares of its preferred stock in exchange for (a) the issued and outstanding preferred shares of PolyTek, (b) $3.7 million of PolyTek debt to the sole shareholder as of January 8, 2001 and (c) $2,000,000 advanced to the Company in the first quarter of 2001. The consideration of common stock given in the merger is valued at $1,000,000 based on the current stock sales value of the Company’s common stock at the time of the acquisition. The preferred stock has been assigned a value of $2,000,000 based on the value of the liability released. The preferred shares are Class C Acquisition Preferred Shares (CCAP Shares). They are not convertible to common shares, but do rank senior to the common shares as to distribution of assets upon voluntary or involuntary liquidation or dissolution. The CCAP Shares will have one vote per share in the approval of any sale or transfer of all or substantially all of the assets of the Queen Creek, Bristow and Chambersburg crumb rubber facilities.

The assets purchased included accounts receivable of $1,224,000, inventory of $2,154,000, other current assets of $228,000 and net fixed assets of $14,430,000. In conjunction with the agreement, the Company assumed accounts payable and accrued liabilities of $6,550,000 and long-term debt of $18,656,000. Approximately $10.6 million of goodwill was initially recorded as a result of this transaction. During the second quarter, this figure was adjusted based on the independent valuation of the fixed assets acquired. The goodwill balance after this reclassification was approximately $8.1 million. Also in the second quarter, because of continuing losses in the PolyTek divisions and the amount of time and money needed to turn profitable, management determined that the goodwill would not be recoverable and therefore took an impairment charge-off of approximately $3,200,000. During the third quarter, the remaining $5,000,000 of goodwill will be eliminated due to the voluntary reduction of loans payable owed to the former shareholder of PolyTek assumed by Landstar in the acquisition.

PolyTek Rubber & Recycling, Inc., an Arizona corporation, was established in July 1996. PolyTek and its subsidiaries operate in the rubber recycling industry and derive their revenue principally from the sale of crumb rubber produced in their manufacturing facilities in Arizona, Pennsylvania and Oklahoma to customers on 30 day terms. LandStar, Inc. wanted to secure a supply of crumb rubber that could be used in the continuing development and marketing of the de-vulcanized products. PolyTek offered that supply and has plants in strategic locations in the United States. PolyTek offers an excellent opportunity to turn profitable if adequate funding is obtained to upgrade the plants, and management of the Company feel they can do that and use the basic structure to grow the crumb rubber business in other parts of the country. There is an almost endless supply of tires to be used as the raw materials and the Company is paid to take those tires.

4.

PROFORMA INFORMATION

The financial statements included in this report reflect only the activity of Landstar, Inc. prior to the PolyTek acquisition on February 28, 2002.  The following presents proforma consolidated net revenue, net loss and per share information as if PolyTek had been owned since January 1, 2001.

           Periods ended June 30

                 Three months ended      Six months ended

2001                   2002

   2001

Net revenues	$3,490,399	$4,181,079	$7,136,652
Net loss	(2,725,457)	(8,089,583)	(5,014,967)
Net loss per share, basic and diluted	$(0.06)	$(0.13)	$(.11)

5.

INVENTORIES

Inventories at June 30, 2002 were composed of $14,518 of raw materials, $678,767 of work-in-process and $1,288,037 of finished goods.

6.

PROPERTY AND EQUIPMENT

The cost of property and equipment and the related accumulated depreciation at June 30, 2002 are as follows:

Land	$ 698,000
Land Improvements	866,882
Building Improvements	4,174,333
Office and Building Improvements	30,108
Tire Collection Equipment	401,254
Factory Equipment	8,959,142
Office Furniture and Fixtures	406,488
Vehicles and Trailers	45,119
Construction in Progress	787,305
Appraised value in excess of book value	2,484,089
18,852,720
Less: accumulated depreciation	(4,145,843)
$14,706,877

Depreciation and amortization expenses included in the Statements of Operations for the three months ended June 30, 2002 and 2001 were $34,603 and $42,064, respectively in general and administrative expenses and $248,683 and $0, respectively in cost of goods sold. The amounts included in the six months ended June 30, 2002 and 2001 were $331,637 and $0, respectively in cost of goods sold and $71,570 and $71,629, respectively in general and administrative expenses.

7.

LONG-TERM DEBT

The Company’s long-term debt consists of the following at June 30, 2002:

The Oklahoma Acquisition Note (a)	$981,797
The Oklahoma Acquisition Capital Lease (b)	520,016
The Tennessee Note (c)	445,469
The Oklahoma Installment Lease (d)	683,717
The Pennsylvania Acquisition Note (e)	1,196,081
The Arizona Acquisition Note (f)	3,909,098
Shareholder Notes (g)	10,600,000
Note payable to financial institution from the Oklahoma Subsidiary; guaranteed by the Company, interest at 9.89%, due in monthly installments of $1,788, including interest, through December 2006, collateralized by substantially all assets except land and building.	86,036
Capital lease payable, interest at approximately 13%, due in quarterly installments of $2,613, including interest, through September 2003, collateralized by the associated equipment	11,219
Capital lease payable, interest at 10.67%, due in quarterly installments of $7,499, including interest, through 2003, collateralized by the associated equipment.	33,354
18,466,787
Less current maturities	(8,118,559)
$10,348,228

The future maturities of the Company’s long-term debt are as follows:

Years Ending December 31,
2002	$ 1,921,291
2003	4,694,355
2004	2,629,278
2005	6,516,496
2006	728,125
Thereafter	1,977,242

$18,466,787

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

The Tennessee Note contains restrictive covenants, including requirements for the Company to meet certain financial ratios.  The Company is in violation, as they no longer maintain assets in Tennessee. As a result of the violation of these covenants, this obligation has been classified as a current liability.

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

(e)

In connection with the acquisition of the Pennsylvania Subsidiary, PolyTek issued a note payable to NRI Pennsylvania representing $2,500,000 deferred consideration (the “NRI Note”).  The NRI Note is collateralized by a mortgage on certain real property as defined in the purchase agreement.  The NRI Note is due in annual principal and interest installments of $833,333 through May 1, 2003.  Because the NRI

Note contains no stated interest rate, the original stated principal of $2,500,000 was discounted to approximately $2,072,000 using a 10% imputed interest rate.

(f)

In connection with the acquisition of the Arizona operations in 1997, PolyTek issued a note payable and a security agreement for fixtures and equipment (the “Arizona Note”). The Arizona Note is collateralized by a Deed of Trust on certain property in Maricopa County, Arizona.  The Arizona Note is due in annual principal installments $1,325,000 through February 28, 2003.  Interest is payable in quarterly installments with a base rate at LIBOR plus one percent per annum.  Because the agreement includes the waiving of certain interest payments, the original stated principal of $6,300,000 was discounted to $5,823,890 using a 6.68% imputed interest rate.

(g)

PolyTek executed six individual notes on November 14, 2001 with the former owner of PolyTek. The notes in aggregate total $10,600,000. The notes were issued for the advances made by the former owner during 2001. The notes call for installments on February 28, 2003 and 2004 of $2,250,000 each, with a balloon payment due on February 28, 2005. Interest is calculated at six percent per annum and is payable quarterly. The notes are collateralized by the property, plant and equipment of the three plants. These notes will be reduced by $5,000,000 in the third quarter due to the voluntary dismissal of the debt by the former owner of the PolyTek companies.

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

The Company is reporting the factoring arrangement as a secured borrowing in accordance with FAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, since the factoring agreement allows the Company to repurchase receivables under certain circumstances.

As of June 30, 2002 the balance due the financial institution was $626,843, collateralized by the factored receivables of $1,163,910. During the months of March through June 2002, the Company paid various types of fees and interest under the factoring agreement that totaled $277,796.

9.

CONTINGENCIES AND COMMITMENTS

The Company leases office space from an entity affiliated with an officer and director of the Company for $4,727 per month. The term of the lease is through December 2004. The Company also rents space for the pilot plant in Dayton, Ohio. This is a month-to-month rental.

The total approximate minimum rental commitments under non-cancelable leases at June 30, 2002 are as follows:

Years Ending December 31,
2002	$ 86,665
2003	167,814
2004	167,814
2005	100,103
2006	226
Total	$522,622

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

RESULTS OF OPERATIONS

Six months ended June 30, 2002:

Unlike prior years when the Company was classified as a development stage company, starting January 8, 2001 the Company commenced the management of PolyTek Rubber & Recycling, Inc. and was paid $110,000 per month in management fees. The first six months of 2001 reflects $660,000 in management fees. With the purchase of PolyTek as of February 28, 2002, the results for the PolyTek facilities are included in the results of operations for the Company starting March 2002. Therefore, the Statements of Operations presents PolyTek only for the period of March through June in the 2002 results.

Sales generated by the Company were not enough to cover the expenses incurred by the Company in the first six months of 2002. Crumb rubber sales and tire collection fees from the three plants for the four-month period were $2,984,975. Crumb rubber sales are lower this year compared to last year due to customers testing the market and at times locating alternative suppliers. Tire collection fees are reduced partially because the Company made the decision to reduce tire intake and work at reducing the stockpile at the Arizona facility. The Arizona plant is machined to produce crumb for the asphalt rubber industry, which traditionally has the highest volume in the May to October time frame. The Oklahoma plant normally relies on the sports surfacing and playground markets, which again have the largest part of their business when the weather is warmest, May through September.

Research and development expenses for the six months were $222,796, which is double the same period in the prior year. The increase was not unexpected. This expense increased as the Company has returned to the retesting and marketing of the de-vulcanized rubber products after an absence in working and promoting this product. In 2001, the Company had placed the de-vulcanization work on a slower mode as efforts were being directed towards the crumb rubber business, which included the management of PolyTek. In 2002, the Company is re-emphasizing the devulcanization process and products.

The selling expenses for the six months in 2002 relate to the sales force employed by the PolyTek companies and the asphalt rubber division.

General and administrative expenses for the six months were approximately $2.75 million compared to $2.5 million for the same period of 2001. $866,000 of these expenses related to the PolyTek companies and the remaining $1.89 million is for traditional LandStar entities. Therefore, the LandStar expenses decreased by approximately $620,000 in the first six months of 2002 compared to the same period of 2001. $250,000 of the decrease is attributable to the write-off in 2001 of the acquisition of Rubber Recovery, Ltd. Travel expenses decreased $350,000, professional fees and consulting decreased $283,000 and wages and benefits decreased $124,000 in the first six months of 2002 compared to the same time period of 2001. These cost reductions were partially offset by $326,400 of expenses relating to the value assigned to the final installment of share issuance given to the officers and directors as part of their employment and directorship agreements in the first quarter of 2002. There are no other known grants to be given. The non-employee directors receive a share award each year for their involvement on the Board of Directors. Awards are valued as of the date of grant and that value is an expense to the Company. There was no comparable expense in the first six months of 2001.This is also a non-cash expense. If an adjustment is made for this expense item, like expenses for LandStar corporate actually decreased by $946,000 in a comparison of six-month periods.

The Company has not secured funding for the asphalt rubber division. The funds would be used to build and acquire the required mixing and application machinery needed to operate a complete asphalt rubber company. Their wages and expenses in the six months were $242,257 with no offsetting revenue.

Company management reduced goodwill value due to the continuing losses at the PolyTek companies and the amount of time and money needed to turn two of the plants profitable. The impairment recorded in the second quarter was $3,170,757. During the third quarter, goodwill will be further reduced by $5,000,000 due to the voluntary reduction of the debt, by the former owner of PolyTek that was acquired in the acquisition of the PolyTek companies.

The Company has made improvements in its spending for the six months. Even with the improvements in cost and spending controls, the expense level cannot continue unless another revenue stream is brought on that can absorb some of the corporate overhead. If not, the expenses will need to be reduced further. Management is trying also to remove the seasonality of the crumb rubber business by looking at non-seasonal industries to sell into and to expand the volume already sold into those markets.

The translation adjustment relates to the currency change with the Canadian subsidiary.

Three months ended June 30, 2002:

The statements for the three months ending June 30, 2002 have the PolyTek entities consolidated while the same period in 2001 does not.

The only revenue in 2001 was the management fee earned by LandStar for the management of the PolyTek operations. In 2002 the revenue for the three months relates to the sale of crumb rubber and the tire collection fees at the three operating plants.

Cost of goods sold for the three months is the cost related to the production of the crumbing business and the tire collection costs at the three plants. Again, there were no comparable costs in 2001.

 Research and development costs for the quarter were $149,819 compared to $32,229 for the same period of 2001. This is due to management’s decision at the end of the first quarter 2002 to revitalize the work concerning devulcanization. In 2001, the devulcanization process was not given as much attention due to management’s responsibilities to the management of the crumb rubber plants.

Selling expenses for the three months relate to the sales efforts at the PolyTek entities and also the asphalt rubber division. PolyTek was not consolidated in 2001.

General and administrative expenses for the second quarter of 2002 increased $66,165 from the same period of 2001. The 2002 figure includes $675,777 relating to the PolyTek companies while the 2001 period had no expenses relating to PolyTek. Therefore, the LandStar related general and administrative expenses decreased from $1,267,582 in the second quarter 2001 to $657,970 in the same period of 2002, or a total decrease of approximately $610,000. Travel decreased $116,000, wages and benefits decreased $224,000 and consulting and professional fees decreased in excess of $100,000. Management continues to reduce costs wherever possible.

Interest expenses increased from $148 in 2001 to $315,246 in the second quarter of 2002. LandStar, Inc. had no debt and the acquisition of PolyTek brought with it the debt on the facilities plus the debt since added relating to funds received from the former owner of PolyTek.

Company management reduced goodwill value due to the continuing losses at the PolyTek companies and the amount of time and money needed to turn two of the plants profitable. The impairment recorded in the second quarter was $3,170,757. During the third quarter, goodwill will be further reduced by $5,000,000 due to the voluntary reduction of the debt, by the former owner of PolyTek that was acquired in the acquisition of the PolyTek companies.

 LIQUIDITY AND FINANCIAL RESOURCES

The primary source of liquidity for the Company continues to be advances from a shareholder of the Company and former owner of PolyTek. Funds were mainly utilized for working capital. During the first six months of 2002, this person injected approximately fifty percent of the financial sources of the Company. The remaining fifty percent came from the financing of the receivables.

Management has had a difficult time securing traditional funding for the expansion of the business as well as the ongoing operation due to the results of LandStar and PolyTek and also because of the general condition of the financing market. Financing is more difficult to come by with the failures of the dot com companies and the September 11 occurrences. The current market conditions are also a deterrent. Financial companies are assessing where they stand with certain portfolios and are not as active.

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

SUBSEQUENT EVENTS

On September 5, 2002 the Company signed an investment agreement providing for the investment of $3,300,000 into the Company. $1,240,000 of this amount was funded prior to the date of the agreement based on certain assurances. Security for the investment is the three production facilities in the event of default. The Investor will be issued 10,000,000 shares of the Company’s common stock

The Company will also convert, in the third quarter, approximately $5,000,000 of advances from one shareholder into 10,000,000 shares of the Company’s common stock. The Company will also exchange the 15,000,000 preferred shares into an equal number of common shares of the Company’s stock.

ITEM 3.   CONTROLS AND PROCEDURES

Based upon their review performed within 90 days of the filing date of this document, the Chief Executive Officer and the Chief Financial Officer have concluded that the company’s disclosure controls and procedures are effective. There have been no significant changes in these controls within the reporting period.

PART II.

OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

The Company, as well as PolyTek Rubber and Recycling, Inc., PolyTek Southwest, Inc., PolyTek Oklahoma, Inc. and Polytek Michigan, Inc., was sued by Specialty Loaders, Inc. Specialty Loaders is a trucking company that did hauling for PolyTek and their case contends they are entitled to recover the sum of $723,962. The Company has settled this lawsuit subsequent to the end of this quarter with no cash payment required: product and excess machinery are being transferred as well as our agreement to receive tires from Specialty for a one year period. These tires will be processed into product that the Company will ultimately sale. The Company estimates the final settlement to be valued at $476,843. The Company believes that this is a fair and appropriate conclusion to the disagreement between the parties and more closely reflects the value of the services provided by Specialty.

PolyTek has filed a claim against Agencies International, Inc. Agencies International was paid $314,627 in insurance premiums between August 1999 and September 2000 to bind insurance coverage with the Highlands Insurance Group. Coverage was never bound and PolyTek has filed claim for return of the premiums. Management believes PolyTek has a reasonable chance of prevailing on the merits of the case.

The Company has other ongoing lawsuits, the results of which are not expected to have a material adverse effect on the operations of the Company.

ITEM 2.

CHANGES IN SECURITIES

Not applicable.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.

OTHER INFORMATION

Not applicable.

ITEM 6(a).

EXHIBITS

Not applicable

ITEM 6(b).

REPORTS ON FORM 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

Date: September 9, 2002                                                             s/n/s  D. Elroy Fimrite

D. Elroy Fimrite - Chairman of the Board,

President and Chief Executive Officer

s/n/s  Michael F. Jones

Michael F. Jones - Vice President and

Chief Financial Officer

CERTIFICATIONS

I, D. Elroy Fimrite, the Chief Executive Officer, President and Chairman of the Board of LandStar, Inc., certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of LandStar, Inc.;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of the date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions);

a)

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)   Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

September 9, 2002

s/n/s D. Elroy Fimrite

Chief Executive Officer, President and Chairman of the Board

CERTIFICATIONS

I, Michael F. Jones, the Vice President and Chief Financial Officer of LandStar, Inc., certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of LandStar, Inc.;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of the date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions);

a)

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)   Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

September 9, 2002

s/n/s Michael F. Jones

Vice President and Chief Financial Officer

#