Form 10QSB
period 2002-09-30
LANDSTAR RUBBER INC
filed 2002-12-19
CIK 1068689

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002.

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

Yes [ x ]

No [   ]

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date.  99,270,824 shares of common, $.001 par value as of October 31, 2002.

#

LANDSTAR, INC.

FORM 10-QSB QUARTERLY REPORT

Table of Contents

Page No.

PART I.

FINANCIAL INFORMATION

Item 1.

Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets at

September 30, 2002 (unaudited) and December 31, 2001

3

Condensed Consolidated Statements of Operations and

Comprehensive Loss For the Three and Nine Months Ended

September 30, 2002 and 2001 (unaudited)

4

Condensed Consolidated Statements of

Cash Flows

For the Nine Months Ended September 30, 2002

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

15

Item 5.

Other Information.

15

Item 6(a).

Exhibits.

15

Item 6(b).

Reports on Form 8-K.

15

Signatures.

15

Certifications.

      16

Exhibits

      18

#

LANDSTAR, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited) September 30, 2002	December 31, 2001
ASSETS

Current Assets:
Cash and cash equivalents	$ 216,048	$ 1,608
Accounts receivable, net of allowances of $329,809 at September 30, 2002	1,532,703	15,921
Inventories	1,310,657	-
Prepaid and other assets	115,439	129,667

Total current assets	3,174,847	147,196

Property and equipment, net of accumulated depreciation	14,466,442	854,908

Other Assets:
Deposit on future acquisition	-	1,000,000
Technology rights, net of accumulated amortization of $350,103 and
$299,598 at September 30, 2002 and December 31, 2001, respectively	534,901	585,406

Total other assets	534,901	1,585,406

Total assets	$ 18,176,190	$ 2,587,510

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Note payable to individual	$ -	$ 225,807
Accounts payable and accrued expenses	5,225,672	1,017,783
Short-term line of credit	364,044	-
Current maturities of long-term debt (including $1,400,000 due shareholder)	7,080,433	-
Advances from shareholder	-	2,986,329
Advances from related parties	43,215	59,537

Total current liabilities	12,713,364	4,289,456

Long-term debt, less current maturities (including $4,200,000 due shareholder)	6,127,406	-

Total liabilities	18,840,770	4,289,456

Commitments and contingencies

Shareholders’ Deficit:
Preferred stock, $.01 par value; authorized 150,000,000 shares;
15,000,000 shares to be issued	-	-
Common stock, $.001 par value; authorized, 500,000,000
shares; issued 99,270,824 and 58,505,284
at September 30, 2002 and December 31, 2001, respectively	99,270	58,505
Treasury stock, 101,000 shares as of September 30, 2002	(15,000)	-
Additional paid-in capital	17,550,312	7,939,031
Common stock subscriptions (600,000 shares at December 31, 2001)	-	150,000
Accumulated deficit	(18,323,038)	(9,872,790)
Accumulated other comprehensive income	23,876	23,308

Total shareholders’ deficit	(664,580)	(1,701,946)

Total liabilities and shareholders’ deficit	$ 18,176,190	$ 2,587,510

See notes to condensed consolidated financial statements

#

LANDSTAR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

  Three months ended

       Nine months ended

September 30,

     September 30,

	2002	2001	2002	2001

Sales	$1,796,857	$ -	$4,781,833	$ -
Management fees	-	330,000	220,000	990,000

Total revenue	1,796,857	330,000	5,001,833	990,000

Cost of goods sold	2,377,687	-	5,802,432	-

Gross profit (loss)	(580,830)	330,000	(800,599)	990,000

Operating expenses:
Research and development	217,304	13,098	440,100	89,174
Selling	43,099	-	106,041	-
General and administrative	1,025,910	1,275,120	3,813,988	3,817,584

Total operating expenses	1,286,313	1,288,218	4,360,129	3,906,758

Operating loss	(1,867,143)	(958,218)	(5,160,728)	(2,916,758)

Other income (expense):
Interest income	119	-	927	95
Interest expense	(115,160)	(1,686)	(525,517)	(2,341)
Impairment of goodwill	-	-	(3,170,757)	-
Gain on debt settlement	409,766	-	409,766	-
Other expense	-	-	(3,940)	-

Total other income (expense)	294,725	(1,686)	(3,289,521)	(2,246)

Net loss	(1,572,418)	(959,904)	(8,450,249)	(2,919,004)

Translation adjustment	-	-	-	1,186

Comprehensive loss	$(1,572,418)	$(959,904)	$(8,450,249)	$(2,917,818)

Net loss per share, basic and diluted	$(0.02)	$(0.02)	$(0.14)	$(0.06)

Weighted average common
shares outstanding, basic and diluted	67,490,824	47,700,824	62,430,551	45,829,031

See notes to condensed consolidated financial statements.

#

LANDSTAR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended September 30,
	2002	2001

Net loss	$(8,450,249)	$ (2,919,004)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	715,540	118,950
Loss on disposition of fixed assets	267,118	-
Shares issued for wages	-	175,000
Write-off of business acquired for note payable	-	263,307
Write-off of goodwill due to impairment	3,170,757	-
Common shares issued for services	328,000	255,375
Other	(13,179)	8,456
Change in operating assets, net of business acquired:
Trade receivables	(292,776)	(26,834)
Inventories	842,846	-
Prepaid expenses and other current assets	242,198	(392,086)
Accounts payable and accrued expenses	(2,241,482)	(205,087)

Net cash used in operating activities	(5,431,227)	(2,721,923)
Cash flows from investing activities:
Capital expenditures	(114,059)	(108,371)
Net cash used in investing activities	(114,059)	(108,371)
Cash flows from financing activities:
Net proceeds from revolving line of credit	364,044	-
Payments on long-term debt	(625,537)	(37,500)
Advances from shareholder, net of payments applied
to managed company	6,063,540	2,536,948
Purchase of treasury shares	(15,000)	-
Proceeds from issuance of common stock and subscriptions	-	525,325
Net payments to related parties	(27,321)	(222,162)

Net cash provided by financing activities	5,759,726	2,802,611

Net increase (decrease) in cash and cash equivalents	214,440	(27,683)

Cash and cash equivalents, beginning of period	1,608	29,542

Cash and cash equivalents, end of period	$ 216,048	$ 1,859

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

The un-audited condensed consolidated financial statements included herein reflect all adjustments (which include only normal recurring adjustments), which are, in the opinion of management, necessary to state fairly the results for the interim periods presented.  The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the year ending December 31, 2002.

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

Property and Equipment

Property and equipment is recorded at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. During the second quarter, PolyTek’s property, plant and equipment were increased a net amount of $2,484,089 over the amount initially recorded, based on an independent appraisal of the assets.

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

Intangible Assets

Intangible assets of PolyTek were comprised of goodwill, which is the excess of the acquisition price over the value assigned to identifiable assets. During the second quarter the Company reduced goodwill $3,170,757 as a result of perceived impairment of PolyTek assets acquired.

Liquidity and Capital Resources

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the regular course of business. At September 30, 2002, the Company has a working capital deficit of approximately $9.5 million. In February 2002, the Company acquired PolyTek (see Note 3); however in the most recent year ended December 31, 2001, PolyTek incurred a net loss of approximately $8.6 million. These factors along with the inability to procure outside capital needs, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

 3.

ACQUISITION OF POLYTEK RUBBER & RECYCLING, INC.

Effective February 28, 2002, the Company entered into an agreement to purchase all of the issued and outstanding shares of common and preferred stock of PolyTek. The Company used the purchase method of accounting for this transaction. Operations of PolyTek have been consolidated with the Company as of March 1, 2002. The Company exchanged 10,000,000 shares of its common stock for the outstanding common stock of PolyTek. The Company also agreed to exchange 15,000,000 shares of its preferred stock for (a) the issued and outstanding preferred shares of PolyTek, (b) $3.7 million of PolyTek debt to the sole shareholder as of January 8, 2001 and (c) $2,000,000 advanced to the Company in the first quarter of 2001. The consideration of common stock given in the merger is valued at $1,000,000 based on the current stock sales value of the Company’s common stock at the time of the acquisition. The preferred stock was assigned a value of $2,000,000 based on the value of the liability released. During the third quarter, the Company agreed to convert the preferred shares to a like number of common shares.

The assets purchased included accounts receivable of $1,224,000, inventory of $2,154,000, other current assets of $228,000 and net fixed assets of $14,430,000. In conjunction with the agreement, the Company assumed accounts payable and accrued liabilities of $6,550,000 and long-term debt of $13,656,000. Approximately $10.6 million of goodwill was initially recorded as a result of this transaction. During the second quarter, this figure was adjusted based on the independent valuation of the fixed assets acquired. The goodwill balance after this reclassification was approximately $8.1 million. Also in the second quarter, because of continuing losses in the PolyTek divisions and the amount of time and money needed to turn profitable, management determined that the goodwill would not be recoverable and therefore took an impairment charge-off of approximately $3,200,000. During the third quarter, the remaining $5,000,000 of goodwill was eliminated due to the voluntary reduction of loans payable owed to the former shareholder of PolyTek assumed by Landstar in the acquisition.

PolyTek Rubber & Recycling, Inc., an Arizona corporation, was established in July 1996. PolyTek and its subsidiaries operate in the rubber recycling industry and derive their revenue principally from the sale of crumb rubber produced in their manufacturing facilities in Arizona, Pennsylvania and Oklahoma to customers on 30 day terms. LandStar, Inc. wanted to secure a supply of crumb rubber that could be used in the continuing development and marketing of the de-vulcanized products. PolyTek offered that supply and has plants in strategic locations in the United States. Management of the Company believes PolyTek can turn profitable if adequate funding is obtained to upgrade the plants, and management believes they can do that and use the basic structure to grow the crumb rubber business in other parts of the country. There is an almost endless supply of tires to be used as the raw materials and the Company has been able to obtain contracts in which it is paid to take tires.

4.

PROFORMA INFORMATION

The financial statements included in this report reflect only the activity of Landstar, Inc. prior to the PolyTek acquisition on February 28, 2002.  The following presents proforma consolidated net revenue, net loss and per share information as if PolyTek had been owned since January 1, 2001.

           Periods ended September 30

                 Three months ended     Nine months ended

2001                   2002

   2001

Net revenues	$4,706,273	$5,977,936	$11,842,925
Net loss	(2,561,798)	(9,694,813)	(7,576,765)
Net loss per share, basic and diluted	$(0.05)	$(0.14)	$(.16)

5.

INVENTORIES

Inventories at September 30, 2002 were composed of $46,603 of raw materials, $678,077 of work-in-process and $585,977 of finished goods.

6.

PROPERTY AND EQUIPMENT

The cost of property and equipment and the related accumulated depreciation at September 30, 2002 are as follows:

Land	$ 698,000
Land Improvements	866,882
Building Improvements	4,174,333
Office and Building Improvements	30,108
Tire Collection Equipment	401,254
Factory Equipment	9,665,765
Office Furniture and Fixtures	406,488
Vehicles and Trailers	28,619
Construction in Progress	111,251
Appraised value in excess of book value	2,484,089
18,866,789
Less: accumulated depreciation	(4,400,347)
$14,466,442

Depreciation and amortization expenses of property and equipment included in the Statements of Operations for the three months ended September 30, 2002 and 2001 were $39,491 and $47,321, respectively in general and administrative expenses and $222,339 and $0, respectively in cost of goods sold. The amounts included in the nine months ended September 30, 2002 and 2001 were $553,976 and $0, respectively in cost of goods sold and $111,061 and $60,924, respectively in general and administrative expenses.

7.

LONG-TERM DEBT

The Company’s long-term debt consists of the following at September 30, 2002:

The Oklahoma Acquisition Note (a)	$934,336
The Oklahoma Acquisition Capital Lease (b)	520,016
The Tennessee Note (c)	438,469
The Oklahoma Installment Lease (d)	683,717
The Pennsylvania Acquisition Note (e)	996,080
The Arizona Acquisition Note (f)	3,909,098
Shareholder Notes (g)	5,600,000
Note payable to financial institution from the Oklahoma Subsidiary; guaranteed by the Company, interest at 9.89%, due in monthly installments of $1,788, including interest, through December 2006, collateralized by substantially all assets except land and building.	81,550
Capital lease payable, interest at approximately 13%, due in quarterly installments of $2,613, including interest, through September 2003, collateralized by the associated equipment	11,219
Capital lease payable, interest at 10.67%, due in quarterly installments of $7,499, including interest, through 2003, collateralized by the associated equipment.	33,354
13,207,839
Less current maturities	(7,080,433)
$6,127,406

The future maturities of the Company’s long-term debt are as follows:

Years Ending December 31,
2002	$ 3,155,708
2003	3,844,355
2004	1,779,278
2005	3,216,496
2006	728,125
Thereafter	483,877

$13,207,839

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

(c)

The Tennessee Note bears interest at prime less 1.0% and is due in monthly installments of $4,513, including interest.  The note matures June 2009. The note is collateralized by certain equipment. The Company is delinquent with its payments on this note at September 30, 2002.

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

(e)

In connection with the acquisition of the Pennsylvania Subsidiary, PolyTek issued a note payable to NRI Pennsylvania representing $2,500,000 deferred consideration (the “NRI Note”).  The NRI Note is collateralized by a mortgage on certain real property as defined in the purchase agreement.  The NRI Note is due in annual principal and interest installments of $833,333 through May 1, 2003.  Because the NRI

Note contains no stated interest rate, the original stated principal of $2,500,000 was discounted to approximately $2,072,000 using a 10% imputed interest rate. The Company is delinquent with its payments on this note at September 30, 2002.

(f)

In connection with the acquisition of the Arizona operations in 1997, PolyTek issued a note payable and a security agreement for fixtures and equipment (the “Arizona Note”). The Arizona Note is collateralized by a Deed of Trust on certain property in Maricopa County, Arizona.  The Arizona Note is due in annual principal installments $1,325,000 through February 28, 2003.  Interest is payable in quarterly installments with a base rate at LIBOR plus one percent per annum.  Because the agreement includes the waiving of certain interest payments, the original stated principal of $6,300,000 was discounted to $5,823,890 using a 6.68% imputed interest rate. The Company is delinquent with its payments on this note at September 30, 2002 and has received a “Notice of Proposed Distribution of Capital” relating to this note. Subsequent to September 30, the Company sold PolyTek Southwest, Inc., the subsidiary that holds title to the property. (Refer to discussion of subsequent events).

(g)

PolyTek executed six individual notes on November 14, 2001 with the former owner of PolyTek. The notes in aggregate total $10,600,000. The notes were issued for the advances made by the former owner during 2001. The six notes were retired in the third quarter of 2002 due to the voluntary dismissal of $5,000,000 of the debt. A new note of $5,600,000 was issued on September 5, 2002. This note calls for installments on February 28, 2003 and 2004 of $1,400,000 each and a final payment of $2,800,000 due on February 28, 2005. Interest is calculated at six percent per annum and is payable quarterly. The notes are collateralized by the property, plant and equipment of the three plants.

8.

LINES OF CREDIT

On June 25, 2001, PolyTek entered into an accounts receivable factoring agreement with a financial institution. The agreement was initially for one month but was subsequently extended for two years. The financial institution purchases customer accounts receivables, at its option, for the Arizona, Pennsylvania and Oklahoma subsidiaries. The purchase is on a non-recourse basis except the purchaser does not bear the loss for customer disputes, discounts, credits, returns or other adjustments. The financial institution initially advances 70% of the amount of the invoice and the remainder, less fees, is advanced once the invoice is paid by the customer. The interest rate varies depending upon the age of the receivable at the time of payment. The agreement is collateralized by substantially all of the assets of the subsidiaries involved. There were no financial covenants related to this agreement.

The Company is reporting the factoring arrangement as a secured borrowing in accordance with FAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, since the factoring agreement allows the Company to repurchase receivables under certain circumstances.

As of September 30, 2002 the balance due the financial institution was $364,044, collateralized by the factored receivables of $723,845. During the months of March through September 2002, the Company paid various types of fees and interest under the factoring agreement that totaled $452,647.

9.

CONTINGENCIES AND COMMITMENTS

The Company leases office space from an entity affiliated with an officer and director of the Company for $4,727 per month. The term of the lease is through December 2004. The Company also rents space for the pilot plant in Dayton, Ohio on a month-to-month basis.

The total approximate minimum rental commitments under non-cancelable leases at September 30, 2002 are as follows:

Years Ending December 31,
2002	$ 51,513
2003	167,814
2004	167,814
2005	100,103
2006	226
Total	$487,470

10.  SUBSEQUENT EVENTS

Effective December 11, 2002, the Company sold its Arizona subsidiaries, Polytek Southwest, Inc. (PSW), Landstar Polymer Asphalt, Inc., and Modified Asphalt Technologies, Inc. to United Trans-Western, Inc. (UTWI) for a nominal dollar amount.  UTWI is a significant shareholder of the Company and has some common Directors and Officers. The sale of the Asphalt Rubber related assets results from the Board of Directors decision to focus Company activities on business directly related to development of the devulcanization technology within the North American licensed territory.

The Company’s decision to sell PSW results from a strategic directive to dispose of ownership of operating facilities on a sale and lease back basis.  PSW had received from a secured lien holder a “Notice of Proposed Distribution of Capital” relating to the plant in Queen Creek, Arizona. The Notice stems from PSW’s default on the Promissory Note and the Security Agreement dated April 23, 1997 and Extension Agreements dated February 27, 2001, October 23,2001, and February 28, 2002. Subsequent to the sales, PSW filed a voluntary petition for creditor protection under provisions of Chapter 11 Reorganization Under the Bankruptcy Code. The Company, through its subsidiary, Landstar Polymer Recovery, Inc., has operated the facility pursuant to a de-facto lease since its acquisition of PolyTek on March 1, 2002. The Company will continue to operate the facility as a tenant of PSW and will seek approval of a long-term lease arrangement as part of the PSW plan of reorganization.

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

RESULTS OF OPERATIONS

Nine months ended September 30, 2002:

Unlike prior years when the Company was classified as a development stage company, starting January 8, 2001 the Company commenced the management of PolyTek Rubber & Recycling, Inc. and was paid $110,000 per month in management fees. The first nine months of 2001 reflects $990,000 in management fees. With the purchase of PolyTek as of February 28, 2002, the results for the PolyTek facilities are included in the results of operations for the Company starting March 2002. Therefore, the Statements of Operations presents PolyTek only for the period of March through September in the 2002 results.

Expenses for the first nine months of 2002 were far greater than the revenues generated.. Crumb rubber sales and tire collection fees from the three plants for the seven-month period were $4,781,833. Crumb rubber sales are lower this year compared to last year due to customers looking for the lowest price, product sell-off by competitors and fires at both the Arizona and Pennsylvania plants that removed seven production weeks from the schedule. Tire collection fees were reduced because the Company made the decision to reduce tire intake and work at reducing the stockpile at the Arizona facility. The Arizona plant is machined to produce crumb for the asphalt rubber industry, which traditionally has the highest volume in the May to October time frame. The Oklahoma plant normally relies on the sports surfacing and playground markets, which again have the largest part of their business when the weather is warmest, May through September.

Research and development expenses for the nine months were $440,100, which is more than four times the amount from the same period in the prior year. This increase was not unexpected. This expense increased as the Company has returned to the retesting and marketing of the de-vulcanized rubber products after an absence in working and promoting this product. In 2001, the Company had placed the de-vulcanization work on a slower mode as efforts were being directed towards the crumb rubber business, which included the management of PolyTek. In the first quarter of 2002, the Company began to re-emphasize the devulcanization process and products.

The selling expenses for the nine months in 2002 relate to the sales force employed by the PolyTek companies and the asphalt rubber division.

General and administrative expenses for the nine months were approximately $3.8 million in both nine month periods of 2001 and 2002. $1,425,000 of these expenses related to the PolyTek companies (seven months) and the remaining $2.325 million is for traditional LandStar entities. Therefore, the LandStar expenses decreased by approximately $1,425,000 in the first nine months of 2002 compared to the same period of 2001. $250,000 of the decrease is attributable to the write-off in 2001 of the acquisition of Rubber Recovery, Ltd. Travel expenses decreased $420,000, professional fees and consulting decreased $495,000 and wages and benefits decreased $332,000, public relations costs decreased $34,000 and management services decreased $45,000 in the first nine months of 2002 compared to the same time period of 2001. These cost reductions were partially offset by $326,400 of expenses relating to the value assigned to the final installment of share issuance given to the officers and directors as part of their employment and directorship agreements in the first quarter of 2002. There are no other known grants to be given. The non-employee directors receive a share award each year for their involvement on the Board of Directors. Awards are valued as of the date of grant and that value is an expense to the Company. There was no comparable expense in the first nine months of 2001.This is also a non-cash expense. If an adjustment is made for this expense item, like expenses for LandStar corporate actually decreased by $1,750,000 in a comparison of nine-month periods.

The Company has not secured funding for the asphalt rubber division. Their wages and expenses in the nine months were $358,300 with no offsetting revenue. Subsequent to the quarter the Company has disposed of this division. The sale proceeds will be determined based on discussions and recommendations with the Company Auditors and is expected at a minimum to recover all funds invested in the division to date.

Company management reduced goodwill value due to the continuing losses at the PolyTek companies and the amount of time and money needed to turn two of the plants profitable. The impairment recorded in the second quarter was $3,170,757. During the third quarter, goodwill was further reduced by $5,000,000 due to the voluntary reduction of the debt, by the former owner of PolyTek that was acquired in the acquisition of the PolyTek companies.

The Company has made improvements in its spending for the nine months. Even with the improvements in cost and spending controls, the expense level cannot continue unless another revenue stream is brought on that can absorb some of the corporate overhead. The plants cannot sustain themselves at the present sales levels: therefore the overhead expenses have to be greatly reduced or there needs to be an independent revenue stream that can adequately cover the corporate level of expenditures. That cash flow has not been located and the company continues to lose ground in the payment of current obligations. Credit obligations are very much past terms and have lead to lawsuits and judgments against the Company. The Company’s financial posture must improve dramatically or continuation is very questionable.

The Gain on Debt Settlement relates to the settlement of the lawsuit with Specialty Loaders, Inc. In the settlement the Company was relieved of the debt obligations in exchange for product, excess machinery and the right for Specialty Loaders to deliver tires to the Company for a one-year period.

The translation adjustment relates to the currency change with the Canadian subsidiary.

Three months ended September 30, 2002:

The statements for the three months ending September 30, 2002 have the PolyTek entities consolidated while the same period in 2001 does not.

The only revenue in 2001 was the management fee earned by LandStar for the management of the PolyTek operations. In 2002 the revenue for the three months relates to the sale of crumb rubber and the tire collection fees at the three operating plants.

Cost of goods sold for the three months is the cost related to the production of the crumbing business and the tire collection costs at the three plants. Again, there were no comparable costs in 2001. The three months costs are 32% greater than the price sold for. The Company must change either the costs needed to produce the crumb rubber or negotiate higher sales prices for the product.

Research and development costs for the quarter were $217,304 compared to $13,098 for the same period of 2001. This is due to management’s decision at the end of the first quarter 2002 to revitalize the work concerning devulcanization. In 2001, the devulcanization process was not given as much attention due to management’s responsibilities to the management of the crumb rubber plants.

Selling expenses for the three months relate to the sales efforts at the PolyTek entities and also the asphalt rubber division. PolyTek was not a part of the company in 2001 and there was no asphalt rubber division prior to 2002.

General and administrative expenses for the third quarter of 2002 decreased $250,000 from the same period of 2001. The 2002 figure includes $560,000 relating to the PolyTek companies while the 2001 period had no expenses relating to PolyTek. Therefore, the LandStar related general and administrative expenses decreased from $1,214,291 in the third quarter 2001 to $403,600 in the same period of 2002, or a total decrease of approximately $810,600. Travel decreased $70,000, wages and benefits decreased $208,000 and consulting and professional fees decreased in excess of $212,000. Management continues to reduce costs wherever possible.

Interest expenses increased from $1,686 in 2001 to $115,160 in the third quarter of 2002. LandStar, Inc. had no debt and the acquisition of PolyTek brought with it the debt on the facilities plus the debt since added relating to funds received from the former owner of PolyTek.

 LIQUIDITY AND FINANCIAL RESOURCES

The primary source of liquidity for the Company continues to be advances from a shareholder of the Company and former owner of PolyTek. Funds were mainly utilized for working capital. During the first nine months of 2002, this person injected in excess of fifty percent of the financial sources of the Company. The remaining amounts came from the financing of the receivables. The last amendment to the agreement with this shareholder outlined the final infusion of capital on his part. From that point forward the Company must generate its own working capital or obtain the outside financing to keep the Company in operation. Failure to do so will create the need to further reduce corporate overhead or will place the Company in a more precarious financial position. The ability to continue as a going concern will be dramatically reduced.

Management has had a difficult time securing traditional funding for the expansion of the business as well as the ongoing operation due to the results of LandStar and PolyTek and also because of the general condition of the financial markets.

NEW ACCOUNTING PRONOUNCEMENTS

The following is a summary of recently issued accounting pronouncements.

In June 2001, the Financial Accounting Standards Board (“FASB”) approved for issuance Statement of Financial Accounting Standards (“SFAS”) No. 143, Asset Retirement Obligations.  SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets.

In October 2001, the FASB approved SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  SFAS 144 replaces SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.  The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business.  SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations.

In April 2002, the FASB approved for issuance SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections (“SFAS 145”).  SFAS 145 rescinds previous accounting guidance, which required all gains and losses from extinguishment of debt be classified as an extraordinary item.  SFAS 145 is effective for fiscal years beginning after May 15, 2002.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146).  SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

The Company is currently evaluating whether the adoption of these new accounting standards will effect the Company’s financial position or results of operations.

SUBSEQUENT EVENTS

Effective December 11, 2002, the Company sold its Arizona subsidiaries, Polytek Southwest, Inc. (PSW), Landstar Polymer Asphalt, Inc., and Modified Asphalt Technologies, Inc. to United Trans-Western, Inc. (UTWI) for a nominal dollar amount.  UTWI is a significant shareholder of the Company and has some common Directors and Officers. The sale of the Asphalt Rubber related assets results from the Board of Directors decision to focus Company activities on business directly related to development of the devulcanization technology within the North American licensed territory.

The Company’s decision to sell PSW results from a strategic directive to dispose of ownership of operating facilities on a sale and lease back basis.  PSW had received from a secured lien holder a “Notice of Proposed Distribution of Capital” relating to the plant in Queen Creek, Arizona. The Notice stems from PSW’s default on the Promissory Note and the Security Agreement dated April 23, 1997 and Extension Agreements dated February 27, 2001, October 23,2001, and February 28, 2002. Subsequent to the sales, PSW filed a voluntary petition for creditor protection under provisions of Chapter 11 Reorganization Under the Bankruptcy Code. The Company, through its subsidiary, Landstar Polymer Recovery, Inc., has operated the facility pursuant to a de-facto lease since its acquisition of PolyTek on March 1, 2002. The Company will continue to operate the facility as a tenant of PSW and will seek approval of a long-term lease arrangement as part of the PSW plan of reorganization.

ITEM 3.   CONTROLS AND PROCEDURES

Based upon their review performed within 90 days of the filing date of this document, the Chief Executive Officer and the Chief Financial Officer have concluded that the company’s disclosure controls and procedures are effective. There have been no significant changes in these controls within the reporting period.

PART II.

OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

The Company, as well as PolyTek Rubber and Recycling, Inc., PolyTek Southwest, Inc., PolyTek Oklahoma, Inc. and Polytek Michigan, Inc., was sued by Specialty Loaders, Inc. The Company settled this lawsuit during the third quarter with no cash payment required: product and excess machinery are being transferred as well as our agreement to receive tires from Specialty for a one-year period. These tires will be processed into product that the Company will ultimately sale. The Gain on Debt Settlement in the Statement of Operations relates to this settlement.

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

The Company has other ongoing lawsuits some that have resulted in judgments to the Company. The results of the lawsuits and judgments could be disruptive to the operations of the Company even though the dollars involved are not material. The shortage of financial resources is further complicated with judgments and lawsuits.

ITEM 2.

CHANGES IN SECURITIES

Not applicable.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Set forth below is information concerning each matter submitted to a vote at the Annual Meeting of Shareholders on September 27, 2002.

Proposal No. 1: The shareholders elected each of the following persons as a director to hold office until the 2003 Annual Meeting of Shareholders or until earlier retirement, resignation or removal.

Director’s Name	Votes For	Votes Withheld
Carl Buccellato	30,335,243	10,036,500
D. Elroy Fimrite	30,335,243	10,036,500
Dr. Ian Hadfield	30,335,243	10,036,500
Daniel N. McVicker	30,335,243	10,036,500
Philip Pimlott	30,335,243	10,036,500
Scott Randolph	30,335,243	10,036,500

ITEM 5.

OTHER INFORMATION

Not applicable.

ITEM 6(a).

EXHIBITS

Exhibit Number

Description

99.1

Certification by Chief Executive Officer of the Financial Statements pursuant to Section 1350 of Chapter 63 of the Title 18 of the United States Code

ITEM 6(b).

REPORTS ON FORM 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

Date: December 5, 2002                                                             s/n/s  D. Elroy Fimrite

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

December 5, 2002

s/n/s D. Elroy Fimrite

Chief Executive Officer, President and Chairman of the Board

I.

EXHIBIT 99.1

December 5, 2002

Form of Certification Pursuant to Section 1350 of Chapter 63

of Title 18 of the United States Code

I, D. Elroy Fimrite, the Chief Executive Officer, President and Chairman of the Board of LandStar, Inc., certify that: (i) the September 30, 2002 Form 10-QSB fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and, (ii) the information contained in the September 30, 2002 Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of LandStar, Inc.

s/n/s D. Elroy Fimrite

Chief Executive Officer, President and Chairman of the Board

#