Form 10-K
period 2018-12-31
LandStar, Inc.
filed 2019-04-12
CIK 1068689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

Commission File Number: 000-30542

LANDSTAR, INC.

(Exact name of registrant as specified in its charter)

Nevada	86-0914051
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 J Morris Commons Lane, Suite 105

Morrisville, North Carolina 27560

(Address of principal executive offices, Zip Code)

(919) 858-6542

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.

Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [  ] No [X]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2018: $42,240,144

The number of shares of registrant’s common stock outstanding as of April 12, 2019 was 6,282,678,714.

DOCUMENTS INCORPORATED BY REFERENCE

None.

OTHER INFORMATION

As used in this Annual Report on Form 10-K, the terms “we”, “us”, “our”, “LDSR”, the “registrant”, and the “Company” refer to LandStar, Inc., a Nevada corporation, unless otherwise stated. “SEC” and the “Commission” refers to the Securities and Exchange Commission.

LANDSTAR, INC.

FORM 10-K

YEAR ENDED 31 DECEMBER 2018

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Except for historical information, this Annual Report contains forward-looking statements within the meaning of the federal securities laws. Such forward-looking statements are based on management’s current expectations, assumptions, and beliefs concerning future developments and their potential effect on our business, and are subject to risks and uncertainties that could negatively affect our business, operating results, financial condition, and stock price. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “will,” “would”, “if, “shall”, “might”, “will likely result, “projects”, “goal”, “objective”, or “continues”, or the negative of these terms or other comparable terminology, although the absence of these words does not necessarily mean that a statement is not forward-looking. Additionally, statements concerning future matters such as our business strategy, development of new products, sales levels, expense levels, cash flows, future commercial and financing matters, future partnering opportunities and other statements regarding matters that are not historical are forward-looking statements.

Although the forward-looking statements in this Annual Report reflect our good faith judgment, based on currently available information, they involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in the section titled “Risk Factors.” Moreover, we operate in a very competitive and rapidly-changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, except as required by law, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Annual Report to conform these statements to actual results or to changes in our expectations. You should, however, review the factors and risks we describe in the reports we will file from time to time with the SEC after the date we file this Annual Report. Readers are urged to carefully review and consider the various disclosures made in this Annual Report.

CERTAIN REFERENCES AND NAMES OF OTHERS USED HEREIN

This Annual Report may contain additional trade names, trademarks, and service marks of others, which are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

PART I

ITEM 1.	BUSINESS

Business History

LandStar, Inc. was incorporated as a Nevada corporation on May 4, 1998, for the purpose of purchasing, developing and reselling real property, with its principal focus on the development of raw land. From incorporation through December 31, 1998, LandStar had no business operations and was a development-stage company. LandStar did not purchase or develop any properties and decided to change its business plan and operations. On March 31, 1999, the Company acquired approximately 98.5% of the common stock of Rebound Rubber Corp. pursuant to a share exchange agreement with Rebound Rubber Corp. (“Rebound Rubber”) and substantially all of Rebound Rubber’s shareholders. The acquisition was effected by issuing 14,500,100 shares of common stock, which constituted 14.5% of the 100,000,000 authorized shares of LandStar, and 50.6% of the 28,622,100 issued and outstanding shares on completion of the acquisition. The acquisition was treated for accounting purposes as a continuation of Rebound Rubber under the LandStar capital structure. If viewed from a non-consolidated perspective, on March 31, 1999 LandStar issued 14,500,100 shares for the acquisition of the outstanding shares of Rebound Rubber.

The share exchange with Rebound Rubber (and other transactions occurring in March 1999) resulted in a change of control of LandStar and the appointment of new officers and directors of the Company. These transactions also redefined the focus of the Company on the development and exploitation of the technology to de-vulcanize and reactivate recycled rubber for resale as a raw material in the production of new rubber products. The Company’s business strategy was to sell the de-vulcanized material (and compounds using the materials) to manufacturers of rubber products.

Prior to 2001 the Company had no revenues. In 2001 and 2002 revenues were derived from management services rendered to a rubber recycling company.

In August 2001 the Company amended its Articles of Incorporation to authorize 500,000,000 shares of common stock, $0.001 par value; and, 150,000,000 shares of preferred stock, $0.01 par value. Preferred stock. Preferred shares could be designated into specific classes and issued by action of the Company’s Board of Directors. In May 2008 the Company’s Board established a class of Convertible Preferred Series A (the “Series A”), authorizing 10,000,000 shares. The Series A provided for, among other things, (i) each share of Series A was convertible into 1,000 shares of the Company’s common stock; and, (ii) a holder of Series A was entitled to vote 1,000 shares of common stock for each share of Series A on all matters submitted to a vote by shareholders.

In September 2008 the Company amended its Articles to increase the number of authorized shares to 985,000,000, $0.001 par value. In January 2009 the Company amended its Articles to increase the number of authorized shares to 4,000,000,000, $0.001 par value. In January 2010 the Company once again amended its Articles to increase the number of authorized shares to 8,888,000,000, $0.001 par value.

The Company’s last filing of financial information with the SEC was the Form 10-QSB it filed on December 19, 2002 for the quarter ended 30 September 2002. No other filings were effected with the SEC until the Company filed a Form 15 May 19, 2008, which terminated the Company’s filing obligations with SEC.

The Company was effectively dormant for a number of years. In or around February 2014 there was a change in control when Kevin Hayes acquired 1,000,000 shares of the Series A, and was appointed as the sole director and officer. In or around April 2017 there was another change in control when Kevin Hayes sold the 1,000,000 shares of Series A to Hybrid Titan Management, which then proceeded to assign the Series A to William Alessi. Mr. Alessi was then appointed as the sole director and officer of the Company. Mr. Alessi initiated legal action in his home state of North Carolina to confirm, among other things, his ownership of the Series A; his “control” over the Company; and, the status of creditors of the Company. In or around June 2017 the court entered judgment in favor of Mr. Alessi.

In or around July 2017, while under the majority ownership and management of Mr. Alessi, the Company sought to effect a merger transaction (the “Merger”) under which the Company would be merged into Data443 Risk Mitigation, Inc. (“Data443”). Data443 was formed as a North Carolina corporation in July 2017 under the original name LandStar, Inc. The name of the North Carolina corporation was changed to Data443 in December 2017. In November 2017 the controlling interest in the Company was acquired by our current chief executive officer and sole board member, Jason Remillard, when he acquired all of the Series A shares from Mr. Alessi. In that same transaction Mr. Remillard also acquired all of the shares of Data443 from Mr. Alessi. Mr. Remillard was then appointed as the sole director and sole officer of the Company, and of Data443. Initially, Mr. Remillard sought to recognize the Merger initiated by Mr. Alessi and respect the results of the Merger. The Company relied upon documents previously prepared and proceeded as if the Merger had been effected.

In January 2018 the Company acquired substantially all of the assets of Myriad Software Productions, LLC, which is owned 100% by Mr. Remillard. Those assets were comprised of the software program known as ClassiDocs, and all intellectual property and goodwill associated therewith. This acquisition changed the Company’s status to no longer being a “shell” under applicable securities rules. In consideration for the acquisition, the Company agreed to a purchase price of $1,500,000 comprised of (i) $50,000 paid at closing; (ii) $250,000 in the form of our promissory note; and, (iii) $1,200,000 in shares of our common stock, valued as of the closing, which equated to 1,200,000,000 shares of our common stock. The shares have not yet been issued and are not included as part of the issued and outstanding shares of the Company. However, these shares have been recorded as additional paid in capital within our consolidated financial statements for the period ending 31 December 2018.

In April 2018 the Company amended the designation for its Series A Preferred Stock by providing that a holder of Series A was entitled to (i) vote 15,000 shares of common stock for each share of Series A on all matters submitted to a vote by shareholders; and, (ii) convert each share of Series A into 1,000 shares of our common stock.

In May 2018 the Company amended and restated its Articles of Incorporation. The total authorized number of shares is: 8,888,000,000 shares of common stock, $0.001 par value; and, 50,000,000 shares of preferred stock, $0.001 par value, designated in the discretion of the Board of Directors. The Series A remains in full force and effect.

In June 2018, after careful analysis and in reliance upon professional advisors retained by the Company, it was determined that the Merger had, in fact, not been completed, and that the Merger was not in the best interests of the Company and its shareholders. As such, the Merger was legally terminated. In place of the Merger, in June 2018 the Company acquired all of the issued and outstanding shares of stock of Data443 (the “Share Exchange”). As a result of the Share Exchange, Data443 became a wholly-owned subsidiary of the Company, with both the Company and Data443 continuing to exist as corporate entities. The finances and business conducted by the respective entities prior to the Share Exchange will be treated as related party transactions in anticipation of the Share Exchange. As consideration in the Share Exchange, we agreed to issue to Mr. Remillard: (a) One hundred million (100,000,000) shares of our common stock; and (b) On the eighteen (18) month anniversary of the closing of the Share Exchange (the “Earn Out Date”), an additional 100,000,000 shares of our common stock (the “Earn Out Shares”) provided that Data 443 has at least an additional $1MM in revenue by the Earn Out Date (not including revenue directly from acquisitions). None of our shares of our common stock to be issued to Mr. Remillard under the Share Exchange have been issued. As such, none of said shares are included as part of the issued and outstanding shares of the Company. However, the shares committed to Mr. Remillard have been recorded as common shares issuable and included in additional paid-in capital and the earn out shares have been reflected as a contingent liability for common stock issuable within the consolidated financial statements as of December 31, 2018.

On or about June 29, 2018 we secured the rights to the WordPress GDPR Framework through our wholly owned subsidiary Data443 for a total consideration of €40,001, or $46,521, payable in four payments of €10,000, with the first payment due at closing, and the remaining payments issuable at the end of July, August and September, 2018. All of the payments were made and upon issuance of the final payment, we have the right to enter into an asset transfer agreement for the nominal cost of one euro (€1).

On or about October 22, 2018 we entered into an asset purchase agreement with Modevity, LLC (“Modevity”) to acquire certain assets collectively known as ARALOC™, a software-as-a service (“SaaS”) platform that provides cloud-based data storage, protection, and workflow automation. The acquired assets consisted of intellectual and related intangible property including applications and associated software code, and trademarks. While the Company did not acquire any of the customers or customer contracts of Modevity, the Company did acquire access to books and records related to the customers and revenues Modevity created on the ARALOC™ platform as part of the asset purchase agreement. These assets were substantially less than the total assets of Modevity, and revenues from the platform comprised a portion of the overall sales of Modevity. We are required to create the technical capabilities to support the ongoing operation of this SaaS platform. A substantial effort on the part of the Company is needed continue generating ARALOC™ revenues through development of a sales force, as well as billing and collection processes. We paid Modevity (i) $200,000 in cash; (ii) $750,000, in the form of our 10-month promissory note; and, (iii) 164,533,821 shares of our common stock.

Business Overview

The Company is in the data security business, seeking to operate as a cybersecurity software and services provider. As cybersecurity is a large market place, the Company is focused primarily on the data security sector of the market. Data security and privacy legislation, such as the European Union’s General Data Protection Regulation (“GDPR”), is driving significant investment by organizations to offset risks from data breaches and damaging information disclosures of various types. The Company will seek to provide solutions for the marketplace that are designed to protect data via cloud, hybrid, and on-premise architectures. Sensitive files and emails; confidential customer, patient, and employee data; financial records; strategic and product plans; intellectual property; and, all other data requiring security are the focus of the Company’s suite of security products and protocols, allowing our clients to create, share, and protect their data wherever it is stored.

Data443 delivers its solutions and capabilities via all technical architectures, and in formats designed for each client. Licensing and subscription models are available to conform to customer purchasing requirements. Our solutions are driven by several proprietary technologies and methodologies that we have developed and acquired, giving us our primary competitive advantage.

We intend to sell substantially all of our products and services directly to end-users, though some sales may also be effected through channel partners, including distributors and resellers which sell to end-user customers. We believe that our sales model, which combines the leverage of a channel sales model with our highly trained and professional sales force, will play a significant role in our ability to grow and to successfully deliver our value proposition for data security. While our products serve customers of all sizes, in all industries and all geographies, the marketing focus and majority of our sales focus is on targeting organizations with 100 users or more who can make larger purchases with us over time and have a greater potential lifetime value. We also intend to focus on the European Union as the GDPR has driven increased IT spending as companies seek to securely manage data and comply with the GDPR. Targeted industries include the financial services, healthcare, public, industrial, insurance, energy and utilities, consumer and retail, education, media and entertainment and technology sectors.

Size of Our Market Opportunity

Companies are expected to spend $124 billion worldwide on information security products and services in 2019, and a large portion of that spending is to ensure GDPR compliance. As cloud-based services increase in popularity, that market increases to an estimated $300 billion by 2021. The International Data Corporation’s Data Age 2025: The Evolution of Data to Life-Critical study estimates that the amount of data created in the world will grow to 163 Zettabytes (or 151 trillion gigabytes) in 2025, representing a nearly tenfold increase from the amount created in 2016. They estimate that nearly 20% of that data will be critical to our daily lives (and nearly 10% hypercritical). The study also suggests that by 2025, almost 90% of all data will require a meaningful level of security, but less than half will be secured. Every enterprise and governmental agency will almost certainly require new technologies to protect and manage data.

We believe that the functionalities offered by our programs and services position us to benefit from this growing market. Further, as we continue to grow our business, we believe that we may have opportunities to expand into collateral growing markets, such IT operations management; storage management; and, data integration.

Our Products

We currently have four (4) major product lines, each of which provides features and functionality which enable our clients to fully secure the value of their data. This architecture easily extends through modular functionalities giving our clients the flexibility to select the features they require for their business needs and the flexibility to expand their usage simply by adding a license.

ClassiDocs. ClassiDocs is our flagship/signature product, launched in the First Quarter of 2018. ClassiDocs is enterprise software that runs on premises or in the cloud. It provides our customers with data classification, governance, and discovery across local devices, networks, the cloud, and databases for data that is at rest and in flight. It also allows our customers to respond to 12 of the GDPR Articles.

WordPress GDPR Framework. WordPress GDPR Framework is our data protocol to identify and classify regulated data in the European Union that falls under the GDPR.

ARALOC Suite of Services.

ARALOC Board Meeting Management Software. This software product enables secure distribution of board materials to board members using custom branded and configured applications for iPad, iPhone, Android, PC and Mac.

ARALOC Sales Content Management Software. This software product provides marketing and sales teams with a mobile content management and distribution tool allowing them to increase productivity while engaging their prospects more effectively in order to convert more leads to customers.

ARALOC K-12 Education – E-Learning Digital Publishing Platform. This product is a key technology component in supporting E-Learning, K-12, and continuing education companies for distributing, protecting and tracking any digital training program initiative.

SPARK Employee Communications Program. SPARK enables instant outbound critical messaging to all staff, rapid onboarding of new staff, mobile training, and secure content sharing across multiple devices.

ArcMail. A leader in the enterprise information and email archiving market, ArcMail offers customers a broad array of cost-effective, easy-to-use archiving solutions with comprehensive and tailorable features that ensure secure, compliant email, file, and other electronic data retention, storage, and retrieval.

Key Benefits of Our Products and Services

Protect Data Against Data Breaches and Cyber-attacks.

Highly Scalable and Flexible.

Broad Range of Functionality.

Satisfy Regulatory Compliance.

Usable Across All Major Enterprise Platforms & Systems.

Quick Implementation.

Easy to Use.

Our Growth Strategy

Our objective is to be a leading provider of data security products and services. The following are key elements of our growth strategy:

Acquisitions. We intend to aggressively pursue acquisitions of other cybersecurity software and services providers focused on the data security sector. Targets are companies with a steady client base, as well as companies with complementary product offerings.

Research & Development; Innovation. We intend to increase our spending on research and development in order to drive innovation to improve existing products and to deliver new products. We will work towards proactively identifying and solving the data security needs of our clients.

Grow Our Customer Base. We believe that the continued rise in enterprise data and increased cybersecurity concerns will increase demand for our services and products. We intend to capitalize on this demand by targeting new customers.

Expand Our Sales Force. Continuing to expand our salesforce will be essential to achieving our customer base expansion goals. At the appropriate time, we intend to expand our sales capacity by adding headcount throughout our sales and marketing department.

Focus on EU Opportunities. We believe there is a significant opportunity for our products and services in the EU, and other international markets, in order to enable compliance with the GDPR. We believe that a focus on the international market will be a key component of our growth strategy.

Our Customers

Our current customer base is comprised primarily of the (i) customers purchasing AraLoc products; and, (ii) customers purchasing ArcMail products. Our customers vary greatly in size ranging from small and medium businesses to large enterprises.

Services

Maintenance and Support

Our intended customers will typically purchase software maintenance and support as part of their initial purchase of our products. These maintenance agreements provide customers the right to receive support and unspecified upgrades and enhancements when and if they become available during the maintenance period and access to our technical support services. We will maintain a customer support organization that provides all levels of support to our customers.

Professional Services

While users can easily download, install and deploy our software on their own, we anticipate that certain enterprises will use our professional service team to provide fee-based services, which include training our customers in the use of our products, providing advice on deployment planning, network design, product configuration and implementation, automating and customizing reports and tuning policies and configuration of our products for the particular characteristics of the customer’s environment.

Sales and Marketing

Sales

We intend to sell the majority of our products and services directly to our end users/clients. We will also propose to effect sales through a network of channel partners, which in turn, sell the products they purchase from us. We have a highly trained professional sales force that is responsible for overall market development, including the management of the relationships with our channel partners and supporting channel partners.

Marketing

Our marketing strategy focuses on building our brand and product awareness, increasing customer adoption and demand, communicating advantages and business benefits and generating leads for our channel partners and sales force. We will market our products as a solution for securing and managing file systems and enterprise data and protecting against cyber-attacks. Our internal marketing organization will be responsible for branding, content generation and product marketing. Our marketing efforts will also include public relations in multiple regions, analyst relations, customer marketing, and extensive content development available through our web site and social media outlets.

Seasonality

Our business is not subject to seasonality.

Research and Development

While currently limited, our planned research and development efforts will be focused on improving and enhancing our existing products and services, as well as developing new products, features and functionality. We plan to regularly release new versions of our products which incorporate new features and enhancements to existing ones.

Intellectual Property

We currently make use of the following trademarks in our business:

ClassiDocs

AraLoc

SPARK

Unlike copyrights and patents, trademark rights can last indefinitely so long as the owner continues to use the mark to identify its goods or services. The term of a federal trademark is 10 years, with 10-year renewal terms. The number of years remaining for the federal trademark on the three trademarks we make use of in our business is as follows:

ClassiDocs: Nine (9) years

AraLoc: Five (5) years

SPARK: Has not applied for federal trademark protection. A trademark doesn’t have to be registered with the USPTO to qualify for legal protection.

Despite our efforts to protect our proprietary technologies and intellectual property rights, unauthorized parties may attempt to copy aspects of our products or obtain and use our trade secrets or other confidential information. We generally enter into confidentiality agreements with our employees, consultants, service providers, vendors and customers and generally limit internal and external access to, and distribution of, our proprietary information and proprietary technology through certain procedural safeguards. These agreements may not effectively prevent unauthorized use or disclosure of our intellectual property or technology and may not provide an adequate remedy in the event of unauthorized use or disclosure of our intellectual property or technology. We cannot assure you that the steps taken by us will prevent misappropriation of our trade secrets or technology or infringement of our intellectual property. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the United States, and many foreign countries do not enforce these laws as diligently as government agencies and private parties in the United States.

Competition

The industry in which the Company competes is highly competitive. Many companies offer similar products and services for data security. We may be at a substantial disadvantage to our competitors who have more capital than we do to carry out operations and marketing efforts. We hope to maintain our competitive advantage by offering quality at a competitive price, and by utilizing the experience, knowledge, and expertise of our management team.

We will face competition from more established companies that have competitive advantages, such as greater name recognition, larger sales, marketing, research and acquisition resources, access to larger customer bases and channel partners, a longer operating history and lower labor and development costs, which may enable them to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than we do. Increased competition could result in us failing to attract customers or maintaining them. It could also lead to price cuts, alternative pricing structures or the introduction of products available for free or a nominal price, reduced gross margins, longer sales cycles and loss of market share. If we are unable to compete successfully against current and future competitors, our business and financial condition may be harmed.

Employees

As of December 31, 2018, we had 11 employees and independent contractors, of which 2 were considered to be part of our management team; 1 of those three is our sole director and sole officer, Jason Remillard. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Government regulation

We are subject to the laws and regulations of the jurisdictions in which we operate, which may include business licensing requirements, income taxes and payroll taxes. In general, the development and operation of our business is not subject to special regulatory and/or supervisory requirements.

Going Concern

We are dependent upon the receipt of capital investment and other financing to fund our ongoing operations and to execute our business plan. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our plan of operations. We may be required to obtain alternative or additional financing, from financial institutions or otherwise, in order to maintain and expand our existing operations. The failure by us to obtain such financing would have a material adverse effect upon our business, financial condition and results of operations.

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our independent registered public accounting firm has included an explanatory paragraph in their report in our audited consolidated financial statements for the fiscal year ended December 31, 2018 to the effect that our losses from operations and our negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern within one year after the date that the consolidated financial statements are issued. We may be required to cease operations which could result in our stockholders losing all or almost all of their investment.

Available Information

The Company expects to continue to file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, proxy statements and other information with the SEC. Any materials filed by the Company with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the SEC’s Public Reference Room is available by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains annual, quarterly and current reports, proxy statements and other information that issuers (including the Company) file electronically with the SEC. The Internet address of the SEC’s website is http://www.sec.gov. At some point in the near future we intend to make our reports, amendments thereto, and other information available, free of charge, on a website for the Company. At this time, the Company does not provide a link on its website to such filings, and there is no estimate for when such a link on the Company’s website will be available. Our corporate offices are located at 101 J Morris Commons Lane, Suite 105, Morrisville, North Carolina 27560. Our telephone number is 919-858-6542

ITEM 1A.	RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

The Company received a comment letter dated 27 February 2019 from the SEC in response to our filing of a Form 10 on 11 January 2019. We are preparing to respond to the comment letter and have been in contact with the SEC with regard to the timing of our response.

ITEM 2.	PROPERTIES

The Company’s corporate office is located at 101 J Morris Commons Lane, Suite 105, Morrisville, North Carolina 27560. In January 2019, Data443, a wholly-owned subsidiary of the Company, entered into a five (5) year lease for approximately 5,000 square feet of office space. The Company believes that the office facilities are sufficient for the foreseeable future and this arrangement will remain until we determine there is a need for a change.

ITEM 3.	LEGAL PROCEEDINGS

From time to time we may be involved in litigation relating to claims arising out of the operation of our business in the normal course of business. Other than as described below, as of the date of this Annual Report we are not aware of potential dispute or pending litigation and are not currently involved in a litigation proceeding or governmental actions the outcome of which in management’s opinion would be material to our financial condition or results of operations. An adverse result in these or other matters may have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

On or about April 9, 2018, a Current Report on Form 8-K (the “8-K”) was filed under the name “Landstar, Inc.” The filing was not authorized by the Company and the Company has had no communication with the named filer. The 8-K purports to present financial statements for the years ended December 31, 2017 and 2016, and includes an entry for “long-term debt with interest” for $1,000,000 on the balance sheet. Although the Company is aware of an unsubstantiated claim for a $500,000 debt obligation, the Company is not familiar with the allegations that form the basis for this claim. The Company intends to vigorously dispute this claim.

On 25 February 2019 the Company filed a lawsuit (the “Complaint”) in the United States District Court for the Eastern District of New York. The Complaint was filed against Hubai Chuguan Industry Co., Ltd. (“Chuguan”). The Complaint also names Madison Stock Transfer Inc., the Company’s transfer agent, as a nominal defendant. With the filing of the Complaint, the Company seeks to cancel and return to the status of unissued and authorized shares, 1.5 billion shares of the Company’s common stock which currently stand in the name of Chuguan (the “Shares”). The Company believes that, among other things, the Shares were mistakenly issued and were never delivered to Chuguan; that Chuguan never delivered consideration for the Shares to the Company; and, that Chuguan has no claim of right to the Shares. Although the ultimate outcome of this matter cannot be determined with certainty, the Company believes that its allegations stated in the Complaint are true and correct. The Company intends to vigorously prosecute the Complaint and cancel the Shares, with the Shares then returned to the status of authorized and unissued shares of the Company.

The Company recently received a demand Mina Mar Group, Inc. (“Mina Mar”) for the conversion of a purported $90,000 note purportedly issued by the Company in 2008 and now owned by Mina Mar. The Company has no record of this obligation and there is indication that this purported obligation was ever recorded in the financial records of the Company. The Company believes that any action or collection or conversion of this purported note will be barred by the statute of limitations. As such, the Company has denied the existence and viability of the note, and will vigorously dispute this claim.

The Company also recently received a separate demand from Mina Mar claiming that it also owns one million shares of the Company preferred stock. No stock certificate has been presented by Mina Mar, despite repeated requests for Mina Mar to do so, and there are no records indicating that the Company ever issued these shares to Mina Mar, or to the party from which Mina Mar contends it acquired the shares. Further, we believe that any such claim, if there is one, is barred by the statute of limitations. As such, the Company has rejected the claim to the shares, and the Company will vigorously dispute this claim.

The Company recently received a demand from a former consultant, Don Murray, demanding payment of amounts purportedly owed to Mr. Murray. The Company believes that no amounts are owed to Mr. Murray. The Company continues to review all relevant facts and circumstances and is considering all available legal options.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently quoted on the OTC Pink under the trading symbol “LDSR”. Trading in stocks quoted on the OTC Pink is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Year 2017	High Bid	Low Bid
First Quarter	$0.0001	$0.0001
Second Quarter	$0.0003	$0.0001
Third Quarter	$0.0009	$0.0002
Fourth Quarter	$0.0011	$0.0001

Fiscal Year 2018	High Bid	Low Bid
First Quarter	$0.0266	$0.0005
Second Quarter	$0.0183	$0.0085
Third Quarter	$0.018	$0.0004
Fourth Quarter	$0.0098	$0.0017

Penny Stock Rules

The Securities and Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

A purchaser is purchasing penny stock which limits the ability to sell the stock. Our shares constitute penny stock under the Securities and Exchange Act. The shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document, which:

●	contains a description of the nature and level of risk in the market for penny stock in both public offerings and secondary trading;

●	contains a brief, clear, narrative description of a dealer market, including “bid” and “ask” price for the penny stock and the significance of the spread between the bid and ask price;

●	contains a toll-free telephone number for inquiries on disciplinary actions;

●	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

●	contains such other information and is in such form (including language, type, size and format) as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

●	the bid and offer quotations for the penny stock;

●	the compensation of the broker-dealer and its salesperson in the transaction;

●	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

●	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, shareholders may have difficulty selling their securities.

Reports

We are subject to certain filing requirements and will furnish annual financial reports to our shareholders, audited by our independent registered public accounting firm, and will furnish un-audited quarterly financial reports in our quarterly reports filed electronically with the SEC. All reports and information filed by us can be found at the SEC website, www.sec.gov.

Transfer Agent

The Company has retained Madison Stock Transfer Inc., with an address of 2500 Coney Island Ave, Sub Level Brooklyn, New York 11223, with a telephone number of 718-627-4453, as its transfer agent.

Number of Equity Security Holders

As of April 12, 2019, we had 183 holders of record of our common stock. This does not include beneficial owners holding common stock in street name. As such, the number of beneficial holders of our shares could be substantially larger than the number of shareholders of record.

Dividend Policy

We have never paid dividends and have no current plans to do so. We currently anticipate that we will retain all of our future earnings, if any, for use in the development and expansion of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our Board and will depend upon our results of operations, financial condition, and other factors that the Board, in its discretion, may deem relevant. There are no restrictions, other than applicable law, on the ability of the Board to declare and pay dividends.

Recent Sales of Unregistered Securities

The following information represents securities sold by the Company during the period covered by this Annual Report, and the subsequent period, which were not registered under the Securities Act. Included are sales of reacquired securities, as well as new issues, securities issued in exchange for property, services, or other securities, and new securities resulting from the modification of outstanding securities.

●	On 26 January 2018 the Company agreed to issue $1,200,000 in shares of our common stock, valued as of that date, to Jason Remillard under the transaction in which we acquired substantially all of the assets of Myriad Software Productions, LLC. This equated to 1,200,000,000 shares of our common stock, none of which have been issued to Mr. Remillard. The issuance was exempt under Section 4(a)(2) of the Securities Act.
●	On or about February 6, 2018, the Company entered into a Securities Purchase Agreement (the “SPA”) with Blue Citi LLC (“Blue Citi”) under which Blue Citi would purchase $500,000 in 8% interest accruing, convertible notes, maturing 18 months after issue. Subsequently, the Company and Blue Citi reached a verbal agreement to extend the SPA to $1,000,000. Each note was previously convertible at the option of Blue Citi into common shares at a 25% discount to the lowest trading price during the ten consecutive trading days immediately preceding the date of conversion. See, below, the discussion for the September 30, 2018 transactions involving the Restructuring Agreement and the Consolidated Note.

●	On March 16, 2018, the Company converted $2,000 of a promissory note into 40,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On March 20, 2018, the Company converted $1,750 of a promissory note into 35,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2).

●	On April 18, 2018, the Company converted $3,100 of a promissory note into 62,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On April 19, 2018, the Company converted $3,150 of a promissory note into 63,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On 29 June 2018 the Company agreed to issue 100,000,000 shares of our common stock, and an additional 100,000,000 shares upon satisfaction of certain conditions, to Mr. Remillard under the transaction in which we acquired all of the shares of Data443. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●

Through Data443, we have signed consulting contracts with a team of consultants and advisors, of which, four provide senior leadership to the Company in corporate development, technology development, finance, operations, and sale and marketing, with the others providing services in administration, marketing, sales, and engineering. Additionally, we engage junior and mid-level engineering consultants on a project-by-project basis to further develop technology and to implement services for prospective clients. Collectively, the team is paid approximately $200,000 each quarter. Additionally, we have granted stock and stock options to some of these consultants and advisors as part of their compensation or in lieu of cash to reduce cash outlays. Grants of stock and stock options are awarded selectively to consultants upon their start dates, and every quarter thereafter throughout the term of their engagement at a fixed dollar amount. Each grant of stock and stock options is irrevocable, and some stock grants include registration rights; however, each grant of stock is restricted until the one-year anniversary from the grant date, and each grant of stock options vests on the one-year anniversary of the grant date. For the twelve-month period ended December 31, 2018: (i) 99,876,158 common shares were granted as restricted stock awards; and, (ii) options to purchase 225,658,413 common shares were granted. The exercise prices for the grants of stock options range from $0.0014 to $0.018. One of our consulting contracts is with Myriad Software. Of the shares and options reserved for consultants during the period ending December 31, 2018, approximately 49,424,832 common shares and 28,846,154 in stock options were granted to Myriad Software. Of the approximately $287,084 payable to consultants and advisors in the period ending December 31, 2018, $21,000 of the Company’s consultant expense was due to Myriad Software for services rendered by Jason Remillard during the period. None of the shares committed under this paragraph have been issued as of the date of this Annual Report. These shares have been recorded as common shares issuable and included in additional paid-in capital – stock subscription within our consolidated financial statements for the period ending December 31, 2018, and have not been included in the total number of issued and outstanding shares reflected herein.

●	On July 2, 2018, the Company converted $10,000 of a promissory note into 200,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On August 9, 2018, the Company converted $5,000 of a promissory note into 100,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●

On September 30, 2018, the Company entered into a Debt Restructuring Agreement with Blue Citi (the “Restructuring Agreement”). Pursuant to the Restructuring Agreement, the parties agreed, among other things, to combine all of the Convertible Notes and other amounts owed to Blue Citi into a single note dated 30 September 2018 (the “Consolidated Note”). The Consolidated Note made the Convertible Notes null and void, and provided for, among other things, (i) an original principal amount of $829,680; (ii) 8% annual interest; (iii) 18-month maturity; (iv) reduction in the conversion discount from 25% to 10%, meaning that the Conversion Note, at the option of Blue Citi, is convertible into common shares at a price equal to 90% of the lowest trading price during the ten consecutive trading days immediately preceding the date of conversion; and, (v) Blue Citi waived all known and unknown breaches under the Convertible Notes. The outstanding principal and interest for the Consolidated Note as of December 31, 2018 was $1,023,018. Based on this amount, and the Company’s lowest stock price of $0.0031 per share during the preceding ten-day period, the Consolidated Note is convertible into approximately 330,005,806 shares of our common stock. However, the Consolidated Note contains a limiter prohibiting the holder from converting if the conversion would cause the holder to own more than 4.99% of the Company’s then outstanding common stock after giving effect to the conversion of the stock. The issuance of the Consolidated Note was exempt under Section 4(a)(2) of the Securities Act.

●	On October 12, 2018, the Company issued to AFT Funding Corp. the Company’s promissory note in the amount of $110,000 in exchange for $100,000 in net proceeds. The note provides for a maturity date of July 16, 2019; 8% interest; and, the right of the holder to convert all amounts due into shares of the Company’s common stock at a price equal to 70% of the lesser of (i) the lowest price for our common stock during the 20-days preceding the conversion; or, (ii) the lowest price for our common stock for the 20-days preceding the issuance of the note. The issuance of the note was exempt under Section 4(a)(2) of the Securities Act.

●	On 16 October 2018, the Company converted $20,000 of a promissory note into 400,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On 22 October 2018 the Company agreed to issue 164,533,821 shares of our common stock Modevity, LLC under the transaction in which we acquired certain designated assets of Modevity, LLC. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On October 23, 2018, the Company issued to Smea2z LLC the Company’s promissory note in the amount of $220,000 in exchange for $200,000 in net proceeds. The note provides for a maturity date of July 23, 2019; 8% interest; and, the right of the holder to convert all amounts due into shares of the Company’s common stock at a price equal to 70% of the lesser of (i) the lowest price for our common stock during the 20-days preceding the conversion; or, (ii) the lowest price for our common stock for the 20-days preceding the issuance of the note. The issuance of the note was exempt under Section 4(a)(2) of the Securities Act.

●	On 15 November 2018 the Company converted $5,000 of a promissory note into 100,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	From October 01, 2018 through December 13, 2018, Blue Citi loaned to the Company an additional $175,000, which amount is to be added to the Consolidated Note and subject to the same terms and conditions therein. These amounts added to the Consolidated Note was exempt under Section 4(a)(2) of the Securities Act.

●	On December 20, 2018 the Company issued a total of 252,016,130 restricted shares of its common stock for subscriptions of $500,000. The Company received the entire amount of the proceeds. In connection with the issuance of the shares, the Company also issued to the subscribers warrants to acquire a total of 50,403,226 shares of our common stock at a strike price of $0,003 per share, with a cashless exercise feature and a five (5) year term. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On 15 January 2019 the Company converted $5,000 of a promissory note into 100,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●

On 06 February 2019 the Company agreed to issue a total of 418,451,781 restricted shares of its common stock for subscriptions of $500,000. The Company received the entire amount of the proceeds. In connection with the issuance of the shares, the Company also agreed to issue to the subscribers warrants to acquire a total of 218,413,977 shares of our common stock at a strike price of $0.0029 per share, with a cashless exercise feature and a five (5) year term. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On 07 February 2019 the Company converted $20,000 of a promissory note into 400,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

Repurchase of Equity Securities

None.

Information About Our Equity Compensation Plans

The information required under this heading is incorporated herein by reference to the applicable information set forth in Item 12 of this Annual Report on Form 10-K.

ITEM 6.	SELECTED FINANCIAL DATA

As a Smaller Reporting Company, as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition for the fiscal years ended December 31, 2018 and 2017 should be read in conjunction with our consolidated financial statements, and the notes to those financial statements that are included elsewhere in this Annual Report.

All references to “LandStar”, “we”, “our,” “us” and the “Company” in this Item 7 refer to LandStar, Inc.

The discussion in this section contains forward-looking statements. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “would” or “will” or the negative of these terms or other comparable terminology, but their absence does not mean that a statement is not forward-looking. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which could cause our actual results to differ from those projected in any forward-looking statements we make. Several risks and uncertainties we face are discussed in more detail under “Risk Factors” in Part I, Item 1A of the Form 10 filed by the Company with the SEC on 11 January 2019, or in the discussion and analysis below. You should, however, understand that it is not possible to predict or identify all risks and uncertainties and you should not consider the risks and uncertainties identified by us to be a complete set of all potential risks or uncertainties that could materially affect us. You should not place undue reliance on the forward-looking statements we make herein because some or all of them may turn out to be wrong. We undertake no obligation to update any of the forward-looking statements contained herein to reflect future events and developments, except as required by law. The following discussion should be read in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K.

Overview

LandStar, Inc. was incorporated as a Nevada corporation on May 4, 1998, for the purpose of purchasing, developing and reselling real property, with its principal focus on the development of raw land. From incorporation through December 31, 1998, LandStar had no business operations and was a development-stage company. LandStar did not purchase or develop any properties and decided to change its business plan and operations. On March 31, 1999, the Company acquired approximately 98.5% of the common stock of Rebound Rubber Corp. pursuant to a share exchange agreement with Rebound Rubber Corp. (“Rebound Rubber”) and substantially all of Rebound Rubber’s shareholders. The acquisition was effected by issuing 14,500,100 shares of common stock, which constituted 14.5% of the 100,000,000 authorized shares of LandStar, and 50.6% of the 28,622,100 issued and outstanding shares on completion of the acquisition. The acquisition was treated for accounting purposes as a continuation of Rebound Rubber under the LandStar capital structure. If viewed from a non-consolidated perspective, on March 31, 1999 LandStar issued 14,500,100 shares for the acquisition of the outstanding shares of Rebound Rubber.

The share exchange with Rebound Rubber (and other transactions occurring in March 1999) resulted in a change of control of LandStar and the appointment of new officers and directors of the Company. These transactions also redefined the focus of the Company on the development and exploitation of the technology to de-vulcanize and reactivate recycled rubber for resale as a raw material in the production of new rubber products. The Company’s business strategy was to sell the de-vulcanized material (and compounds using the materials) to manufacturers of rubber products.

Prior to 2001 the Company had no revenues. In 2001 and 2002 revenues were derived from management services rendered to a rubber recycling company.

In August 2001 the Company amended its Articles of Incorporation to authorize 500,000,000 shares of common stock, $0.001 par value; and, 150,000,000 shares of preferred stock, $0.01 par value. Preferred stock. Preferred shares could be designated into specific classes and issued by action of the Company’s Board of Directors. In May 2008 the Company’s Board established a class of Convertible Preferred Series A (the “Series A”), authorizing 10,000,000 shares. The Series A provided for, among other things, (i) each share of Series A was convertible into 1,000 shares of the Company’s common stock; and, (ii) a holder of Series A was entitled to vote 1,000 shares of common stock for each share of Series A on all matters submitted to a vote by shareholders.

In September 2008 the Company amended its Articles to increase the number of authorized shares to 985,000,000, $0.001 par value. In January 2009 the Company amended its Articles to increase the number of authorized shares to 4,000,000,000, $0.001 par value. In January 2010 the Company once again amended its Articles to increase the number of authorized shares to 8,888,000,000, $0.001 par value.

The Company’s last filing of financial information with the SEC was the Form 10-QSB it filed on December 19, 2002 for the quarter ended 30 September 2002. No other filings were effected with the SEC until the Company filed a Form 15 May 19, 2008, which terminated the Company’s filing obligations with SEC.

The Company was effectively dormant for a number of years. In or around February 2014 there was a change in control when Kevin Hayes acquired 1,000,000 shares of the Series A, and was appointed as the sole director and officer. In or around April 2017 there was another change in control when Kevin Hayes sold the 1,000,000 shares of Series A to Hybrid Titan Management, which then proceeded to assign the Series A to William Alessi. Mr. Alessi was then appointed as the sole director and officer of the Company. Mr. Alessi initiated legal action in his home state of North Carolina to confirm, among other things, his ownership of the Series A; his “control” over the Company; and, the status of creditors of the Company. In or around June 2017 the court entered judgment in favor of Mr. Alessi.

In or around July 2017, while under the majority ownership and management of Mr. Alessi, the Company sought to effect a merger transaction (the “Merger”) under which the Company would be merged into Data443 Risk Mitigation, Inc. (“Data443”). Data443 was formed as a North Carolina corporation in July 2017 under the original name LandStar, Inc. The name of the North Carolina corporation was changed to Data443 in December 2017. In November 2017 the controlling interest in the Company was acquired by our current chief executive officer and sole board member, Jason Remillard, when he acquired all of the Series A shares from Mr. Alessi. In that same transaction Mr. Remillard also acquired all of the shares of Data443 from Mr. Alessi. Mr. Remillard was then appointed as the sole director and sole officer of the Company, and of Data443. Initially, Mr. Remillard sought to recognize the Merger initiated by Mr. Alessi and respect the results of the Merger. The Company relied upon documents previously prepared and proceeded as if the Merger had been effected.

In January 2018 the Company acquired substantially all of the assets of Myriad Software Productions, LLC, which is owned 100% by Mr. Remillard. Those assets were comprised of the software program known as ClassiDocs, and all intellectual property and goodwill associated therewith. This acquisition changed the Company’s status to no longer being a “shell” under applicable securities rules. In consideration for the acquisition, the Company agreed to a purchase price of $1,500,000 comprised of (i) $50,000 paid at closing; (ii) $250,000 in the form of our promissory note; and, (iii) $1,200,000 in shares of our common stock, valued as of the closing, which equated to 1,200,000,000 shares of our common stock. The shares have not yet been issued and are not included as part of the issued and outstanding shares of the Company. However, these shares have been recorded as additional paid in capital within our consolidated financial statements for the period ending 30 June 2018.

In April 2018 the Company amended the designation for its Series A Preferred Stock by providing that a holder of Series A was entitled to (i) vote 15,000 shares of common stock for each share of Series A on all matters submitted to a vote by shareholders; and, (ii) convert each share of Series A into 1,000 shares of our common stock.

In May 2018 the Company amended and restated its Articles of Incorporation. The total authorized number of shares is: 8,888,000,000 shares of common stock, $0.001 par value; and, 50,000,000 shares of preferred stock, $0.001 par value, designated in the discretion of the Board of Directors. The Series A remains in full force and effect.

In June 2018, after careful analysis and in reliance upon professional advisors retained by the Company, it was determined that the Merger had, in fact, not been completed, and that the Merger was not in the best interests of the Company and its shareholders. As such, the Merger was legally terminated. In place of the Merger, in June 2018 the Company acquired all of the issued and outstanding shares of stock of Data443 (the “Share Exchange”). As a result of the Share Exchange, Data443 became a wholly-owned subsidiary of the Company, with both the Company and Data443 continuing to exist as corporate entities. The finances and business conducted by the respective entities prior to the Share Exchange will be treated as related party transactions in anticipation of the Share Exchange. As consideration in the Share Exchange, we agreed to issue to Mr. Remillard: (a) One hundred million (100,000,000) shares of our common stock; and (b) On the eighteen (18) month anniversary of the closing of the Share Exchange (the “Earn Out Date”), an additional 100,000,000 shares of our common stock (the “Earn Out Shares”) provided that Data 443 has at least an additional $1MM in revenue by the Earn Out Date (not including revenue directly from acquisitions). None of our shares of our common stock to be issued to Mr. Remillard under the Share Exchange have been issued. As such, none of said shares are included as part of the issued and outstanding shares of the Company. However, the shares committed to Mr. Remillard have been recorded as common shares issuable and included in additional paid-in capital and the earn out shares have been reflected as a contingent liability for common stock issuable within the consolidated financial statements as of December 31, 2018.

On or about 29 June 2018 we secured the rights to the WordPress GDPR Framework through our wholly owned subsidiary Data443 for a total consideration of €40,001, or $46,521, payable in four payments of €10,000, with the first payment due at closing, and the remaining payments issuable at the end of July, August and September, 2018. All of the payments were made and upon issuance of the final payment, we have the right to enter into an asset transfer agreement for the nominal cost of one euro (€1).

On or about October 22, 2018 we entered into an asset purchase agreement with Modevity, LLC (“Modevity”) to acquire certain assets collectively known as ARALOC™, a software-as-a service (“SaaS”) platform that provides cloud-based data storage, protection, and workflow automation. The acquired assets consist of intellectual and related intangible property including applications and associated software code, and trademarks. While the Company did not acquire any of the customers or customer contracts of Modevity, the Company did acquire access to books and records related to the customers and revenues Modevity created on the ARALOC™ platform as part of the asset purchase agreement. These assets were substantially less than the total assets of Modevity, and revenues from the platform comprised a portion of the overall sales of Modevity. We are required to create the technical capabilities to support the ongoing operation of this SaaS platform. A substantial effort on the part of the Company is needed continue generating ARALOC™ revenues through development of a sales force, as well as billing and collection processes. We paid Modevity (i) $200,000 in cash; (ii) $750,000, in the form of our 10-month promissory note; and, (iii) 164,533,821 shares of our common stock.

Recent Accounting Pronouncements

From time-to-time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”), or other standard setting bodies, relating to the treatment and recording of certain accounting transactions. Unless otherwise discussed herein, management of the Company has determined that these recent accounting pronouncements will not have a material impact on the financial position or results of operations of the Company.

Critical Accounting Policies

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements which we have been prepared in accordance with U.S. generally accepted accounting principles. In preparing our consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material.

These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the consolidated financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.

Actual results could differ from those estimates.

While our significant accounting policies are described in more detail in Note 2 of our consolidated annual financial statements included in this Annual Report, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our consolidated financial statements:

Assumption as a Going Concern

Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. However, given our current financial position and lack of liquidity, there is substantial doubt about our ability to continue as a going concern.

Convertible Financial Instruments

The Company bifurcates conversion options from their host instruments and accounts for them as free standing derivative financial instruments if certain criteria are met. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule is when the host instrument is deemed to be conventional, as that term is described under applicable GAAP.

When the Company has determined that the embedded conversion options should not be bifurcated from their host instruments, discounts are recorded for the intrinsic value of conversion options embedded in the instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the transaction and the effective conversion price embedded in the instrument.

Beneficial Conversion Feature

The issuance of the convertible debt issued by the Company (described in Note 4 to the Consolidated Financial Statements) generated a beneficial conversion feature (“BCF”), which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. The Company recognized the BCF by allocating the intrinsic value of the conversion option, which is the number of shares of common stock available upon conversion multiplied by the difference between the effective conversion price per share and the fair value of common stock per share on the commitment date, resulting in a discount on the convertible debt (recorded as a component of additional paid in capital).

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1:	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2:	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3:	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated.

Stock-Based Compensation

We measure the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date. For non-employees, as per ASU No. 2018-7, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, remeasurement is not required. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Stock-based compensation expense is recorded by us in the same expense classifications in the consolidated statements of operations, as if such amounts were paid in cash.

Deferred Tax Assets and Income Taxes Provision

The Company adopted the provisions of paragraph 740-10-25-13 of the FASB Accounting Standards Codification. Paragraph 740-10-25-13 which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses and presently has no revenue-producing business; (b) general economic conditions; and, (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

RESULTS OF OPERATIONS FOR THE TWELVE MONTH PERIOD ENDED DECEMBER 31, 2018 COMPARED TO THE TWELVE MONTH PERIOD ENDED DECEMBER 31, 2017

Revenues

The Company generated $28,772 in revenue for the year ended December 31, 2018, as compared to zero revenue generated for the year ended December 31, 2017.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2018 amounted to $1,067,901 as compared to $24,284 for the year ended December 31, 2017, an increase of $1,043,617. The expenses for the years ended December 31, 2018 and 2017 primarily consisted of management costs, audit and review fees, filing fees, professional fees, and sales expenses in connection with the projected growth of the Company’s business.

Loss on Impairment of Assets

Loss on impairment of assets for the year ended December 31, 2018 was $46,800 as compared to $0 for the year ended December 31, 2017. The loss on impairment of assets represents management’s decision to impair the full carrying cost of the Wordpress GDPR intellectual property purchased in 2018, as it was determined the asset would no longer be utilized in its current form without significant modifications.

Net Loss

The net loss for the year ended December 31, 2018 was $15,091,333 as compared to $328,462 for the year ended December 31, 2017. The net loss for 2018 was mainly derived from general and administrative expenses incurred, and the loss on change in fair value of derivative liability of $13,271,308 associated with convertible notes payable. The net loss for the year ended December 31, 2017 was mainly derived from the fair value of derivative liability of $276,100 associated with convertible notes payable.

Related Party Transactions

The following individuals and entities have been identified as related parties based on their affiliation with our CEO and sole director, Jason Remillard:

Jason Remillard

Myriad Software Productions, LLC

The following amounts were owed to related parties, affiliated with the CEO and Chairman of the Board, at the dates indicated:

	December 31, 2018	December 31, 2017
Jason Remillard	$287,084	$7,990

Myriad Software Productions, LLC	$21,000	$-

Liquidity and Capital Resources

As of December 31, 2018 and 2017, we had cash or cash equivalents in the amount of $324,935 and, $4,478, respectively; and, and a working capital deficit of $12,307,375 and $607,370, respectively. During the last two years, and through the date of this Annual Report, we have faced an increasingly challenging liquidity situation that has severely hamstrung our ability to execute our operating plan. We have generated no revenue until the fourth quarter of 2018, though we have actively prepared to initiate business in the data security market, and we acquired an active business subsequent to December 31, 2017. We have also been required to maintain our corporate existence; satisfy the requirements of being a public company; and, have chosen to become a mandatory filer with the SEC. We will need obtain capital to continue operations. There is no assurance that our Company will be able to secure such funding on acceptable (or any) terms. During the year ended December 31, 2018 and 2017, we reported a net loss of $15,091,333 and $328,462, respectively; and, had negative cash flows from operating activities totaling $1,075,342 and $4,919, respectively, for the same periods. We had a beginning cash balance of $0 as of January 01, 2017, and a beginning cash balance of $4,478 as of January 01, 2018.

As of December 31, 2018, we had assets of cash in the amount of $324,935, and other assets in the amount of $1,788,333. As of December 31, 2018, we had liabilities of $14,422,142. The Company’s accumulated deficit was $21,003,544.

As of December 31, 2017, we had assets of cash in the amount of $4,478, and no other assets as the Company was just commencing operations. As of December 31, 2017, we had liabilities of $611,848. The Company’s accumulated deficit was $5,912,211.

The revenues, if any, generated from our acquisitions alone will not be sufficient to fund our operations or planned growth. We will require additional capital to continue to operate our business, and to further expand our business. Sources of additional capital through various financing transactions or arrangements with third parties may include equity or debt financing, bank loans or revolving credit facilities. We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. Unless the Company can attract additional investment, the future of the Company operating as a going concern is in serious doubt.

We are now obligated to file annual, quarterly and current reports with the SEC pursuant to the Exchange Act. In addition, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the rules subsequently implemented by the SEC and the Public Company Accounting Oversight Board have imposed various requirements on public companies, including requiring changes in corporate governance practices. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities of ours more time- consuming and costly. In order to meet the needs to comply with the requirements of the Securities Exchange Act, we will need investment of capital.

Management has determined that additional capital will be required in the form of equity or debt securities. There is no assurance that management will be able to raise capital on terms acceptable to the Company.

If we are unable to obtain sufficient amounts of additional capital, we may have to cease filing the required reports and cease operations completely. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our shareholders will be reduced, shareholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock.

Going Concern

The consolidated financial statements accompanying this Annual Report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our Company has generated very limited revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the ability of our company to obtain necessary financing to achieve our operating objectives, and the attainment of profitable operations. As of December 31, 2018, our Company has an accumulated deficit of $21,003,544. We do not have sufficient working capital to enable us to carry out our plan of operation for the next twelve months.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the consolidated financial statements for the year ended December 31, 2018, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity or debt securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. There can be no assurance that the Company will be able to raise any additional capital.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Management’s Plans

Our plan is to continue to grow our business through strategic acquisitions, and then expand selling across our subsidiaries and affiliated companies. During the next twelve months, we anticipate incurring costs related to (i) filing of Exchange Act reports; and, (ii) operating our businesses. We will require additional operating capital to maintain and continue operations. We will need to raise additional capital through debt or equity financing, and there is no assurance we will be able to raise the necessary capital.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Landstar, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Landstar, Inc. (“the Company”), as of December 31, 2018 and 2017, and the related statements of operations, changes in stockholder’s deficit and cash flows for the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with U.S generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatements of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Matter of Emphasis

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #3 to the consolidated financial statements, the Company has limited operations and has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Thayer O’Neal Company, LLC

Thayer O’Neal Company, LLC
We have served as the Company’s auditor since 2018
Houston, Texas
April 12, 2019

LANDSTAR, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2018 and 2017

	2018	2017

Assets

Current assets:
Cash	$324,935	$4,478
Prepaid expenses and other current assets	1,500	-

Total current assets	326,435	-

Other noncurrent assets:
Intellectual property, net of accumulated amortization	1,788,333	-

Total assets	$2,114,768	$4,478

Liabilities

Current liabilities:
Accounts payable	$88,627	$84,719
Accrued consulting expense	87,500	-
Deferred revenues	28,951	-
Interest payable	43,394	-
Note payable	600,000	-
Convertible notes payable, net of unamortized discount	161,227	125,000
Derivative liability	12,447,109	295,800
Due to related party	287,084	106,329
Contingent liability	520,000	-

Total current liabilities	14,263,892	611,848

Long-term liabilities:
Convertible notes payable, net of unamortized discount	158,250	-

Total liabilities	14,422,142	611,848

Stockholders’ deficit

Preferred stock, $0.001 par value; 50,000,000 shares authorized; 1,000,000 issued and outstanding as of December 31, 2018 and 2017	1,000	1,000
Common stock, $0.001 par value; 8,888,000,000 shares authorized; 5,112,210,803 and 3,947,676,982 issued and outstanding as of December 31, 2018 and 2017, respectively	5,112,211	3,947,677
Additional paid-in capital	3,582,959	1,356,164
Accumulated deficit	(21,003,544)	(5,912,211)

Total stockholders’ deficit	(12,307,374)	(607,370)

Total liabilities and stockholders’ deficit	$2,114,768	$4,478

The accompanying notes are an integral part of these consolidated financial statements.

LANDSTAR, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended December 31, 2018 and 2017

	2018	2017

Revenue	$28,772	$-

Operating expenses:
General and administrative	1,067,901	24,284
Sales and marketing	1,057,717	27,118
Research and development	104,407	498

Total operating expenses	2,230,025	51,900

Loss from operations	(2,201,253)	(51,900)

Other (expense) income:
Interest expense	(282,483)	(541)
Loss on impairment of asset	(46,800)	-
Other income	10,511	80
Gain on contingent liability	700,000
Loss from change in fair value of derivative liability	(13,271,308)	(276,100)

Net loss	$(15,091,333)	$(328,462)

Net loss per common share, basic and diluted	(0.00)	(0.00)

Weighted-average common shares, basic and diluted	4,362,162,920	3,947,676,982

The accompanying notes are an integral part of these consolidated financial statements.

LANDSTAR, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Deficit

For the Years Ended December 31, 2018 and 2017

	Convertible Preferred Series A		Common Stock		Additional Paid-In	Accumulated	Total Stockholder
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance as of January 1, 2016	1,000,000	$1,000	3,947,676,982	$3,947,677	$1,349,549	$(5,583,750)	$(285,524)

Additional paid-in capital to subsidiary	-	-	-	-	6,615	-	6,615

Net loss	-	-	-	-	-	(328,462)	(328,462)

Balance as of December 31, 2017	1,000,000	1,000	3,947,676,982	3,947,677	1,356,164	(5,912,211)	(607,370)

Acquisition of ARALOCTM	-	-	164,533,821	164,534	735,466	-	900,000

Acquisition of ClassiDocsTM	-	-	-	-	1,200,000	-	1,200,000

Share exchange with related party for Data443					1,220,000		1,220,000

Stock subscriptions	-	-	-	-	500,000	-	500,000

Distribution to shareholder	-	-	-	-	(1,388,545)	-	(1,388,545)

Warrants on stock subscriptions	-	-	-	-	(83,334)	-	(83,334)

Common issued to settle debt	-	-	1,000,000,000	1,000,000	(950,000)	-	50,000

Share-based compensation	-	-	-	-	585,886	-	585,886

Common issuable to consultants	-	-	-	-	407,322		407,322

Net loss	-	-	-	-	-	(15,091,333)	(15,091,333)

Balance as of December 31, 2018	1,000,000	$1,000	5,112,210,803	$5,112,211	$3,582,959	$(21,003,544)	$(12,307,374)

The accompanying notes are an integral part of these consolidated financial statements.

LANDSTAR, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2018 and 2017

	2018	2017

Cash flows from operating activities

Net loss	$(15,091,333)	$(5,475)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from change in fair value of derivative liability	13,271,308	-
Loss on impairment of asset	46,800	-
Gain on contingent liability	(700,000)
Consulting fees settled through common shares issuable	407,322	-
Share-based compensation expense	585,886	-
Amortization	61,667	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,500)	-
Accounts payable	3,908	5,475
Deferred revenues	28,951	-
Accrued interest	43,394	-
Due to related party	180,755	-
Accrued consulting expense	87,500	-

Net cash used in operating activities	(1,075,342)	5,475

Cash flows from investing activities

Acquisitions of intellectual property	(396,800)	-

Net cash used in investing activities	(396,800)	-

Cash flows from financing activities

Proceeds from issuance of convertible notes payable	1,285,000	-
Proceeds from issuance of stock and member distributions	507,599	-

Net cash provided by financing activities	1,792,599	-

Net increase in cash	320,457	-

Cash as of beginning of year	4,478	-

Cash as of end of year	$324,935	$-

Supplemental disclosure of cash flow information:

Cash paid for the year for interest	$511	-

Noncash investing and financing activities

Settlement of convertible notes payable through issuance of common stock	$50,000	$-

Common stock issuable from acquisitions	$2,940,000	$-

Settlement of accrued interest through issuance of convertible notes payable	$19,680	$-

The accompanying notes are an integral part of these consolidated financial statements.

LANDSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD DECEMBER 31, 2018 and DECEMBER 31, 2017

NOTE 1:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description

LandStar, Inc. (the “Company”) was incorporated as a Nevada corporation on May 4, 1998. The Company is developing products that enable secure data, at rest and in flight, across local devices, network, cloud, and databases.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements as of December 31, 2018 include the accounts of the Company and its wholly-owned subsidiary, Data 443 Risk Mitigation, Inc., and the operations of Myriad Software Productions, LLC through September 2018 when it was liquidated. The comparative figures as of December 31, 2017 and for the year then ended include the accounts of the Company and the operations of Data 443 Risk Mitigation, Inc. and Myriad Software Productions, LLC from November 18, 2017 through December 31, 2017. Prior to the acquisition of Data 443 Risk Mitigation, Inc. and the assets of Myriad Software Productions, LLC in 2018, these two entities were controlled by our sole director and officer, Jason Remillard. On November 17, 2017, Mr. Remillard acquired control of LandStar, Inc. through his purchase of all the outstanding Series A preferred shares of the Company, and as a result, these two entities became common controlled entities that requires consolidation of results with the reporting company, LandStar, Inc., from the time common control occurred. All intercompany accounts and activities have been eliminated. These consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company derives revenue primarily from contracts for subscription to access our SaaS platforms and, to a much lesser degree, ancillary services provided in connection with subscription services. The Company’s contracts include the performance obligations that require us to provide access to the platforms. The majority of the Company’s contracts are for subscription to ARALOCTM, hosting of the platform and related services. Custom work for specific deliverables is documented in the statements of work. Customers may enter into subscription and various statements of work concurrently or consecutively. Most of the Company’s performance obligations are not considered to be distinct from the subscription to ARALOCTM, hosting of the platform and related services and are combined into a single performance obligation. New statements of work and modifications of contracts are reviewed each reporting period and significant judgment is applied as to nature and characteristics of the new or modified performance obligations on a contract by contract basis.

Convertible Financial Instruments

The Company bifurcates conversion options from their host instruments and accounts for them as free-standing derivative financial instruments if certain criteria are met. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur, and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule is when the host instrument is deemed to be conventional, as that term is described under applicable U.S. GAAP.

When the Company has determined that the embedded conversion options should not be bifurcated from their host instruments, discounts are recorded for the intrinsic value of conversion options embedded in the instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the transaction and the effective conversion price embedded in the instrument.

Common stock purchase warrants and derivative financial instruments - Common stock purchase warrants and other derivative financial instruments are classified as equity if the contracts (1) require physical settlement or net-share settlement, or (2) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). Contracts which (1) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (2) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (3) that contain reset provisions that do not qualify for the scope exception are classified as liabilities. The Company assesses classification of its common stock purchase warrants and other derivatives at each reporting date to determine whether a change in classification between equity and liabilities is required.

Beneficial Conversion Feature - The issuance of the convertible debt described in Note 4, below, generated a beneficial conversion feature (“BCF”), which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. The Company recognized the BCF by allocating the intrinsic value of the conversion option, which is the number of shares of common stock available upon conversion multiplied by the difference between the effective conversion price per share and the fair value of common stock per share on the commitment date, resulting in a discount on the convertible debt (recorded as a component of additional paid-in capital).

LANDSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD DECEMBER 31, 2018 and DECEMBER 31, 2017

Share-Based Compensation

Employees - The Company accounts for share-based compensation under the fair value method which requires all such compensation to employees, including the grant of employee stock options, to be calculated based on its fair value at the measurement date (generally the grant date), and recognized in the condensed consolidated statement of operations over the requisite service period.

Nonemployees - During June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”) to simplify the accounting for share- based payments to nonemployees by aligning it with the accounting for share-based payments to employees. The Company elected to early adopt ASU 2018-07. Under the requirements of ASU 2018-07, the Company accounts for share-based compensation to non-employees under the fair value method which requires all such compensation to be calculated based on the fair value at the measurement date (generally the grant date), and recognized in the statement of operations over the requisite service period.

The Company recorded approximately $585,886 in nonemployee share-based compensation expense for the year ended December 31, 2018. There was no share-based compensation expense for the year ended December 31, 2017.

Determining the appropriate fair value model and the related assumptions requires judgment. There were no option grants during 2017. During 2018, the fair value of each option grant was estimated using a Black-Scholes option-pricing model on the date of the grant as follows:

Nonemployees

Estimated dividend yield	0.00%
Expected stock price volatility	306%
Weighted-average risk-free interest rate	2.67%
Expected life of options	5.00
Weighted-average fair value per share	$0.0083

The expected volatility represents the historical volatility of the Company’s publicly traded common stock. Due to limited historical data, the Company calculates the expected life based on the mid-point between the vesting date and the contractual term which is in accordance with the simplified method. The expected term for options granted to nonemployees is the contractual life. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of stock options. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero.

Income Taxes

The asset and liability method is used in the Company’s accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. In estimating future tax consequences, all expected future events are considered other than enactment of changes in the tax law or rates.

The Company adopted the provisions of paragraph 740-10-25-13 of the FASB Accounting Standards Codification. Paragraph 740-10-25-13 which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

LANDSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD DECEMBER 31, 2018 and DECEMBER 31, 2017

The determination of recording or releasing tax valuation allowance is made, in part, pursuant to an assessment performed by management regarding the likelihood that the Company will generate future taxable income against which benefits of its deferred tax assets may or may not be realized. This assessment requires management to exercise significant judgment and make estimates with respect to its ability to generate taxable income in future periods.

Fair Value Measurements

The framework for measuring fair value provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).

The three levels of the fair value hierarchy are described as follows:

Level 1	Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.

Level 2	Inputs to the valuation methodology include:

●	quoted prices for similar assets or liabilities in active markets;

●	quoted prices for identical or similar assets or liabilities in inactive markets;

●	inputs other than quoted prices that are observable for the asset or liability;

●	inputs that are derived principally from or corroborated by observable market data by correlation or other means.

If the asset or liability has a specified (contractual) term, the level 2 input must be observable for substantially the full term of the asset or liability.

Level 3	Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

Following is a description of the valuation methodology used for significant liabilities measured at fair value:

Management determined that liabilities created by beneficial conversion features associated with the issuance of certain convertible notes payable (see Note 5), meet the criteria of derivatives and are required to be measured at fair value. The fair value of these derivative liabilities was determined based on management’s estimate of the expected future cash flows required to settle the liabilities. This valuation technique involves management’s estimates and judgment based on unobservable inputs and is classified in level 3.

LANDSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD DECEMBER 31, 2018 and DECEMBER 31, 2017

Derivative liability as of December 31, 2016	$19,700
Change in fair value of derivative liability	276,100

Derivative liability as of December 31, 2017	$295,800

The amount of net loss for the period attributable to the unrealized losses relating to liability still held at the reporting date	$276,100

Derivative liability as of December 31, 2017	$295,800
Additions of new derivatives recognized as debt discounts	1,276,667
Additions of new derivatives recognized as loss on derivatives	716,948
Settled upon conversion of debt (Derivative resolution)	(2,480,000)
Reclassification from APIC to derivative due to tainted instruments	83,334
Loss on change in fair value of derivative liabilities	12,554,360

Derivative liability as of December 31, 2018	$12,447,109
The amount of net loss for the period attributable to the unrealized losses relating to liability still held at the reporting date	10,999,360

Net Loss Per Common Share

The Company calculates net loss per common share as a measurement of the Company’s performance while giving effect to all dilutive potential common shares that were outstanding during the reporting period. As the Company had a net loss for all periods presented, the inclusion of common stock options or other similar instruments would be anti-dilutive. Therefore, the weighted average shares used to calculate both basic and diluted earnings per share are the same.

Segments

Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates and manages its business as one operating segment and all of the Company’s revenues and operations are currently in the United States.

Recently Issued Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 is effective for reporting periods beginning after December 15, 2019 and early adoption is permitted. For the Company, the new standard will be effective on January 1, 2020. ASU 2018-13 modifies prior disclosure requirements for fair value measurement. ASU 2018-13 removes certain disclosure requirements related to the fair value hierarchy, such as removing the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2, modifies existing disclosure requirements related to measurement uncertainty, and adds new disclosure requirements, such as disclosing the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurement. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Internal-Use Software (Subtopic 350-40)—Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (“ASU 2018-15”). ASU 2018-15 is effective for reporting periods beginning after December 15, 2019 and early adoption is permitted. For the Company, the new standard will be effective on January 1, 2020. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license), by requiring a customer in a cloud computing arrangement that is a service contract to capitalize certain implementation costs as if the arrangement was an internal-use software project. The Company is currently evaluating the impact of this new standard and does not expect ASU 2018-15 to have a material effect on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations: Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 changed the definition of a business in an effort to assist entities with evaluating whether a set of transferred assets, liabilities and activities is a business. ASU 2017-01 was effective for the Company on January 1, 2018 and had no impact to the Company’s consolidated financial statements as of adoption date.

LANDSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD DECEMBER 31, 2018 and DECEMBER 31, 2017

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes virtually all of the existing revenue recognition guidance under U.S. GAAP, and requires entities to recognize revenue for the transfer to a customer of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. Subsequent to the issuance of ASU 2014-09, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, ASU 2016-08, Revenue from Contacts with Customers: Principal Versus Agent Considerations, ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, and ASU No. 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients. The additional ASUs clarified certain provisions of ASU 2014-09 in response to recommendations from the Transition Resources Group established by the FASB and extended the required adoption of ASU 2014-09, which was effective for reporting periods beginning after December 15, 2017. The Company adopted the new standard on January 1, 2018 using the modified retrospective method. The Company does not currently have multiple-element arrangements, variable consideration, financing components, significant noncash consideration, or long-term contracts with customers or other items affecting the transaction price. The Company determined that the transaction price is generally fixed and determinable, and collectability is reasonably assured. The Company did not have revenue in 2017 and years prior to 2017. Accordingly, the adoption of ASU 2014-09, as clarified, did not have an effect on the manner or timing of the recognition of the Company’s revenue.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). The provisions of ASU 2016-02 set out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months, regardless of their classification. Leases with a term of 12 months or less will be accounted for in a similar manner as under existing guidance for operating leases. ASU 2016-02 supersedes the previous lease standard, Topic 840, Leases. This guidance is effective for the Company for the year ending December 31, 2020. The Company does not believe implementation of this standard will have an impact on the Company’s consolidated financial statements.

NOTE 2:	RETROSPECTIVE ADJUSTMENTS OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has retrospectively adjusted previously issued financial statements as of December 31, 2017, to reflect the consolidation of common controlled entities. Prior to the acquisition of Data 443 Risk Mitigation, Inc. and the assets of Myriad Software Productions, LLC in 2018, these two entities were controlled by our sole director and officer, Jason Remillard. On November 17, 2017, Mr. Remillard acquired control of LandStar, Inc. through his purchase of all the outstanding Series A preferred shares of the Company, and as a result, these two entities became common controlled entities that requires consolidation of results with the reporting company, LandStar, Inc., from the time common control occurred. The Company has consolidated the balance sheets of these affiliated entities as of the reporting date, as well as the results of operations from November 18, 2017 through December 31, 2017.

The following sets forth the previously reported and restated amounts of selected items within the balance sheet and statement of operations as of and for the year ended December 31, 2017:

	2017
	As Previously Reported	Adjustments	As Adjusted

Cash	$-	$4,478	$4,478
Accounts payable	52,837	31,882	84,719
Due to related party	7,990	98,339	106,329
Additional paid-in capital	1,286,802	69,362	1,356,164
Stockholders’ deficit, December 31, 2017	5,717,106	195,105	5,912,211
Net loss for the year ended December 31, 2017	271,187	57,275	328,462

NOTE 3:	LIQUIDITY AND GOING CONCERN

The accompanying consolidated financial statements have been prepared (i) in accordance with accounting principles generally accepted in the United States, and (ii) assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated significant income to date. The Company is subject to the risks and uncertainties associated with a business with no substantive revenue, as well as limitations on its operating capital resources. These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. In light of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise capital and generate revenue and profits in the future.

During 2018, the Company has made two product acquisitions, ClassiDocs, and ARALOCTM, and completed the acquisition of one entity, Data443 Risk Mitigation, Inc. (“Data443”). The Company is actively seeking new products and entities to acquire, with several candidates identified. The Company has developed, and continues to develop, large scale relationships with cyber security, marketing and product organizations, and to market and promote ClassiDocs and other products the Company may develop or acquire. As of December 31, 2018, the Company had operating losses, negative net working capital, and an accumulated deficit. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LANDSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD DECEMBER 31, 2018 and DECEMBER 31, 2017

NOTE 4:	CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following

	2018	2017

Convertible notes payable
1) Originated in October 2014	$75,000	$125,000
2) Originated in September 2017	985,000	-
3) Originated in October 2018	110,000	-
4) Originated in October 2018	220,000	-
	1,390,000	125,000
Debt discount and debt issuance cost	(1,070,523)	-
	319,477	125,000
Less current portion of convertible notes payable	161,227	125,000
Long-term convertible notes payable	$158,250	$-

During the year ended December 31, 2018 and 2017, the Company recognized interest expense of $43,394 and $0, and amortization of debt discount, included in interest expense of $236,144 and $0, respectively.

1)	Non-interest bearing convertible note held by Blue Citi LLC (“Blue Citi”) for the original principal of $125,000, payable on demand and convertible at the option of the holder into common shares at the conversion price of $0.00005 per share. The outstanding principal for the convertible note was $75,000 and $125,000 as of December 31, 2018 and December 31, 2017. During the year ending December 31, 2018, Blue Citi converted $50,000 of this convertible note into 1,000,000,000 shares of common stock. The embedded conversion feature in this note created a BCF totaling approximately $7,800,000 as of December 31, 2018.

2)	Convertible note held by Blue Citi for a total principal of $985,000 as of December 31, 2018. The note (i) accrues interest at the rate of 8% per annum; (ii) can be converted into shares of our common stock at a 10% discount to the lowest trading price during the ten consecutive trading days immediately preceding the date of conversion (40% discount upon an event of default under the note), and (iii) is due and payable upon the 18-month anniversary of its issuance.

In September 2018, this convertible note was issued to Blue Citi in connection with a restructuring (the “Convertible Note Restructuring”) of previously outstanding convertible notes with Blue Citi. Immediately prior to the issuance of this note, various convertible notes totaling $810,000 were outstanding with Blue Citi, along with associated accrued interest total $19,680.

LANDSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD DECEMBER 31, 2018 and DECEMBER 31, 2017

The Company evaluated the terms of the conversion features of this convertible note in accordance with ASC 815, Derivatives and Hedging, and determined it is indexed to the Company’s common stock and that the conversion features meet the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability. The Company determined the value of the conversion feature using the binomial valuation model as follows:

Expected term	15-18 months
Expected stock price volatility	291-355%
Weighted-average risk-free interest rate	2.63-2.86%
Expected dividend	$0.00

On the issuance date, the fair value of the derivative liability for the note that became convertible amounted to $1,399,179. $976,667 of the value assigned to the derivative liability was recognized as a debt discount on the convertible note which will be amortized over the life of the convertible note while the balance of $422,512 was recognized as a “day 1” derivative loss.

During the year ended December 31, 2018, $1,877,152 was recorded as the change in fair value of the derivative liability within the consolidated statement of operations. As of December 31, 2018 a derivative liability totaling $3,276,331 was recorded.

3)	Convertible note held by SMEA2Z, LLC for a total principal of $220,000 as of December 31, 2018. The note (i) accrues interest at the rate of 8% per annum; (ii) can be converted into shares of our common stock at a 30% discount to the lowest trading price during the twenty consecutive trading days immediately preceding the date of conversion, and (iii) is due and payable upon the 9-month anniversary of its issuance, and (iv) has an original issue discount of $20,000.

The Company evaluated the terms of the conversion features of this convertible note in accordance with ASC 815, Derivatives and Hedging, and determined it is indexed to the Company’s common stock and that the conversion features meet the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability. The Company determined the value of the conversion feature using the binomial valuation model as follows:

Expected term	7-9 months
Expected stock price volatility	164-211%
Weighted-average risk-free interest rate	2.56-2.58%
Expected dividend	$0.00

On the issuance date, the fair value of the derivative liability for the note that became convertible amounted to $367,781. $200,000 of the value assigned to the derivative liability was recognized as a debt discount on the convertible note which will be amortized over the life of the convertible note while the balance of $167,781 was recognized as a “day 1” derivative loss.

During the year ended December 31, 2018, $420,943 was recorded as the change in fair value of the derivative liability within the consolidated statement of operations. As of December 31, 2018, a derivative liability totaling $788,724 was recorded.

4)	Convertible note held by AFT Funding Group, LLC for a total principal of $210,000 as of December 31, 2018. The note (i) accrues interest at the rate of 8% per annum; (ii) can be converted into shares of our common stock at a 30% discount to the lowest trading price during the twenty consecutive trading days immediately preceding the date of conversion, and (iii) is due and payable upon the 9-month anniversary of its issuance, and (iv) has an original issue discount of $10,000.

The Company evaluated the terms of the conversion features of this convertible note in accordance with ASC 815, Derivatives and Hedging, and determined it is indexed to the Company’s common stock and that the conversion features meet the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability. The Company determined the value of the conversion feature using the binomial valuation model as follows:

Expected term	7-9 months
Expected stock price volatility	167-214%
Weighted-average risk-free interest rate	2.56%
Expected dividend	$0.00

LANDSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD DECEMBER 31, 2018 and DECEMBER 31, 2017

As of December 31, 2018, a liability totaling $394,958 was recorded and is included in long-term liabilities. This derivative liability was recorded with $110,000 of the value recognized as a debt discount on the convertible note which will be amortized over the life of the convertible note, and the remaining balance of $79,377 included in the change in fair value of the derivative liability within the consolidated statement of operations as of December 31, 2018.

NOTE 5:	CAPITAL STOCK

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.001, of which 1,000,000 shares have been designated as Series A. As of December 31, 2018 and 2017, 1,000,000 shares of Series A were issued and outstanding. Each share of Series A is (i) convertible into 1,000 shares of common stock, and (ii) entitled to vote 15,000 shares of common stock on all matters submitted to a vote by shareholders voting common stock. All issued and outstanding shares of Series A Preferred Stock are held by Mr. Remillard.

Common Stock

The Company is authorized to issue 8,888,000,000 shares of common stock with a par value of $0.001 per share. All shares have equal voting rights, are non-assessable, and have one vote per share. The total number of shares of Company common stock issued and outstanding as of December 31, 2018 and 2017, respectively, was 5,112,210,803 and 3,947,676,982.

On or about January 26, 2018, the Company committed to issue 1,200,000,000 shares to Myriad, a company wholly owned by the Chief Executive Officer and controlling shareholder Mr. Remillard, as part of the payment for the Company’s purchase of ClassiDocs from Myriad. Those shares will now be issued to Mr. Remillard pursuant to instructions from Myriad. While not yet issued as of this filing, these shares have been recorded as common shares issuable and included in additional paid-in capital within the consolidated financial statements as of December 31, 2018. These shares have not been included in the total number of issued and outstanding shares reflected herein.

During June 2018, the Company committed to issue 100,000,000 shares to Mr. Remillard, and an additional estimated 100,000,000 shares as an earn out, to Mr. Remillard, under the transaction in which the Company acquired all of the shares of Data443. While not yet issued as of this filing, the shares committed to Mr. Remillard have been recorded as common shares issuable and included in additional paid-in capital, and the earn out shares have been reflected as a contingent liability for common stock issuable within the consolidated financial statements as of December 31, 2018. These shares have not been included in the total number of issued and outstanding shares reflected herein.

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.001, of which 1,000,000 shares have been designated as Series A. As of December 31, 2017 and 2016, 1,000,000 shares of Series A were issued and outstanding, and each share of Series A was (i) convertible into 1,000 shares of common stock, and (ii) entitled to vote 1,000 shares of common stock on all matters submitted to a vote by shareholders voting common stock. All issued and outstanding shares of Series A Preferred Stock are held by Mr. Jason Remillard, (“Mr. Remillard”) sole director and sole officer of the Company.

NOTE 6:	INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and deferred tax liabilities are as follows as of December 31:

	2018	2017
Noncurrent:
Deferred tax assets:
Tax loss	$1,776,000	$1,250,100
Valuation allowance	(1,776,000)	(1,250,100)

Total deferred tax assets, noncurrent	$-	$-

LANDSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD DECEMBER 31, 2018 and DECEMBER 31, 2017

The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. During 2018 the valuation allowance increased by $525,900. The Company has net operating and economic loss carry-forwards of approximately $7,772,000 available to offset future federal and state taxable income.

A reconciliation between expected income taxes, computed at the federal income tax rate of 21% applied to the pretax accounting loss, and our blended state income tax rate of 2.0%, and the income tax net expense included in the consolidated statements of operations for the years ended December 31, 2018 and 2017 is as follows:

	2018	2017

Anticipated income tax benefit at statutory rate	$(3,331,900)	(92,200)
State income tax expense, net of federal tax effect	(317,300)	(5,400)
Non-deductible expenses	3,124,600	99,300
Increase/(decrease) in valuation allowance	525,900	(691,400)
Change in federal tax rate	-	707,300
Change in state tax rate	-	(17,400)
Other	(1,300)	(200)

Income tax benefit	$-	$-

The effective tax rate of 3.3% differs from our statutory rate of 23% primarily due to the effect of non-deductible expenses.

NOTE 7:	SHARE-BASED COMPENSATION

Stock Options

During 2018, the Company granted options for the purchase of the Company’s common stock to certain consultants and advisors as consideration for services rendered. The terms of the stock option grants are determined by the Company’s Board of Directors. The Company’s stock options generally vest upon the one-year anniversary date of the grant and have a maximum term of ten years.

The following summarizes the stock option activity for the twelve -month period ended December 31, 2018:

			Weighted-
			Average
	Available for	Options	Exercise
	Grant	Outstanding	Price
Balance as of January 1, 2018	-	-	$-
Authorization of awards	225,658,413	-	-
Grants of stock options	(225,658,413)	225,658,413	0.0046
Cancelled stock options	-	(90,338,859)	0.0043
Balance as of December 31, 2018	-	135,319,554	$0.0046

LANDSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD DECEMBER 31, 2018 and DECEMBER 31, 2017

The following summarizes certain information about stock options vested and expected to vest as of December 31, 2018:

		Weighted-Average	Weighted-
		Remaining	Average
	Number of	Contractual Life	Exercise
	Options	(In Years)	Price
Outstanding	135,319,554	9.74	$0.0048

Exercisable	-	-	-

Expected to vest	135,319,554	9.74	$0.0048

As of December 31, 2018, there was approximately $413,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements which is expected to be recognized within the next year.

Restricted Stock Awards

During 2018, the Company issued restricted stock awards for shares of common stock which have been reserved for the holders of the awards. Restricted stock awards were issued to certain consultants and advisors as consideration for services rendered. The terms of the restricted stock units are determined by the Company’s Board of Directors. The Company’s restricted stock shares generally vest over a period of one year and have a maximum term of ten years.

The following summarizes the non-vested restricted stock activity for the year ended December 31, 2018:

		Weighted-Average
	Shares	Fair Value
Non-vested as of January 1, 2018	-	-
Shares of restricted stock reserved	99,876,158	0.0051
Non-vested as of December 31, 2018	99,876,158	0.0051

Share-based compensation expense for restricted stock grants during the year ended December 31, 2018, was approximately $351,000.

As of December 31, 2018, there was approximately $291,000 of total unrecognized compensation cost related to non-vested share-based compensation, which is expected to be recognized over the next year.

NOTE 8:	RELATED PARTY TRANSACTIONS

Jason Remillard is our sole director and sole director. Through his ownership of Series A Preferred Shares, Mr. Remillard has voting control over all matters to be submitted to a vote of our shareholders.

In January 2018 the Company acquired substantially all of the assets of Myriad Software Productions, LLC, which is owned 100% by Mr. Remillard. Those assets were comprised of the software program known as ClassiDocs, and all intellectual property and goodwill associated therewith. This acquisition changed the Company’s status to no longer being a “shell” under applicable securities rules. In consideration for the acquisition, the Company agreed to a purchase price of $1,500,000 comprised of (i) $50,000 paid at closing; (ii) $250,000 in the form of our promissory note; and, (iii) $1,200,000 in shares of our common stock, valued as of the closing, which equated to 1,200,000,000 shares of our common stock. The shares have not yet been issued and are not included as part of the issued and outstanding shares of the Company. However, these shares have been recorded as additional paid in capital within our consolidated financial statements for the period ending 31 December 2018.

In June 2018 the Company acquired all of the issued and outstanding shares of stock of Data443 Risk Mitigation, Inc. (the “Share Exchange”). 100% of the shares of Data443 was owned by Mr. Remillard. As a result of the Share Exchange, Data443 became a wholly-owned subsidiary of the Company, with both the Company and Data443 continuing to exist as corporate entities. The finances and business conducted by the respective entities prior to the Share Exchange will be treated as related party transactions in anticipation of the Share Exchange. As consideration in the Share Exchange, we agreed to issue to Mr. Remillard: (a) One hundred million (100,000,000) shares of our common stock; and (b) On the eighteen (18) month anniversary of the closing of the Share Exchange (the “Earn Out Date”), an additional 100,000,000 shares of our common stock (the “Earn Out Shares”) provided that Data 443 has at least an additional $1MM in revenue by the Earn Out Date (not including revenue directly from acquisitions). None of our shares of our common stock to be issued to Mr. Remillard under the Share Exchange have been issued. As such, none of said shares are included as part of the issued and outstanding shares of the Company. However, the shares committed to Mr. Remillard have been recorded as a contingent liability for common shares issuable within the consolidated financial statements as of December 31, 2018. This contingent liability was originally recorded based on the current market value per share on the date of the agreement and has been revalued at the market value per share as of December 31, 2018. The contingent liability was recorded during 2018 as follows:

2018
Contingent liability for common shares issuable:

Original liability on date of agreement	$1,220,000
Gain on contingent liability	(700,000)

Contingent liability for common shares issuable	$520,000

During 2018 and 2017, Mr. Remillard made certain advances to the Company totaling $287,084 and $106,329, respectively, to be used for operating expenses. As of December 31, 2018, $28,084 was included in due from related party for those advances.

NOTE 9:	SUBSEQUENT EVENTS

On 15 January 2019 the Company converted $5,000 of a promissory note into 100,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On 06 February 2019 the Company agreed to issue a total of 418,451,781 restricted shares of its common stock for subscriptions of $500,000. The Company received the entire amount of the proceeds. In connection with the issuance of the shares, the Company also agreed to issue to the subscribers warrants to acquire a total of 218,413,977 shares of our common stock at a strike price of $0.0029 per share, with a cashless exercise feature and a five (5) year term. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On 07 February 2019 the Company converted $20,000 of a promissory note into 400,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On 07 February 2019, the Company entered into an Exclusive License and Management Agreement (the “License Agreement”) with WALA, INC., which conducts business under the name ArcMail Technology (“ArcMail”). Under the License Agreement the Company was granted the exclusive right and license to receive all benefits from the marketing, selling and licensing, of the ArcMail business products, including, without limitation, the good will of the business. Rory Welch, the CEO of ArcMail (“Welch”), shall continue to serve as ArcMail’s CEO. The term of the License Agreement is twenty-seven (27) months, with the following payments to be made by the Company to ArcMail: (i) $200,000 upon signing the License Agreement; (ii) monthly payments starting 30-days after the execution of the License Agreement in the amount of $25,000 per month during months 1-6; (iii) monthly payments in the amount of $30,000 per month during months 7-17; and, (iv) on month 18, final payment in the amount of $765,000. In connection with the execution of the License Agreement, two other agreements were also executed: (a) a Stock Purchase Rights Agreement, under which the Company has the right, though not the obligation, to acquire 100% of the issued and outstanding shares of stock of ArcMail from Welch (the right can be exercised over a period of 27-months); and, (b) a Business Covenants Agreement, under which ArcMail and Welch agreed to not compete with the Company’s use of the ArcMail business under the License for a period of twenty four (24) months.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Jason Remillard (“Remillard”), who serves as our Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on its evaluation, management concluded as of December 31, 2018 that our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting, described below in Management’s Report on Internal Control Over Financial Reporting. Notwithstanding the identified material weaknesses, management believes the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Management’s Report on Internal Control Over Financial Reporting

Remillard, as our Principal Executive Officer and Principal Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. An evaluation was performed of the effectiveness of the Company’s internal control over financial reporting. The evaluation was based on the framework in 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the criteria set forth in 2013 Internal Control — Integrated Framework, our management concluded that, as of December 31, 2018 our internal control over financial reporting was not effective because of the identification of material weaknesses described as follows:

●	We did not have controls designed to validate the completeness and accuracy of underlying data used in the determination of accounting transactions. Accordingly, we believe we have a material weakness because there is a reasonable possibility that a material misstatement to the interim or annual consolidated financial statements would not be prevented or detected on a timely basis.

●	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

●	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

●	We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

●	We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

Management of the Company is committed to improving its internal controls and will (i) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities; (ii) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel; (iii) seek to add a full-time Chief Financial Officer to replace Mr. Remillard when the Company has adequate financial resources; and, (iv) may consider appointing outside directors and audit committee members in the future.

Management has discussed the material weaknesses noted above with our independent registered public accounting firm. Due to the nature of these material weaknesses, it is reasonably possible that misstatements which could be material to the annual or interim consolidated financial statements could occur that would not be prevented or detected during our financial close and reporting process.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Regarding Our Board of Directors

Pursuant to our Bylaws, the number of directors is fixed and may be increased or decreased from time to time by resolution of our Board of Directors (the “Board”). The Company currently has one individual serving on the Board (Mr. Remillard). The Company will seek to fill vacancies on the Board as it executes on its business plan and is able to fund the cost of errors and omissions insurance coverage for the Board.

Information with respect to our current directors is shown below.

Name	Age	Director Since	Position(s) Held

Jason Remillard	44	2017	President; Chief Executive Officer; Chairman; Chief Financial Officer; Secretary

Set forth below is a brief description of the background and business experience of our sole executive officer and director for the past five years.

Jason Remillard: Mr. Remillard started his career in the early 1990’s with an internet service provider, Mr. Remillard has led software organizations of all sizes throughout his career. In addition to product management, development, and marketing, he has delivered strategic consulting for leading organizations worldwide and in both cyber-security and IT operations capabilities. He has had a distinguished career of over 25-years in the business of enterprise information technology, providing services world-wide. He has been on all three of the recognized aspects of information technology: (i) as a vendor; (ii) as an implementer; and, (iii) as the customer. Mr. Remillard has developed, delivered, and sold pervasive solutions and products for companies culminating in four successful market exits.

Immediately prior to forming Data443, Mr. Remillard focused on building an award-winning data privacy and compliance product – ClassiDocs™. During this period he focused on enterprise customer relationships, strategic industry partnerships and setting the foundation for a new and unique entry into the global and growing data privacy and compliance marketplace. Prior to this, he relocated to New York City to serve as VP of Security Architecture and Engineering for Deutsche Bank and managed a large and complex portfolio of technology and staff globally, including risk management, data security and enterprise compliance programs. During the last five years Mr. Remillard also led a large global diversified security products portfolio for Dell Software (formerly Quest Software), with over 4,000 active customers, development & marketing teams, and international distribution channels. In addition to Mr. Remillard’s previous years as a management consultant for IBM Corporation, he has also developed, marketed and successfully managed five other startups in the cyber security space. With almost 30 years of enterprise IT, business development and product sales experience, Mr. Remillard continues to execute on his vision of simplifying important security capabilities to protect important assets.

Mr. Remillard holds an MBA from the Richard Ivey School of Business (London, ON Canada). He is also a Certified Information Systems Security Professional (CISSP). Mr. Remillard is a founding member of the Blockchain Executive Group; former VP of CISO Global Security Architecture and Engineering at Deutsche Bank; Senior Product Manager for Dell/Quest Software; Management Consultant for IBM; and, Strategic Consultant for RBC Bank, TD Bank. Based upon his experience, and expertise, in the data security space, Mr. Remillard lends himself to be an ideal candidate to head the Company and serve on the Board.

Family Relationships

None.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the Forms 3, 4 and 5 filed during fiscal year ended December 31, 2018, we believe that as of December 31, 2018 our executive officers, directors and greater than 10 percent beneficial owners have complied on a timely basis with all Section 16(a) filing requirements.

Corporate Governance

Board Committees and Charters

Audit Committee

We do not currently have a separately constituted audit committee. We will consider forming an Audit Committee in fiscal 2019 and if appropriate will commence a search for new qualified board members, one of whom will meet the definition of an “audit committee financial expert”. The board of directors will also consider adopting a written audit committee charter.

Compensation Committee

We do not currently have a separately constituted compensation committee. Our board of directors has not yet determined whether to create a compensation committee.

Nominating Committee

We do not currently have a separately constituted nominating committee. Our board of directors has not yet determined whether to create a nominating committee.

Code of Business Conduct

We have not yet adopted a Code of Business Conduct, which would apply to our chief executive officer and chief financial officer, or to all directors and employees. Our board of directors plans to adopt a Code of Business Conduct as soon as practicable.

Board Diversity

While we do not have a formal policy on diversity, our board of directors considers diversity to include the skill set, background, reputation, type and length of business experience of our board of directors members, as well as, a particular nominee’s contributions to that mix. Our board of directors believes that diversity brings a variety of ideas, judgments, and considerations that can benefit our shareholders and us.

Stockholder Communications

We do not have a formal policy regarding communications with our board of directors, or for the consideration of director candidates recommended by shareholders. To date, no shareholders have made any such recommendations.

ITEM 11.	EXECUTIVE COMPENSATION

Named Executive Officers

Our named executive officers for fiscal 2017 was William Alessi. Mr. Alessi served as the Company’s Chief Executive Officer; Chief Financial Officer; and, Secretary.

Our named executive officers for fiscal 2018 was Jason Remillard. Mr. Remillard serves as our President; Chief Executive Officer; Chief Financial Officer; Secretary; and, Chairman. Mr. Alessi and Mr. Remillard are collectively referred to herein as (the “Named Executive Officers”).

Summary Compensation Table

The following table summarizes the compensation of our Named Executive Officers during fiscal 2017 and 2018:

Name & Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
William Alessi;
CEO, CFO, Sole
Board Member	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Jason Remillard; President; CEO; CFO; Sole Board Member	2018	-0-	-0-	$180,000	$132,692	$78,500	-0-	-0-	$391,192

Outstanding Equity Awards At Fiscal Year-End

As of December 31, 2017, there were no outstanding equity awards. As of December 31, 2018, the Company recorded approximately $585,886 in nonemployee share-based compensation expense, summarized as follows:

Stock Options

During 2018, the Company granted options to purchase common stock to certain consultants and advisors as consideration for services rendered. The terms of the stock option grants are determined by the Company’s Board of Directors. The Company’s stock options generally vest upon the one-year anniversary date of the grant and have a maximum term of ten years.

The following summarizes the stock option activity for the twelve -month period ended December 31, 2018:

			Weighted-
			Average
	Available for	Options	Exercise
	Grant	Outstanding	Price
Balance as of January 1, 2018	-	-	$-
Authorization of awards	225,658,413	-	-
Grants of stock options	(225,658,413)	225,658,413	0.0046
Cancelled stock options	-	(90,338,859)	0.0043
Balance as of December 31, 2018	-	135,319,554	$0.0046

The following summarizes certain information about stock options vested and expected to vest as of December 31, 2018:

		Weighted-Average	Weighted-
		Remaining	Average
	Number of	Contractual Life	Exercise
	Options	(In Years)	Price
Outstanding	135,319,554	9.74	$0.0048

Exercisable	-	-	-

Expected to vest	135,319,554	9.74	$0.0048

As of December 31, 2018, there was approximately $413,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements which is expected to be recognized within the next year.

Restricted Stock Awards

During 2018, the Company issued restricted stock awards for shares of common stock which have been reserved for the holders of the awards. Restricted stock awards were issued to certain consultants and advisors as consideration for services rendered. The terms of the restricted stock units are determined by the Company’s Board of Directors. The Company’s restricted stock shares generally vest over a period of one year and have a maximum term of ten years.

The following summarizes the non-vested restricted stock activity for the year ended December 31, 2018:

		Weighted-Average
	Shares	Fair Value
Non-vested as of January 1, 2018	-	-
Shares of restricted stock reserved	99,876,158	0.0051
Non-vested as of December 31, 2018	99,876,158	0.0051

Share-based compensation expense for restricted stock grants during the year ended December 31, 2018, was approximately $351,000.

As of December 31, 2018, there was approximately $291,000 of total unrecognized compensation cost related to non-vested share-based compensation, which is expected to be recognized over the next year.

Employment Agreements and Change-in-Control Arrangements

We have not entered into employment agreements or change-in-control arrangements with any of our executive officers. Each of our executive officers is an at-will employee and their employment relationship with us may be terminated at any time.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Company or any of its subsidiaries, if any.

Director Compensation

Our Board of Directors does not currently receive any consideration for their services as members of the Board of Directors. The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock-based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Executive Compensation Philosophy

Our Board of Directors determines the compensation given to our executive officers in their sole determination. Our Board of Directors reserves the right to pay our executive or any future executives a salary, and/or issue them shares of common stock in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock-based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

Incentive Bonus

The Board of Directors may grant incentive bonuses to our executive officer and/or future executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

Long-term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award our executive and any future executives with long-term, stock-based compensation in the future, at the sole discretion of our Board of Directors, which we do not currently have any immediate plans to award.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 12, 2019, certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

	Number of Shares		Percentage of
Name & Address (1)	Beneficially Owned (2)		Outstanding Shares (2)

Executive Officers & Directors
Jason Remillard	2,300,000,000	(3)	26.8	%(4)

All current executive officers and directors as a group (1 person)	2,300,000,000		26.8%

5% Shareholders
Jason Remillard	2,300,000,000		26.8%

(1) The mailing address for each person is c/o LandStar, Inc., 101 J Morris Commons Lane, Suite 105, Morrisville, North Carolina 27560.

(2) Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60-days of the date of this table. In determining the percent of common stock owned by a person or entity as of the date of this Annual Report (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding as of the date of this Annual Report, which is 6,282,678,714 shares, and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(3) Includes (i) 1,000,000,000 shares which would be issued to Mr. Remillard upon conversion of his Series A Preferred Stock; (ii) 1,200,000,000 shares to be issued to Mr. Remillard from the Myriad acquisition; and, (iii) 100,000,000 shares to be issued to Mr. Remillard from the Data443 acquisition.

(4) Based upon assuming 8,582,678,714 issued and outstanding shares.

Changes in Control

We are not aware of any arrangements that may result in “changes in control” as that term is defined by the provisions of Item 403 of Regulation S.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Jason Remillard is our sole director and sole director. Through his ownership of Series A Preferred Shares, Mr. Remillard has voting control over all matters to be submitted to a vote of our shareholders.

In January 2018 the Company acquired substantially all of the assets of Myriad Software Productions, LLC, which is owned 100% by Mr. Remillard. Those assets were comprised of the software program known as ClassiDocs, and all intellectual property and goodwill associated therewith. This acquisition changed the Company’s status to no longer being a “shell” under applicable securities rules. In consideration for the acquisition, the Company agreed to a purchase price of $1,500,000 comprised of (i) $50,000 paid at closing; (ii) $250,000 in the form of our promissory note; and, (iii) $1,200,000 in shares of our common stock, valued as of the closing, which equated to 1,200,000,000 shares of our common stock. The shares have not yet been issued and are not included as part of the issued and outstanding shares of the Company. However, the shares committed to Mr. Remillard have been recorded as a contingent liability for common shares issuable within the consolidated financial statements as of December 31, 2018.

In June 2018 the Company acquired all of the issued and outstanding shares of stock of Data443 Risk Mitigation, Inc. (the “Share Exchange”). 100% of the shares of Data443 was owned by Mr. Remillard. As a result of the Share Exchange, Data443 became a wholly-owned subsidiary of the Company, with both the Company and Data443 continuing to exist as corporate entities. The finances and business conducted by the respective entities prior to the Share Exchange will be treated as related party transactions in anticipation of the Share Exchange. As consideration in the Share Exchange, we agreed to issue to Mr. Remillard: (a) One hundred million (100,000,000) shares of our common stock; and (b) On the eighteen (18) month anniversary of the closing of the Share Exchange (the “Earn Out Date”), an additional 100,000,000 shares of our common stock (the “Earn Out Shares”) provided that Data 443 has at least an additional $1MM in revenue by the Earn Out Date (not including revenue directly from acquisitions). None of our shares of our common stock to be issued to Mr. Remillard under the Share Exchange have been issued. As such, none of said shares are included as part of the issued and outstanding shares of the Company. However, the shares committed to Mr. Remillard have been recorded as a contingent liability for common shares issuable within the consolidated financial statements as of December 31, 2018.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officer(s), Director(s) and significant stockholders. We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof. On a moving forward basis, our Directors will continue to approve any related party transaction.

Director Independence

Our Board of Directors is currently composed of a single member, Jason Remillard, who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table provides information regarding the fees billed to us by Thayer O’Neal Company, LLC in the years ended December 31, 2018 and 2017. All fees described below were approved by Board:

	For the years ended December 31
	2018	2017
Audit Fees (1)	$24,559	$-0-

Audit Related Fees (2)	-0-	-0-

Tax Fees (3)	-0-	-0-

All Other Fees (4)	-0-	-0-

Total Fees:	$24,559	$-0-

(1)	Audit Fees include fees for services rendered for the audit of our consolidated financial statements, included in our Annual Report on Form 10-K.

(2)	Audit Related Fess consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

(3)	Tax Fees consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees consists of fees for other miscellaneous items.

Pre-Approval Policies and Procedures

The policy of our Board is to pre-approve all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax services, and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The independent auditor and management are required to periodically report to the Board regarding the extent of services provided by the independent auditor in accordance with this pre-approval. Any proposed services not included within the list of pre-approved services or any proposed services that will cause the Company to exceed the pre-approved aggregate amount requires specific pre-approval by the Board.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	The Company’s consolidated financial statements and related notes thereto are listed and included in this Annual Report (Item 8).

	(2)	Schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

	(3)	The following exhibits are filed as part of this Annual Report pursuant to Item 601 of Regulation S-K:

Exhibit Number	Description of Document

2.1	Share Exchange Agreement dated December 31, 1998, by and between the Company and Rebound Corp., incorporated by reference to Exhibit 10.7 to Form 10-SB/A as filed by the Company with the Securities and Exchange Commission on January 7, 2000.

3.1	Articles of Incorporation of the Company, dated May 04, 1998, incorporated by reference to Exhibit 3(I) to Form 10-SB as filed by the Company with the Securities and Exchange Commission on January 4, 2000.

3.2	Amended and Restated Articles of Incorporation of the Company, dated May 01, 2018, incorporated by reference to Exhibit 3.2 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

3.3	Certificate of Designation for Preferred Series A Stock of the Company, dated May 28, 2008, incorporated by reference to Exhibit 3.3 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

3.4	Amendment to Certificate of Designation for Preferred Series A Stock of the Company, dated April 27, 2018, incorporated by reference to Exhibit 3.4 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

3.5	Bylaws of the Company, incorporated by reference to Exhibit I to Form 10-SB as filed by the Company with the Securities and Exchange Commission on January 4, 2000.

4.1	Convertible Note issued by the Company on October 17, 2014 in favor of Atlantic Holding Corp. in the original principal amount of $125,000 incorporated by reference to Exhibit 4.1 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

4.2	8% Convertible Redeemable Note issued by the Company on October 16, 2018 in favor of AFT Funding Corp. in the original principal amount of $110,000 incorporated by reference to Exhibit 4.2 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

4.3	8% Convertible Redeemable Note issued by the Company on October 23, 2018 in favor of Smea2Z LLC in the original principal amount of $220,000 incorporated by reference to Exhibit 4.3 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.1	Asset Purchase Agreement dated January 26, 2018 by and between Myriad Software Productions, LLC and Data443 Risk Management, Inc., incorporated by reference to Exhibit 10.1 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.2	Secured Promissory Note dated January 26, 2018 issued by Data443 Risk Management, Inc. in favor of Myriad Software Productions, LLC in the original principal amount of $250,000, incorporated by reference to Exhibit 10.2 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.3	Security Agreement dated January 26, 2018 executed by Data443 Risk Management, Inc. in favor of Myriad Software Productions, LLC, incorporated by reference to Exhibit 10.3 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.4	Share Exchange Agreement dated June 29 2018 by and between LandStar, Inc.; Data443 Risk Mitigation, Inc.; and, Jason Remillard, incorporated by reference to Exhibit 10.4 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.5	Asset Purchase Agreement dated October 22, 2018 by and between Data443 Risk Mitigation, Inc.; Modevity, LLC; and, Jim Coyne, incorporated by reference to Exhibit 10.5 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.6	Secured Promissory Note dated October 22, 2018 issued by Data443 Risk Management, Inc. in favor of Modevity, LLC in the original principal amount of $750,000, incorporated by reference to Exhibit 10.6 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.7	Security Agreement dated October 22, 2018 executed by Data443 Risk Management, Inc. in favor of Modevity, LLC, incorporated by reference to Exhibit 10.7 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.8	Debt Restructuring Agreement dated September 30, 2018 by and between LandStar, Inc. and Blue Citi LLC, incorporated by reference to Exhibit 10.8 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.9	Consolidated Note dated September 30, 2018 issued by LandStar, Inc. in favor of Blue Citi LLC Modevity, LLC in the original principal amount of $829,680, incorporated by reference to Exhibit 10.9 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.10	Form of Common Stock Purchase Agreement executed in connection with the issuance in December 2018 of 252.016,130 shares of the Company’s common stock in exchange for $500,000, incorporated by reference to Exhibit 10.10 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.11	Form of Common Stock Purchase Warrant issued in December 2018 in connection with the Common Stock Purchase Agreement and the issuance thereunder, for a total of 50,403,226 warrants, incorporated by reference to Exhibit 10.11 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.12

Form of Exclusive License and Management Agreement entered into with Wala, Inc. on 07 February 2019, incorporated by reference to Exhibit 10.1 to Form 8-K as filed by the Company with the Securities and Exchange Commission on 11 February 2019.

10.13	Form of Stock Purchase Rights Agreement entered into with Rory Welch on 07 February 2019, incorporated by reference to Exhibit 10.2 to Form 8-K as filed by the Company with the Securities and Exchange Commission on 11 February 2019.

10.14	Form of Business Covenants Agreement entered into with Wala, Inc. and Rory Welch on 07 February 2019, incorporated by reference to Exhibit 10.3 to Form 8-K as filed by the Company with the Securities and Exchange Commission on 11 February 2019.

21.1*	List of subsidiaries of the Company.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: April 12, 2019	LANDSTAR, INC.

	BY:	/S/ JASON REMILLARD
Jason Remillard,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATED

/s/ Jason Remillard	Chairman of the Board;	April 12, 2019
Chief Executive Officer; Chief Financial Officer

