Form 10-Q
period 2019-03-31
LandStar, Inc.
filed 2019-05-15
CIK 1068689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2019

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 000-30542

LANDSTAR, INC.

(Exact name of registrant as specified in its charter)

Nevada	86-0914051
(State of incorporation)	(I.R.S. Employer Identification No.)

101 J Morris Commons Lane, Suite 105 Morrisville, North Carolina	27560
(Address of principal executive offices)	(Zip Code)

(919) 858-6542

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The outstanding number of shares of common stock as of May 14, 2019 was: 6,682,678,714.

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Documents incorporated by reference: None

LANDSTAR, INC.

FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LANDSTAR, INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2018 and December 31, 2018

(Unaudited)

	March 31, 2019	December 31, 2018

Assets

Current assets:
Cash	$15,740	$324,935
Accounts receivable	301,067	-
Inventory	192	-
Prepaid expenses and other current assets	3,333	1,500

Total current assets	320,332	326,435

Property and equipment, net	3,825	-
Operating lease right-of-use assets, net	450,588	-

Other noncurrent assets:
Intellectual property and licenses, net of accumulated amortization	2,980,277	1,788,333
Deposits	10,000	-

Total assets	$3,765,022	$2,114,768

Liabilities

Current liabilities:
Accounts payable	$215,324	$88,627
Payroll liabilities	16,525	-
Accrued consulting expense	87,500	87,500
Deferred revenues	302,682	28,951
Interest payable	69,551	43,394
Note payable	375,000	600,000
Convertible notes payable, net of unamortized discount	245,018	161,227
Derivative liability	4,131,500	12,447,109
Due to related party	295,071	287,084
License fee payable	355,000	-
Lease liability	40,039	-
Contingent liability	220,000	520,000

Total current liabilities	6,353,210	14,263,892

Long-term liabilities:
Convertible notes payable, net of unamortized discount	323,201	158,250
License fee payable, net of current portion	855,000	-
Lease liability, net of current portion	438,419	-

Total liabilities	7,969,830	14,422,142

Stockholders’ deficit

Preferred stock, $0.001 par value; 50,000,000 shares authorized; 1,000,000 issued and outstanding as of December 31, 2018 and 2017	1,000	1,000
Common stock, $0.001 par value; 8,888,000,000 shares authorized; 6,282,678,714 and 5,112,210,803 issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	6,282,678	5,112,211
Additional paid-in capital	4,484,955	3,582,959
Accumulated deficit	(14,973,441)	(21,003,544)

Total stockholders’ deficit	(4,204,808)	(12,307,374)

Total liabilities and stockholders’ deficit	$3,765,022	$2,114,768

See the accompanying Notes, which are an integral part of these unaudited Financial Statements

LANDSTAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2019 and 2018

(Unaudited)

	March 31, 2019	March 31, 2018

Revenue	$142,791	$-

Cost of goods sold	4,781	-

Gross Margin	138,010	-

Operating expenses:
General and administrative	691,269	275,938
Sales and marketing	225,687	281,290
Research and development	4,205	24,872

Total operating expenses	921,161	582,100

Loss from operations	(783,151)	(582,100)

Other (expense) income:
Interest expense	(299,899)	(1,644)
Other income	-	10,477
Gain on contingent liability	300,000	-
Gain (loss) from change in fair value of derivative liability	6,813,153	(5,631,700)

Net income (loss)	$6,030,103	$(6,204,967)

Net income (loss) per common share, basic	0.00	(0.00)
Net income (loss) per common share, basic and diluted	0.00	(0.00)

Weighted-average common shares, basic	5,549,531,779	3,947,676,982
Weighted-average common shares, basic and diluted	5,828,053,744	3,947,676,982

See the accompanying Notes, which are an integral part of these unaudited Financial Statements

LANDSTAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2019 and 2018

(Unaudited)

	March 31, 2019	March 31, 2018

Cash flows from operating activities

Net income (loss)	$6,030,103	$(6,204,967)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Gain) loss from change in fair value of derivative liability	(6,813,153)	5,631,700
Gain on contingent liability	(300,000)	-
Consulting fees settled through common shares issuable		101,485
Loan interest amortization	273,742	-
Share-based compensation expense	45,007	-
Depreciation and amortization	253,196	-
Lease liability amortization	27,871	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,833)	(19,015)
Accounts receivable	(301,067)	-
Inventory	(192)	-
Accounts payable	126,697	50,284
Deferred revenues	273,731	-
Accrued interest	26,157	1,644
Payroll liabilities	16,525	-
Due to related party	7,986	4,300
Deposits paid	(10,000)	-

Net cash used in operating activities	(345,230)	(434,569)

Cash flows from investing activities

Purchase of property and equipment	(3,965)	-
Acquisitions of intellectual property and licenses	(235,000)	-

Net cash used in investing activities	(238,965)	-

Cash flows from financing activities

Proceeds from issuance of convertible notes payable	-	175,000
Payments of notes payable	(225,000)	-
Proceeds from issuance of stock and member distributions	500,000	283,622

Net cash provided by financing activities	275,000	458,622

Net (decrease) increase in cash	(309,195)	24,053

Cash as of beginning of period	324,935	4,478

Cash as of end of period	$15,740	$28,531

Supplemental disclosure of cash flow information:

Cash paid in the period for interest	$-	-

Noncash investing and financing activities

Settlement of convertible notes payable through issuance of common stock	$25,000	$-

See the accompanying Notes, which are an integral part of these unaudited Financial Statements

LANDSTAR, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(Unaudited)

	Convertible Preferred Series A		Common Stock		Additional Paid-In	Accumulated	Total Stockholder
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2018	1,000,000	$1,000	5,112,210,803	$5,112,211	$3,582,959	$(21,003,544)	$(12,307,374)

Settlement of stock subscriptions	-	-	252,016,130	252,016	(252,016)	-	-

Warrants on stock subscriptions	-	-	-	-	(167,544)	-	(167,544)

Common issued to settle debt	-	-	500,000,000	500,000	1,195,000	-	1,695,000

Share-based compensation	-	-	-	-	45,007	-	45,007

Conversion of convertible debt	-	-	418,451,781	418,451	81,549	-	500,000

Net income	-	-	-	-	-	6,030,103	6,030,103

Balance as of March 31, 2019	1,000,000	$1,000	6,282,678,714	$6,282,678	$4,484,955	$(14,973,441)	$(4,204,808)

See the accompanying Notes, which are an integral part of these unaudited Financial Statements

LANDSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDING MARCH 31, 2019

NOTE 1:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description

LandStar, Inc. (the “Company”) was incorporated as a Nevada corporation on May 4, 1998. The Company is developing products that enable secure data, at rest and in flight, across local devices, network, cloud, and databases.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements as of March 31, 2019 include the accounts of the Company and its wholly-owned subsidiary, Data 443 Risk Mitigation, Inc., and the operations of Myriad Software Productions, LLC through September 2018 when it was liquidated. Prior to the acquisition of Data 443 Risk Mitigation, Inc. and the assets of Myriad Software Productions, LLC in 2018, these two entities were controlled by our sole director and officer, Jason Remillard. On November 17, 2017, Mr. Remillard acquired control of LandStar, Inc. through his purchase of all the outstanding Series A preferred shares of the Company, and as a result, these two entities became common controlled entities that requires consolidation of results with the reporting company, LandStar, Inc., from the time common control occurred. All intercompany accounts and activities have been eliminated. These consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Revenue Recognition

The Company derives revenue primarily from contracts for subscription to access our SaaS platforms and, to a much lesser degree, ancillary services provided in connection with subscription services. The Company’s contracts include the performance obligations that require us to provide access to the platforms. The majority of the Company’s contracts are for subscription to ARALOCTM, hosting of the platform and related services. Custom work for specific deliverables is documented in the statements of work. Customers may enter into subscription and various statements of work concurrently or consecutively. Most of the Company’s performance obligations are not considered to be distinct from the subscription to ARALOCTM, hosting of the platform and related services and are combined into a single performance obligation with revenue recognized over the contract period or a single point in time. New statements of work and modifications of contracts are reviewed each reporting period and significant judgment is applied as to nature and characteristics of the new or modified performance obligations on a contract by contract basis.

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

LANDSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDING MARCH 31, 2019

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

The Company recorded approximately $45,000 in nonemployee share-based compensation expense for the three months ended March 31, 2019. There was zero in share-based compensation expense for the three months ended March 31, 2018.

Determining the appropriate fair value model and the related assumptions requires judgment. During the three months ended March 31, 2019, the fair value of each option grant was estimated using a Black-Scholes option-pricing model on the date of the grant as follows:

Nonemployees

Estimated dividend yield	0.00%
Expected stock price volatility	187.55%
Weighted-average risk-free interest rate	2.35%
Expected life of options (years)	5.5
Weighted-average fair value per share	$0.0033

LANDSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDING MARCH 31, 2019

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

LANDSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDING MARCH 31, 2019

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

Derivative liability as of December 31, 2018	$12,447,109
Additions of new derivatives recognized as day 1 loss	444,015
Settled upon conversion of debt (Derivative resolution)	(1,670,000)
Reclassification from APIC to derivative due to tainted instruments	167,544
Loss on change in fair value of derivative liabilities	(7,257,168)

Derivative liability as of March 31, 2019	$4,131,500

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

LANDSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDING MARCH 31, 2019

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). The provisions of ASU 2016-02 set out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months, regardless of their classification. Leases with a term of 12 months or less will be accounted for in a similar manner as under existing guidance for operating leases. ASU 2016-02 supersedes the previous lease standard, Topic 840, Leases. As a result of the adoption of this amendment, we were not required to recognize any additional assets or liabilities from operating leases in effect as of December 31, 2018; however, we recognized long-term assets of $460,000 and liabilities of $460,000 with the commencement of our long-term operating lease in January 2019. See Note 4 for further information.

LANDSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDING MARCH 31, 2019

NOTE 2:	LIQUIDITY AND GOING CONCERN

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

During 2018, the Company has made two product acquisitions, ClassiDocs, and ARALOCTM, and completed the acquisition of one entity, Data443 Risk Mitigation, Inc. (“Data443”). The Company is actively seeking new products and entities to acquire, with several candidates identified. The Company has developed, and continues to develop, large scale relationships with cyber security, marketing and product organizations, and to market and promote ClassiDocs and other products the Company may develop or acquire. As of March 31, 2019, the Company had operating losses, negative net working capital, and an accumulated deficit. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3:	INTELLECTUAL PROPERTY

On 07 February 2019, the Company entered into an Exclusive License and Management Agreement (the “License Agreement”) with WALA, INC., which conducts business under the name ArcMail Technology (“ArcMail”). Under the License Agreement the Company was granted the exclusive right and license to receive all benefits from the marketing, selling and licensing, of the ArcMail business products, including, without limitation, the good will of the business. The term of the License Agreement is twenty-seven (27) months, with the following payments to be made by the Company to ArcMail: (i) $200,000 upon signing the License Agreement; (ii) monthly payments starting 30-days after the execution of the License Agreement in the amount of $25,000 per month during months 1-6; (iii) monthly payments in the amount of $30,000 per month during months 7-17; and, (iv) on month 18, final payment in the amount of $765,000. In connection with the execution of the License Agreement, two other agreements were also executed: (a) a Stock Purchase Rights Agreement, under which the Company has the right, though not the obligation, to acquire 100% of the issued and outstanding shares of stock of ArcMail from Welch (the right can be exercised over a period of 27-months); and, (b) a Business Covenants Agreement, under which ArcMail and Welch agreed to not compete with the Company’s use of the ArcMail business under the License for a period of twenty four (24) months. Rory Welch, the CEO of ArcMail (“Welch”), shall continue to serve as ArcMail’s CEO. The Company has not purchased any outstanding shares under the Stock Purchase Rights Agreement.

The following table summarizes the components of the Company’s intellectual property as of the dates presented:

	March 31, 2019	December 31, 2018

Intellectual property:
Wordpress GDPR rights	$46,800	$46,800
ARALOC™	1,850,000	1,850,000
ArcMail License	1,445,000	-
	3,341,800	1,896,800
Accumulated amortization	(361,523)	(108,467)
Intellectual property, net of accumulated amortization	$2,980,277	$1,788,333

The Company recognized amortization expense of approximately $253,000 and zero for the three months ended March 31, 2019 and 2018, respectively.

NOTE 4:	LEASES

We have noncancelable operating leases for our office facility that expires in 2024. The operating lease has renewal options and rent escalation clauses.

Lease right-of-use assets represent the right to use an underlying asset pursuant to the lease for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. Lease right-of-use assets and lease liabilities are recognized at the commencement of an arrangement where it is determined at inception that a lease exists. These assets and liabilities are initially recognized based on the present value of lease payments over the lease term calculated using our estimated incremental borrowing rate generally applicable to the location of the lease right-of-use asset, unless an implicit rate is readily determinable. We combine lease and certain non-lease components in determining the lease payments subject to the initial present value calculation. Lease right-of-use assets include upfront lease payments and exclude lease incentives, if applicable. When lease terms include an option to extend the lease, we have not assumed the options will be exercised.

Lease expense for operating leases generally consist of both fixed and variable components. Expense related to fixed lease payments are recognized on a straight-line basis over the lease term. Variable lease payments are generally expensed as incurred, where applicable, and include agreed-upon changes in rent, certain non-lease components, such as maintenance and other services provided by the lessor, and other charges included in the lease. Leases with an initial term of twelve months or less are not recorded on the balance sheet. We recognized total lease expense of approximately $35,000 for the three months ended March 31, 2019 primarily related to operating lease costs paid to lessors from operating cash flows. We entered into our operating lease in January 2019.

LANDSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDING MARCH 31, 2019

Future minimum lease payments under operating leases that have initial noncancelable lease terms in excess of one year at March 31, 2019 were as follows:

Total

2019	$47,500
2020	120,000
2021	123,600
2022	127,300
2023	131,150
2024	45,033
594,583
Less: Imputed interest	(116,125)
Operating lease liabilities	$478,458

The following table summarizes lease cost for the three months ended March 31, 2019:

Total

Operating lease cost	$27,871
Short-term lease cost	6,730
Total lease cost	$34,601

The following summarizes other supplemental information about the Company’s operating lease as of March 31, 2019:

Weighted average discount rate	8.00%
Weighted average remaining lease term (years)	5.0

NOTE 5:	CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

	March 31, 2019	December 31, 2018

Convertible notes payable
1) Originated in October 2014	$50,000	$75,000
2) Originated in September 2017	985,000	985,000
3) Originated in October 2018	110,000	110,000
4) Originated in October 2018	220,000	220,000
	1,365,000	1,390,000
Debt discount and debt issuance cost	(796,781)	(1,070,523)
	568,219	319,477
Less current portion of convertible notes payable	245,018	161,227
Long-term convertible notes payable	$323,201	$158,250

During the 3-months ended March 31, 2019 and 2018, the Company recognized interest expense of $299,899 and $1,644, and amortization of debt discount, included in interest expense of $273,742 and $0, respectively.

Convertible notes payable consists of the following

1)	Non-interest bearing convertible note held by Blue Citi LLC (“Blue Citi”) for the original principal of $125,000, payable on demand and convertible at the option of the holder into common shares at the conversion price of $0.00005 per share. The outstanding principal for the convertible note was $50,000 and $125,000 as of March 31, 2019 and March 31, 2018, respectively. During the three months ending March 31, 2019 Blue Citi converted $25,000 of this convertible note into 500,000,000 shares of common stock. The embedded conversion feature in this note created a BCF totaling approximately $2,200,000 as of March 31, 2019.

2)	Convertible note held by Blue Citi for a total principal of $985,000 as of March 31, 2019. The note (i) accrues interest at the rate of 8% per annum; (ii) can be converted into shares of our common stock at a 10% discount to the lowest trading price during the ten consecutive trading days immediately preceding the date of conversion (40% discount upon an event of default under the note), and (iii) is due and payable upon the 18-month anniversary of its issuance.

In September 2018, this convertible note was issued to Blue Citi in connection with a restructuring (the “Convertible Note Restructuring”) of previously outstanding convertible notes with Blue Citi. Immediately prior to the issuance of this note, various convertible notes totaling $810,000 were outstanding with Blue Citi, along with associated accrued interest total $19,680.

LANDSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDING MARCH 31, 2019

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

Expected term	12 months
Expected stock price volatility	160%
Weighted-average risk-free interest rate	2.40%
Expected dividend	$0.00

On the issuance date, the fair value of the derivative liability for the note that became convertible amounted to $1,399,179. $976,667 of the value assigned to the derivative liability was recognized as a debt discount on the convertible note which will be amortized over the life of the convertible note while the balance of $422,512 was recognized as a “day 1” derivative loss.

During the three months ended March 31, 2019, $3,855,000 was recorded as the change in fair value of the derivative liability within the consolidated statement of operations. As of March 31, 2019 a derivative liability totaling $2,200,000 was recorded.

3)	Convertible note held by SMEA2Z, LLC for a total principal of $220,000 as of March 31, 2019. The note (i) accrues interest at the rate of 8% per annum; (ii) can be converted into shares of our common stock at a 30% discount to the lowest trading price during the twenty consecutive trading days immediately preceding the date of conversion, and (iii) is due and payable upon the 9-month anniversary of its issuance, and (iv) has an original issue discount of $20,000.

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

Expected term	4 months
Expected stock price volatility	165%
Weighted-average risk-free interest rate	2.4%
Expected dividend	$0.00

On the issuance date, the fair value of the derivative liability for the note that became convertible amounted to $367,781. $200,000 of the value assigned to the derivative liability was recognized as a debt discount on the convertible note which will be amortized over the life of the convertible note while the balance of $167,781 was recognized as a “day 1” derivative loss.

During the three months ended March 31, 2019, $558,853 was recorded as the change in fair value of the derivative liability within the consolidated statement of operations. As of March 31, 2019, a derivative liability totaling $229,871 was recorded.

4)	Convertible note held by AFT Funding Group, LLC for a total principal of $210,000 as of March 31, 2019. The note (i) accrues interest at the rate of 8% per annum; (ii) can be converted into shares of our common stock at a 30% discount to the lowest trading price during the twenty consecutive trading days immediately preceding the date of conversion, and (iii) is due and payable upon the 9-month anniversary of its issuance, and (iv) has an original issue discount of $10,000.

LANDSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDING MARCH 31, 2019

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

Expected term	4 months
Expected stock price volatility	169%
Weighted-average risk-free interest rate	2.40%
Expected dividend	$0.00

As of March 31, 2019, a liability totaling $115,105 was recorded and is included in long-term liabilities. This derivative liability was recorded with $110,000 of the value recognized as a debt discount on the convertible note which will be amortized over the life of the convertible note, and the remaining balance of $43,113 included in the change in fair value of the derivative liability within the consolidated statement of operations as of March 31, 2019.

NOTE 6:	CAPITAL STOCK

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.001, of which 1,000,000 shares have been designated as Series A. As of March 31, 2019 and 2018, 1,000,000 shares of Series A were issued and outstanding. Each share of Series A is (i) convertible into 1,000 shares of common stock, and (ii) entitled to vote 15,000 shares of common stock on all matters submitted to a vote by shareholders voting common stock. All issued and outstanding shares of Series A Preferred Stock are held by Mr. Remillard.

Common Stock

The Company is authorized to issue 8,888,000,000 shares of common stock with a par value of $0.001 per share. All shares have equal voting rights, are non-assessable, and have one vote per share. The total number of shares of Company common stock issued and outstanding as of March 31, 2019 and 2018, respectively, was 6,282,678,714 and 4,022,676,982.

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

During June 2018, the Company committed to issue 100,000,000 shares to Mr. Remillard, and an additional estimated 100,000,000 shares as an earn out, to Mr. Remillard, under the transaction in which the Company acquired all of the shares of Data443. While not yet issued as of this filing, the shares committed to Mr. Remillard have been recorded as common shares issuable and included in additional paid-in capital, and the earn out shares have been reflected as a contingent liability for common stock issuable within the consolidated financial statements as of March 31, 2019. These shares have not been included in the total number of issued and outstanding shares reflected herein.

On 15 January 2019 the Company converted $5,000 of a promissory note into 100,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

LANDSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDING MARCH 31, 2019

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

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.001, of which 1,000,000 shares have been designated as Series A. As of March 31, 2019 and 2018, 1,000,000 shares of Series A were issued and outstanding, and each share of Series A was (i) convertible into 1,000 shares of common stock, and (ii) entitled to vote 1,000 shares of common stock on all matters submitted to a vote by shareholders voting common stock. All issued and outstanding shares of Series A Preferred Stock are held by Mr. Jason Remillard, (“Mr. Remillard”) sole director of the Company.

NOTE 7:	INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. Beginning in 2018, the Company’s management determined that negative evidence outweighed the positive and established a full valuation allowance against its deferred tax assets, which the Company continued to maintain as of December 31, 2018 and March 31, 2019.

NOTE 8:	SHARE-BASED COMPENSATION

Stock Options

During the three months ended March 2019 the Company granted options for the purchase of the Company’s common stock to certain consultants and advisors as consideration for services rendered. The terms of the stock option grants are determined by the Company’s Board of Directors. The Company’s stock options generally vest upon the one-year anniversary date of the grant and have a maximum term of ten years.

LANDSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDING MARCH 31, 2019

The following summarizes the stock option activity for the three months ended March 31, 2019:

			Weighted-
			Average
	Available for	Options	Exercise
	Grant	Outstanding	Price
Balance as of January 1, 2019	-	135,319,554	$0.0046
Authorization of awards	23,234,237	-	-
Grants of stock options	(23,234,237)	23,234,237	0.0034
Cancelled stock options	-	(15,131,579)	0.0028
Balance as of March 31, 2019	-	143,422,212	$0.0047

The weighted average grant date fair value of stock options granted during the three months ended March 31, 2019 was $0.0022. The total fair value of stock options that vested during the three months ended March 31, 2019 was approximately $64,000. The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions for stock options granted during the three months ended March 31, 2019:

Expected term (years)	5.5
Expected stock price volatility	187.55%
Weighted-average risk-free interest rate	2.35%
Expected dividend	$0.00

Volatility is a measure of the amount by which a financial variable such as share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company estimates expected volatility giving primary consideration to the historical volatility of its common stock. The risk-free interest rate is based on the published yield available on U.S. Treasury issues with an equivalent term remaining equal to the expected life of the stock option. The expected lives of the stock options represent the estimated period of time until exercise or forfeiture and are based on the simplified method of using the mid-point between the vesting term and the original contractual term.

The following summarizes certain information about stock options vested and expected to vest as of March 31, 2019:

		Weighted-Average	Weighted-
		Remaining	Average
	Number of	Contractual Life	Exercise
	Options	(In Years)	Price
Outstanding	143,422,212	9.53	$0.0047

Exercisable	27,437,989	8.85	0.0027

Expected to vest	115,984,223	9.69	$0.0052

As of March 31, 2019, there was approximately $324,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements which is expected to be recognized within the next twelve months.

Restricted Stock Awards

During the three months ended March 31, 2019, the Company issued restricted stock awards for shares of common stock which have been reserved for the holders of the awards. Restricted stock awards were issued to certain consultants and advisors as consideration for services rendered. The terms of the restricted stock units are determined by the Company’s Board of Directors. The Company’s restricted stock shares generally vest over a period of one year and have a maximum term of ten years.

The following summarizes the non-vested restricted stock activity for the three months ended March 31, 2019:

		Weighted-Average
	Shares	Fair Value
Non-vested as of January 1, 2019	99,876,158	$0.0051
Vested	(32,142,857)	0.0014
Cancelled	(5,056,180)	0.0014
Shares of restricted stock reserved	39,130,434	0.0023
Non-vested as of March 31, 2019	101,807,555	0.0050

As of March 31, 2019, there was approximately $229,000 of total unrecognized compensation cost related to non-vested share-based compensation, which is expected to be recognized within the next twelve months.

NOTE 9:	RELATED PARTY TRANSACTIONS

Jason Remillard is our sole director and sole director. Through his ownership of Series A Preferred Shares, Mr. Remillard has voting control over all matters to be submitted to a vote of our shareholders.

In January 2018 the Company acquired substantially all of the assets of Myriad Software Productions, LLC, which is owned 100% by Mr. Remillard. Those assets were comprised of the software program known as ClassiDocs, and all intellectual property and goodwill associated therewith. This acquisition changed the Company’s status to no longer being a “shell” under applicable securities rules. In consideration for the acquisition, the Company agreed to a purchase price of $1,500,000 comprised of (i) $50,000 paid at closing; (ii) $250,000 in the form of our promissory note; and, (iii) $1,200,000 in shares of our common stock, valued as of the closing, which equated to 1,200,000,000 shares of our common stock. The shares have not yet been issued and are not included as part of the issued and outstanding shares of the Company. However, these shares have been recorded as additional paid in capital within our consolidated financial statements for the period ending 31 March 2019.

LANDSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDING MARCH 31, 2019

In June 2018 the Company acquired all of the issued and outstanding shares of stock of Data443 Risk Mitigation, Inc. (the “Share Exchange”). 100% of the shares of Data443 was owned by Mr. Remillard. As a result of the Share Exchange, Data443 became a wholly-owned subsidiary of the Company, with both the Company and Data443 continuing to exist as corporate entities. The finances and business conducted by the respective entities prior to the Share Exchange will be treated as related party transactions in anticipation of the Share Exchange. As consideration in the Share Exchange, we agreed to issue to Mr. Remillard: (a) One hundred million (100,000,000) shares of our common stock; and (b) On the eighteen (18) month anniversary of the closing of the Share Exchange (the “Earn Out Date”), an additional 100,000,000 shares of our common stock (the “Earn Out Shares”) provided that Data 443 has at least an additional $1MM in revenue by the Earn Out Date (not including revenue directly from acquisitions). None of our shares of our common stock to be issued to Mr. Remillard under the Share Exchange have been issued. As such, none of said shares are included as part of the issued and outstanding shares of the Company. However, the shares committed to Mr. Remillard have been recorded as a contingent liability for common shares issuable within the consolidated financial statements as of March 31, 2019. This contingent liability was originally recorded based on the current market value per share on the date of the agreement and has been revalued at the market value per share as of December 31, 2018. The contingent liability recorded as of March 31 2019 is follows:

Contingent liability for common shares issuable:

Original liability on date of agreement	$1,220,000
Gain on contingent liability in 2018	(700,000)
Balance as of December 31, 2018	520,000
Gain on contingent liability through March 31, 2019	(300,000)
Contingent liability for common shares issuable as of March 31, 2019	$520,000

As of December 31, 2018 the Company had recorded a liability of approximately $287,000 for certain advances Mr. Remillard made to the Company. These advances in 2018 and 2017 of approximately $181,000 and $106,000 in net, respectively, were to be used for operating purposes. As of March 31, 2019, the Company has recorded a total liability of approximately $295,000, including an additional net amount of approximately $8,000 advanced during the period.

NOTE 10:	NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the periods. Diluted net income per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods. Common equivalent shares consist of stock options, unvested restricted shares, and outstanding warrants that are computed using the treasury stock method. Antidilutive stock awards consist of stock options that would have been antidilutive in the application of the treasury stock method.

	March 31, 2019	March 31, 2018

Numerator:
Net income (loss)	$6,030,103	$(6,204,967)

Denominator:
Weighted average common shares outstanding	5,549,531,779	4,033,343,649
Effect of dilutive shares	278,521,965	-
Diluted	5,828,053,744	4,033,343,649

Net income per common share:
Basic	$0.00	$(0.00)
Diluted	$0.00	$(0.00)

For the three months ended March 31, 2019 and 2018 stock options to purchase 134,582,404 and 27,363,989 shares, respectively, were excluded from the computation of diluted net income per common share because the exercise price of the stock options was greater than the average market price of the common shares or the effect of inclusion of such amounts would be anti-dilutive to net income per common share. For the three months ended March 31, 2019 and 2018, no restricted shares that were issued but not yet vested were excluded from the computation of diluted net income per common share.

NOTE 11:	SUBSEQUENT EVENTS

On 15 April 2019 the Company closed a financing transaction under which a Convertible Promissory Note (the “Note”) in the aggregate principal amount of $600,000.00 (the “Principal Amount”), and received gross proceeds of $546,000.00 (excluded were legal fees and a transaction fee charged by the lender Auctus Fund, LLC). The Note may be converted into shares of the Company’s common stock in whole or in part at any time from time to time after the four (4) month anniversary of the issuance of the Note, at an initial conversion price per share equal to the lesser of: (a) $0.0015; or, (b) 50% multiplied by the lowest trading price for the Company’s common stock during the 25-days of trading ending on the latest complete trading day prior to the date of conversion. The Conversion Price is subject to adjustment for stock splits, reverse stock splits, stock dividends and other similar transactions and terms. The Company also granted to the lender warrants to purchase 60,000,000 shares of Common Stock at $0.005 per share, with a cashless exercise feature. The Note and the Warrants were issued in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws.

On 15 April 2019 the Company converted $20,000 of a promissory note into 100,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition for the three months ended March 31, 2019 and 2018 should be read in conjunction with our consolidated financial statements, and the notes to those financial statements that are included elsewhere in this Quarterly Report.

All references to “LandStar”, “we”, “our,” “us” and the “Company” in this Item 7 refer to LandStar, Inc.

The discussion in this section contains forward-looking statements. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “would” or “will” or the negative of these terms or other comparable terminology, but their absence does not mean that a statement is not forward-looking. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which could cause our actual results to differ from those projected in any forward-looking statements we make. Several risks and uncertainties we face are discussed in more detail under “Risk Factors” in Part I, Item 1A of the Form 10 filed by the Company with the SEC on 11 January 2019, or in the discussion and analysis below. You should, however, understand that it is not possible to predict or identify all risks and uncertainties and you should not consider the risks and uncertainties identified by us to be a complete set of all potential risks or uncertainties that could materially affect us. You should not place undue reliance on the forward-looking statements we make herein because some or all of them may turn out to be wrong. We undertake no obligation to update any of the forward-looking statements contained herein to reflect future events and developments, except as required by law. The following discussion should be read in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q.

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

On 07 February 2019, the Company entered into an Exclusive License and Management Agreement (the “License Agreement”) with WALA, INC., which conducts business under the name ArcMail Technology (“ArcMail”). Under the License Agreement the Company was granted the exclusive right and license to receive all benefits from the marketing, selling and licensing, of the ArcMail business products, including, without limitation, the good will of the business. The term of the License Agreement is twenty-seven (27) months, with the following payments to be made by the Company to ArcMail: (i) $200,000 upon signing the License Agreement; (ii) monthly payments starting 30-days after the execution of the License Agreement in the amount of $25,000 per month during months 1-6; (iii) monthly payments in the amount of $30,000 per month during months 7-17; and, (iv) on month 18, final payment in the amount of $765,000. In connection with the execution of the License Agreement, two other agreements were also executed: (a) a Stock Purchase Rights Agreement, under which the Company has the right, though not the obligation, to acquire 100% of the issued and outstanding shares of stock of ArcMail from Welch (the right can be exercised over a period of 27-months); and, (b) a Business Covenants Agreement, under which ArcMail and Welch agreed to not compete with the Company’s use of the ArcMail business under the License for a period of twenty four (24) months. Rory Welch, the CEO of ArcMail (“Welch”), shall continue to serve as ArcMail’s CEO. The Company has not purchased any outstanding shares under the Stock Purchase Rights Agreement.

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

While our significant accounting policies are described in more detail in Note 2 of our consolidated Quarterly financial statements included in this Quarterly Report, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our consolidated financial statements:

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

Beneficial Conversion Feature

The issuance of the convertible debt issued by the Company (described in Note 3 to the Consolidated Financial Statements) generated a beneficial conversion feature (“BCF”), which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. The Company recognized the BCF by allocating the intrinsic value of the conversion option, which is the number of shares of common stock available upon conversion multiplied by the difference between the effective conversion price per share and the fair value of common stock per share on the commitment date, resulting in a discount on the convertible debt (recorded as a component of additional paid in capital).

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2019 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2018

Revenue

We recognized $143,000 of revenue during the three months ended March 31, 2019, compared to zero revenue for the three months ended March 31, 2018. We had net billings for the three months ended March 31, 2019 of $417,000 compared to zero in the prior year period. Deferred revenues are $303,000 as of March 31, 2019, an increase of $274,000 from $29,000 as of December 31, 2018.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2019 amounted to $691,000 as compared to $276,000 for the three months ended year ended March 31, 2018, an increase of $415,000, or 150%. The expenses for the three months ended March 31, 2019 primarily consisted of management costs, costs to integrate assets we acquired and to expand sales, audit and review fees, filing fees, professional fees, and other expenses, including the re-classification of sales-related management expenses, in connection with the projected growth of the Company’s business. Expenses for the three months ended March 31, 2018 consisted of primarily the same items with the exception of costs to integrate assets we acquired.

Sales and Marketing Expenses

Sales and marketing expense for the three months ended March 31, 2019 amounted to $226,000 as compared to $281,000 for the three months ended year ended March 31, 2018, a decrease of $55,000, or 20%. The expenses for the three months ended March 31, 2019 primarily consisted of developing a sales operation, with some previously reported expenses, primarily management costs, reclassified to general and administrative expenses. Expenses for the three months ended March 31, 2018 consisted of primarily the same items with the exception of previously mentioned costs reclassified to general and administrative expenses.

Net Gain and Loss

The net gain for the three months ended March 31, 2019 was $6,030,000 as compared to a loss of $6,205,000 for the three months ended March 31, 2018. The net gain for the three months ended March 31, 2019 was mainly derived from a gain on change in fair value of derivative liability of $6,813,000 associated with convertible notes payable and gross margins of $138,000, offset in part by general and administrative, and sales and marketing expenses incurred. The net loss for the three months ended March 31, 2018 was mainly derived from the loss on change in fair value of derivative liability of $5,632,000 associated with convertible notes payable, as well as general and administrative, and sales and marketing expenses incurred.

Provision for Income Tax

No provision for income taxes was recorded in either the three months ended March 31, 2019 or 2018, as we have incurred taxable losses in both periods.

Related Party Transactions

The following individuals and entities have been identified as related parties based on their affiliation with our CEO and sole director, Jason Remillard:

Jason Remillard

Myriad Software Productions, LLC

The following amounts were owed to related parties, affiliated with the CEO and Chairman of the Board, at the dates indicated:

	March 31, 2019	December 31, 2018
Jason Remillard	$295,071	$287,084

CASH FLOW FOR THE THREE MONTHS ENDED MARCH 31, 2019 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2018

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of March 31, 2019, our principal sources of liquidity were cash or cash equivalents of $16,000, trade accounts receivable of $301,000, and other current assets of $3,000, as compared to cash or cash equivalents of $325,000, zero trade accounts receivable, and other current assets of $1,000 as of December 31, 2018.

During the last two years, and through the date of this Quarterly Report, we have faced an increasingly challenging liquidity situation that has severely limited our ability to execute our operating plan. We have generated no revenue until the fourth quarter of 2018, though we have actively prepared to initiate business in the data security market. We have also been required to maintain our corporate existence; satisfy the requirements of being a public company; and, have chosen to become a mandatory filer with the SEC. We will need to obtain capital to continue operations. There is no assurance that our Company will be able to secure such funding on acceptable (or any) terms. During the three months ended March 2019 and 2018, we reported a loss from operations of $783,000 and $582,000, respectively; and, had negative cash flows from operating activities totaling $345,000 and $435,000, respectively, for the same periods. We had a beginning cash balance of $325,000 as of January 01, 2019, and a beginning cash balance of $4,000 as of January 01, 2018.

As of March 31, 2019, we had assets of cash in the amount of $16,000 and other current assets in the amount of $304,000. As of March 31, 2019, we had current liabilities of $7,168,000. The Company’s accumulated deficit was $14,973,000.

As of March 31, 2018, we had assets of cash in the amount of $29,000, and other current assets in the amount of 19,000. As March 31, 2018, we had current liabilities of $6,542,000. The Company’s accumulated deficit was $12,117,000.

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

Investing Activities

During the three months ended March 31, 2019, we used funds in investing activities of $235,000 to acquire an exclusive license for software and $4,000 to acquire furniture and fixtures. We did not use, nor were any funds provided by investing activities for the three months ended March 31, 2018.

Financing Activities

During the three months ended March 31, 2019 we raised $500,000 through the issuance of 418,451,781 shares of our common stock and warrants to acquire 218,413,977 shares of our common stock, and repaid $225,000 on a note payable. By comparison, during the three months ended March 31, 2018, we raised $175,000 by way of a convertible note and net financed $284,000 primarily through issuances of stock subscriptions.

We are dependent upon the receipt of capital investment or other financing to fund our ongoing operations and to execute our business plan of seeking a combination with a private operating company. In addition, we are dependent upon our controlling shareholder to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our plan of operations.

Going Concern

The consolidated financial statements accompanying this Quarterly Report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our Company has generated very limited revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the ability of our company to obtain necessary financing to achieve our operating objectives, and the attainment of profitable operations. As of March 31, 2019, our Company has an accumulated deficit of $14,973,441. We do not have sufficient working capital to enable us to carry out our plan of operation for the next twelve months.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted in their report on the consolidated financial statements for the year ended December 31, 2018, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information regarding this Item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer, who is our principal executive officer and our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period by this Form 10-Q. Based on that evaluation, we concluded that because of the material weakness and significant deficiencies in our internal control over financial reporting described below, our disclosure controls and procedures were not sufficient as of March 31, 2019.

Management’s Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s officer, its president, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2019 based on the criteria establish in Internal Control Integrated Framework issued by the 2013 Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2019, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

Material Weaknesses:

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified are:

●	We did not have controls designed to validate the completeness and accuracy of underlying data used in the determination of accounting transactions. Accordingly, we believe we have a material weakness because there is a reasonable possibility that a material misstatement to the interim or annual financial statements would not be prevented or detected on a timely basis.

●	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

●	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

●	We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

●	We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

Management of the Company is committed to improving its internal controls and will (i) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities; (ii) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel; and, (iii) may consider appointing outside directors and audit committee members in the future.

Management has discussed the material weaknesses noted above with our independent registered public accounting firm. Due to the nature of these material weaknesses, it is reasonably possible that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected during our financial close and reporting process.

This Quarterly Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this report.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during its current fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any claims of any type (either alone or in the aggregate) may materially and adversely affect our financial condition, results of operations and liquidity. In addition, the ultimate outcome of any litigation is uncertain. Any outcome (including any for the actions described above), whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure you that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future, and these matters could relate to prior, current or future transactions or events.

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

We are not aware of any other pending or threatened litigation against us that in our view would have a material adverse effect on our business, financial condition, liquidity, or operating results. However, legal claims are inherently uncertain, and we cannot assure you that we will not be adversely affected in the future by legal proceedings.

ITEM 1A.	RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On 06 February 2019 the Company agreed to issue a total of 418,451,781 restricted shares of its common stock for subscriptions of $500,000. The Company received the entire amount of the proceeds, which will be used for general corporate purposes. In connection with the issuance of the shares, the Company also agreed to issue to the subscribers warrants to acquire a total of 218,413,977 shares of our common stock at a strike price of $0.0029 per share, with a cashless exercise feature and a five (5) year term. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On 15 April 2019 the Company closed a financing transaction under which a Convertible Promissory Note (the “Note”) in the aggregate principal amount of $600,000.00 (the “Principal Amount”), and received gross proceeds of $546,000.00 (excluded were legal fees and a transaction fee charged by the lender Auctus Fund, LLC); the proceeds will be used for general corporate purposes. The Note may be converted into shares of the Company’s common stock in whole or in part at any time from time to time after the four (4) month anniversary of the issuance of the Note, at an initial conversion price per share equal to the lesser of: (a) $0.0015; or, (b) 50% multiplied by the lowest trading price for the Company’s common stock during the 25-days of trading ending on the latest complete trading day prior to the date of conversion. The Conversion Price is subject to adjustment for stock splits, reverse stock splits, stock dividends and other similar transactions and terms. The Company also granted to the lender warrants to purchase 60,000,000 shares of Common Stock at $0.005 per share, with a cashless exercise feature. The Note and the Warrants were issued in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document

2.1	Share Exchange Agreement dated December 31, 1998, by and between the Company and Rebound Corp., incorporated by reference to Exhibit 10.7 to Form 10-SB/A as filed by the Company with the Securities and Exchange Commission on January 7, 2000.

3.1	Articles of Incorporation of the Company, dated May 04, 1998, incorporated by reference to Exhibit 3(I) to Form 10-SB as filed by the Company with the Securities and Exchange Commission on January 4, 2000.

3.2	Amended and Restated Articles of Incorporation of the Company, dated May 01, 2018, incorporated by reference to Exhibit 3.2 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

3.3	Certificate of Designation for Preferred Series A Stock of the Company, dated May 28, 2008, incorporated by reference to Exhibit 3.3 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

3.4	Amendment to Certificate of Designation for Preferred Series A Stock of the Company, dated April 27, 2018, incorporated by reference to Exhibit 3.4 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

3.5	Bylaws of the Company, incorporated by reference to Exhibit I to Form 10-SB as filed by the Company with the Securities and Exchange Commission on January 4, 2000.

4.1	Convertible Note issued by the Company on October 17, 2014 in favor of Atlantic Holding Corp. in the original principal amount of $125,000 incorporated by reference to Exhibit 4.1 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

4.2	8% Convertible Redeemable Note issued by the Company on October 16, 2018 in favor of AFT Funding Corp. in the original principal amount of $110,000 incorporated by reference to Exhibit 4.2 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

4.3	8% Convertible Redeemable Note issued by the Company on October 23, 2018 in favor of Smea2Z LLC in the original principal amount of $220,000 incorporated by reference to Exhibit 4.3 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

4.4	Convertible Redeemable Note issued by the Company on April 15, 2019 in favor of Auctus Fund, LLC in the original principal amount of $600,000 incorporated by reference to Exhibit 4.1 to Form 8-K as filed by the Company with the Securities and Exchange Commission on 19 April 2019.

4.5	Common Stock Purchase Warrant Agreement issued in favor of Auctus Fund, LLC on 15 April 2019 for the purchase of 60,000,000 shares of Common Stock at $0.005 per share, incorporated by reference to Exhibit 4.2 to Form 8-K as filed by the Company with the Securities and Exchange Commission on 19 April 2019.

10.1	Asset Purchase Agreement dated January 26, 2018 by and between Myriad Software Productions, LLC and Data443 Risk Management, Inc., incorporated by reference to Exhibit 10.1 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.2	Secured Promissory Note dated January 26, 2018 issued by Data443 Risk Management, Inc. in favor of Myriad Software Productions, LLC in the original principal amount of $250,000, incorporated by reference to Exhibit 10.2 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.3	Security Agreement dated January 26, 2018 executed by Data443 Risk Management, Inc. in favor of Myriad Software Productions, LLC, incorporated by reference to Exhibit 10.3 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.4	Share Exchange Agreement dated June 29 2018 by and between LandStar, Inc.; Data443 Risk Mitigation, Inc.; and, Jason Remillard, incorporated by reference to Exhibit 10.4 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.5	Asset Purchase Agreement dated October 22, 2018 by and between Data443 Risk Mitigation, Inc.; Modevity, LLC; and, Jim Coyne, incorporated by reference to Exhibit 10.5 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.6	Secured Promissory Note dated October 22, 2018 issued by Data443 Risk Management, Inc. in favor of Modevity, LLC in the original principal amount of $750,000, incorporated by reference to Exhibit 10.6 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.7	Security Agreement dated October 22, 2018 executed by Data443 Risk Management, Inc. in favor of Modevity, LLC, incorporated by reference to Exhibit 10.7 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.8	Debt Restructuring Agreement dated September 30, 2018 by and between LandStar, Inc. and Blue Citi LLC, incorporated by reference to Exhibit 10.8 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.9	Consolidated Note dated September 30, 2018 issued by LandStar, Inc. in favor of Blue Citi LLC Modevity, LLC in the original principal amount of $829,680, incorporated by reference to Exhibit 10.9 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.10	Form of Common Stock Purchase Agreement executed in connection with the issuance in December 2018 of 252.016,130 shares of the Company’s common stock in exchange for $500,000, incorporated by reference to Exhibit 10.10 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.11	Form of Common Stock Purchase Warrant issued in December 2018 in connection with the Common Stock Purchase Agreement and the issuance thereunder, for a total of 50,403,226 warrants, incorporated by reference to Exhibit 10.11 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.12	Form of Exclusive License and Management Agreement entered into with Wala, Inc. on 07 February 2019, incorporated by reference to Exhibit 10.1 to Form 8-K as filed by the Company with the Securities and Exchange Commission on 11 February 2019.

10.13	Form of Stock Purchase Rights Agreement entered into with Rory Welch on 07 February 2019, incorporated by reference to Exhibit 10.2 to Form 8-K as filed by the Company with the Securities and Exchange Commission on 11 February 2019.

10.14	Form of Business Covenants Agreement entered into with Wala, Inc. and Rory Welch on 07 February 2019, incorporated by reference to Exhibit 10.3 to Form 8-K as filed by the Company with the Securities and Exchange Commission on 11 February 2019.

10.15	Form of Securities Purchase Agreement executed in connection with the issuance on 15 April 2019 of the Company’s convertible promissory note, incorporated by reference to Exhibit 10.1 to Form 8-K as filed by the Company with the Securities and Exchange Commission on 19 April 2019.

10.16*	Form of Common Stock Purchase Agreement executed in connection with the issuance in February 2019, of 418,451,781 shares of the Company’s common stock in exchange for $500,000.

10.17*	Form of Common Stock Purchase Warrant issued in February 2019, in connection with the Common Stock Purchase Agreement and the issuance thereunder, for a total of 218,413,977 warrants.

10.18*†	Employment Agreement, effective May 01, 2019, between the Company and Steven Dawson.

21.1*	List of subsidiaries of the Company.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(*)	Filed herewith.

(†)	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, our Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2019	LANDSTAR, INC.

	By:	/s/ Jason Remillard
	Name:	JASON REMILLARD
	Title:	Chief Executive Officer, (Principal Executive Officer)

