Form 10-Q
period 2019-06-30
LandStar, Inc.
filed 2019-08-14
CIK 1068689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The outstanding number of shares of common stock as of August 12, 2019 was: 7,367,275,967.

LANDSTAR, INC.

FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LANDSTAR, INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2019 and December 31, 2018

	June 30, 2019	December 31, 2018
	(Unaudited)	(Audited)

Assets

Current assets:
Cash	$240,757	$324,935
Accounts receivable	494,740	-
Inventory	8,301	-
Prepaid expenses and other current assets	18,097	1,500

Total current assets	761,895	326,435

Property and equipment, net	64,697	-
Operating lease right-of-use assets, net	432,317	-

Other noncurrent assets:
Intellectual property, net of accumulated amortization	2,646,944	1,788,333
Deposits	18,456	-

Total assets	$3,924,309	$2,114,768

Liabilities

Current liabilities:
Accounts payable	$297,591	$88,627
Payroll liabilities	17,368	-
Accrued consulting expense	87,500	87,500
Deferred revenues	426,818	28,951
Interest payable	23,986	43,394
Note payable	150,000	600,000
Convertible notes payable, net of unamortized discount	1,531,498	161,227
Derivative liability	-	12,447,109
Due to related party	307,854	287,084
License fee payable	405,000	-
Operating lease liability	61,012	-
Finance lease liability	22,233	-
Contingent liability	70,000	520,000

Total current liabilities	3,400,860	14,263,892

Long-term liabilities:
Convertible notes payable, net of unamortized discount	-	158,250
License fee payable, net of current portion	775,000	-
Finance lease liability	38,303	-
Operating lease liability, net of current portion	417,046	-

Total liabilities	4,631,209	14,422,142

Stockholders’ deficit

Preferred stock, $0.001 par value; 50,000,000 shares authorized; 1,000,000 issued and outstanding as of December 31, 2018 and 2017	1,000	1,000
Common stock, $0.001 par value; 15,000,000,000 shares authorized; 7,282,678,714 and 5,112,210,803 issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	7,282,678	5,112,211
Additional paid-in capital	5,789,235	3,582,959
Accumulated deficit	(13,779,813)	(21,003,544)

Total stockholders’ deficit	(706,900)	(12,307,374)

Total liabilities and stockholders’ deficit	$3,924,309	$2,114,768

See the accompanying Notes, which are an integral part of these unaudited Financial Statements

LANDSTAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and six months ended June 30, 2019 and 2018

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$358,612	$-	$501,403	$-

Cost of goods sold	5,153	-	9,934	-

Gross margin	353,459	-	491,469	-

Operating expenses:
Research and development	-	42,596	4,205	67,469
General and administrative	1,210,618	1,803,589	1,901,887	2,079,527
Sales and marketing	155,907	501,674	381,594	782,964

Total operating expenses	1,366,525	2,347,860	2,287,686	2,929,960

Loss from operations	(1,013,066)	(2,347,860)	(1,796,217)	(2,929,960)

Other income (expense):
Interest expense	(363,928)	(5,508)	(663,827)	(7,152)
Other income	-	34	-	10,511
Gain on contingent liability	150,000	-	450,000	-
Gain (loss) on change in fair value of derivative liability	2,420,622	893,100	9,233,775	(4,738,600)
Total other income (expense)	2,206,694	887,626	9,019,948	(4,735,241)

Net income (loss)	$1,193,628	$(1,460,234)	$7,223,731	$(7,665,201)

Net income (loss) per common share, basic	0.00	(0.00)	0.00	(0.00)

Net income (loss) per common share, basic and diluted	0.00	(0.00)	0.00	(0.00)

Weighted-average common shares, basic	6,876,085,307	4,123,764,894	6,257,909,520	4,078,389,689
Weighted-average common shares, diluted	7,370,381,670	4,123,764,894	6,729,688,957	4,078,389,689

See the accompanying Notes, which are an integral part of these unaudited Financial Statements

LANDSTAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2019 and 2018

(Unaudited)

	2019	2018

Cash flows from operating activities

Net income (loss)	$7,223,731	$(7,665,201)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Gain) loss from change in fair value of derivative liability	(9,233,775)	4,738,600
Gain on contingent liability	(450,000)	-
Consulting fees settled through common shares issuable		407,322
Loan interest amortization	677,021	-
Share-based compensation expense	363,409	-
Depreciation and amortization	592,309	-
Lease liability amortization	55,742	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(16,597)	(19,230)
Accounts receivable	(494,740)	-
Inventory	(8,301)	-
Accounts payable	208,964	533,437
Deferred revenues	397,867	-
Accrued interest	(19,408)	7,152
Payroll liabilities	17,368	-
Due to related party	20,769	(12,966)
Deposits paid	(18,456)	-

Net cash used in operating activities	(684,097)	(2,010,887)

Cash flows from investing activities

Purchase of property and equipment	(4,629)	-
Acquisitions of intellectual property and licenses	(265,000)	(21,910)

Net cash used in investing activities	(269,629)	(21,910)

Cash flows from financing activities

Proceeds from issuance of convertible notes payable	725,000	445,000
Capital lease payments	(5,452)	-
Payments of notes payable	(450,000)	-
Proceeds from issuance of common stock	600,000	1,645,503

Net cash provided by financing activities	869,548	2,090,503

Net (decrease) increase in cash	(84,178)	57,706

Cash as of beginning of period	324,935	4,478

Cash as of end of period	$240,757	$62,183

Supplemental disclosure of cash flow information:

Cash paid in the period for interest	$2,213	-

Noncash investing and financing activities

Settlement of convertible notes payable through issuance of common stock	$75,000	$-

See the accompanying Notes, which are an integral part of these unaudited Financial Statements

LANDSTAR, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(Unaudited)

	Convertible Preferred Series A		Common Stock		Additional Paid-In	Accumulated	Total Stockholder
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2018	1,000,000	$1,000	5,112,210,803	$5,112,211	$3,582,959	$(21,003,544)	$(12,307,374)

Settlement of stock subscriptions	-	-	252,016,130	252,016	(252,016)	-	-

Warrants on stock subscriptions	-	-	-	-	(167,544)	-	(167,544)

Conversion of convertible debt	-	-	500,000,000	500,000	1,195,000	-	1,695,000

Share-based compensation	-	-	-	-	45,007	-	45,007

Issuance of common stock	-	-	418,451,781	418,451	81,549	-	500,000

Net income	-	-	-	-	-	6,030,103	6,030,103

Balance as of March 31, 2019	1,000,000	$1,000	6,282,678,714	$6,282,678	$4,484,955	$(14,973,441)	$(4,204,808)

Stock subscriptions	-	-	-	-	225,000	-	225,000

Warrants on stock subscriptions	-	-	-	-	250,878	-	250,878

Common stock issued to settle debt	-	-	1,000,000,000	1,000,000	510,000	-	1,510,000

Share-based compensation	-	-	-	-	318,402	-	318,402

Net income	-	-	-	-	-	1,193,628	1,193,628

Balance as of June 30, 2019	1,000,000	$1,000	7,282,678,714	$7,282,678	$5,789,235	$(13,779,813)	$(706,900)

See the accompanying Notes, which are an integral part of these unaudited Financial Statements

LANDSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDING JUNE 30, 2019

NOTE 1:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description

LandStar, Inc. (the “Company”) was incorporated as a Nevada corporation on May 4, 1998. The Company is developing products that enable secure data, at rest and in flight, across local devices, network, cloud, and databases.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements as of June 30, 2019 include the accounts of the Company and its wholly-owned subsidiary, Data 443 Risk Mitigation, Inc., and the operations of Myriad Software Productions, LLC through September 2018 when it was liquidated. Prior to the acquisition of Data 443 Risk Mitigation, Inc. and the assets of Myriad Software Productions, LLC in 2018, these two entities were controlled by our sole director and officer, Jason Remillard. On November 17, 2017, Mr. Remillard acquired control of LandStar, Inc. through his purchase of all the outstanding Series A preferred shares of the Company, and as a result, these two entities became common controlled entities that require consolidation of results with the reporting company, LandStar, Inc., from the time common control occurred. All intercompany accounts and activities have been eliminated. These consolidated financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

Interim Financial Statements

These unaudited consolidated financial statements have been prepared in accordance U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2018 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”) on April 12, 2019. The results of operations for the three and six months ended June 30, 2019, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2019.

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

Revenue Recognition

The Company derives revenue primarily from contracts for subscription to access our SaaS platforms and, to a much lesser degree, ancillary services provided in connection with subscription services. The Company’s contracts include the performance obligations that require us to provide access to the platforms. The Company’s contracts are for subscriptions to ArcMail and ARALOCTM, hosting of the platform and related services. Custom work for specific deliverables is documented in the statements of work. Customers may enter into subscription and various statements of work concurrently or consecutively. Most of the Company’s performance obligations are not considered to be distinct from the subscription to ArcMail and ARALOCTM, hosting of the platform and related services and are combined into a single performance obligation. New statements of work and modifications of contracts are reviewed each reporting period and significant judgment is applied as to nature and characteristics of the new or modified performance obligations on a contract by contract basis.

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

Beneficial Conversion Feature - The issuance of the convertible debt described in Note 4, below, generated a beneficial conversion feature (“BCF”), which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. The Company recognized the BCF by allocating the intrinsic value of the conversion option, which is the number of shares of common stock available upon conversion multiplied by the difference between the effective conversion price per share and the fair value of common stock per share on the commitment date, resulting in a discount on the convertible debt (recorded as a component of additional paid-in capital). The discount is amortized to interest expense over the term of the convertible debt.

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

Nonemployees - During June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”) to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees. The Company elected to adopt ASU 2018-07 early. Under the requirements of ASU 2018-07, the Company accounts for share-based compensation to non-employees under the fair value method which requires all such compensation to be calculated based on the fair value at the measurement date (generally the grant date), and recognized in the statement of operations over the requisite service period.

The Company recorded approximately $363,000 in share-based compensation expense for the six months ended June 30, 2019, compared to approximately $231,000 in share-based compensation expense for the six months ended June 30, 2018.

Determining the appropriate fair value model and the related assumptions requires judgment. During the six months ended June 30, 2019, the fair value of each option grant was estimated using a Black-Scholes option-pricing model on the date of the grant as follows:

Nonemployees

Estimated dividend yield	0.00%
Expected stock price volatility	175.86%
Weighted-average risk-free interest rate	2.15%
Expected life of options (years)	5.5
Weighted-average fair value per share	$0.002

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

The Company adopted the provisions of paragraph 740-10-25-13 of the FASB Accounting Standards Codification, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

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

Derivative liability as of December 31, 2018	$12,447,109
Additions of new derivatives recognized as day 1 loss	444,015
Settled upon conversion of debt (Derivative resolution)	(3,130,000)
Reclassification from APIC to derivative liabilities due to tainted instruments	167,544
Reclassification to APIC to derivative liabilities due to non-tainted instruments	(250,878)
Loss on change in fair value of derivative liabilities	(9,677,790)

Derivative liability as of June 30, 2019	$-

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). The provisions of ASU 2016-02 set out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months, regardless of their classification. Leases with a term of 12 months or less will be accounted for in a similar manner as under existing guidance for operating leases. ASU 2016-02 supersedes the previous lease standard, Topic 840, Leases. As a result of the adoption of this amendment, we were not required to recognize any additional assets or liabilities from operating leases in effect as of January 1, 2019; however, we recognized long-term assets of $460,000 and liabilities of $460,000 with the commencement of our long-term operating lease in January 2019. See Note 4 for further information.

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

During 2018, the Company has made two product acquisitions, ClassiDocs, and ARALOCTM, and completed the acquisition of one entity, Data443 Risk Mitigation, Inc. (“Data443”). The Company is actively seeking new products and entities to acquire, with several candidates identified. The Company has developed, and continues to develop, large scale relationships with cyber security, marketing and product organizations, and to market and promote ClassiDocs and other products the Company may develop or acquire. As of June 30, 2019, the Company had operating losses, negative net working capital, and an accumulated deficit. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3:	INTELLECTUAL PROPERTY

On February 7, 2019, the Company entered into an Exclusive License and Management Agreement (the “License Agreement”) with WALA, INC., which conducts business under the name ArcMail Technology (“ArcMail”). Under the License Agreement, the Company was granted the exclusive right and license to receive all benefits from the marketing, selling and licensing, of the ArcMail business products, including, without limitation, the good will of the business. The term of the License Agreement is twenty-seven (27) months, with the following payments to be made by the Company to ArcMail: (i) $200,000 upon signing the License Agreement; (ii) monthly payments starting 30 days after the execution of the License Agreement in the amount of $25,000 per month during months 1-6; (iii) monthly payments in the amount of $30,000 per month during months 7-17; and (iii) in month 18, final payment in the amount of $765,000. As of June 30, 2019, the balance of payments due under the License Agreement was $1,180,000. In connection with the execution of the License Agreement, two other agreements were also executed: (a) a Stock Purchase Rights Agreement, under which the Company has the right, though not the obligation, to acquire 100% of the issued and outstanding shares of stock of ArcMail from Rory Welch, the CEO of ArcMail (the right can be exercised over a period of 27 months); and (b) a Business Covenants Agreement, under which ArcMail and Mr. Welch agreed to not compete with the Company’s use of the ArcMail business under the License Agreement for a period of twenty-four (24) months. Mr. Welch shall continue to serve as ArcMail’s CEO. The Company has not purchased any outstanding shares under the Stock Purchase Rights Agreement.

The following table summarizes the components of the Company’s intellectual property as of the dates presented:

	June 30, 2019	December 31, 2018

Intellectual property:
Wordpress GDPR rights	$46,800	$46,800
ARALOC™	1,850,000	1,850,000
ArcMail License	1,445,000	-
	3,341,800	1,896,800
Accumulated amortization	(694,856)	(108,467)
Intellectual property, net of accumulated amortization	$2,646,944	$1,788,333

The Company recognized amortization expense of approximately $333,000 and $586,000 for the three and six months ended June 30, 2019. The company did not recognize any amortization expense for the six months ended June 30, 2018.

NOTE 4:	LEASES

We have noncancelable operating leases for our office facility that expire in 2024. The operating lease has renewal options and rent escalation clauses.

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

Lease expense for operating leases generally consist of both fixed and variable components. Expense related to fixed lease payments are recognized on a straight-line basis over the lease term. Variable lease payments are generally expensed as incurred, where applicable, and include agreed-upon changes in rent, certain non-lease components, such as maintenance and other services provided by the lessor, and other charges included in the lease. Leases with an initial term of twelve months or less are not recorded on the balance sheet. We recognized total lease expense of approximately $35,000 and $70,000 for the three and six months ended June 30, 2019, respectively, primarily related to operating lease costs paid to lessors from operating cash flows. We entered into our operating lease in January 2019.

Future minimum lease payments under operating leases that have initial noncancelable lease terms in excess of one year at June 30, 2019 were as follows:

Total

2019	$37,500
2020	120,000
2021	123,600
2022	127,300
2023	131,150
2024	45,033
584,583
Less: Imputed interest	(106,524)
Operating lease liabilities	$478,059

The following table summarizes lease cost for the six months ended June 30, 2019:

Total

Operating lease cost	$55,742
Finance lease cost	13,503
Total lease cost	$69,245

The following summarizes other supplemental information about the Company’s operating lease as of June 30, 2019:

Weighted average discount rate	8.00%
Weighted average remaining lease term (years)	4.75

NOTE 5:	CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

	June 30, 2019	December 31, 2018

Convertible notes payable
1) Originated in October 2014	$-	$75,000
2) Originated in September 2017	1,083,500	985,000
3) Originated in October 2018	242,000	220,000
4) Originated in October 2018	121,000	110,000
5) Originated in April 2019	600,000	-
6) Originated in June 2019	63,000	-
	2,109,500	1,390,000
Debt discount and debt issuance cost	(578,002)	(1,070,523)
	1,531,498	319,477
Less current portion of convertible notes payable	1,531,498	161,227
Long-term convertible notes payable	$-	$158,250

During the three and six months ended June 30, 2019, the Company recognized interest expense of $361,714 and $661,613, and amortization of debt discount, included in interest expense of $275,779 and $549,521, respectively. During the three and six months ended June 30, 2018, the Company recognized interest expense of $5,508 and $7,152, with $0 amortization of debt discount included in interest expense.

Convertible notes payable consists of the following

1)	Non-interest bearing convertible note held by Blue Citi LLC (“Blue Citi”) for the original principal of $125,000, payable on demand and convertible at the option of the holder into common shares at the conversion price of $0.00005 per share. The outstanding principal for the convertible note was $0 as of June 30, 2019 and $75,000 as of December 31, 2018. During the six months ending June 30, 2019 Blue Citi converted $75,000 of this convertible note into 1,500,000,000 shares of common stock.

2)	Convertible note held by Blue Citi for a total principal of $1,083,500 as of June 30, 2019. On June 19, 2019, the Company and Blue Citi entered into an Amendment and Forbearance Agreement. Under this agreement, Blue Citi agreed to forbear from enforcing its rights under the note with regard to certain possible events of default, and further agreed to amend the note as follows:

a)	Blue Citi can convert the note into shares of the Company’s common stock only upon the earlier of (i) February 2020 or (ii) any event of default under the note.
b)	The face amount of the note was increased to $1,083,500.
c)	The interest rate was increased to 12% per annum.
d)	The conversion price shall be equal to 85% of the lesser of the lowest trading price of the Company’s common stock for (i) the 20 days immediately preceding June 19, 2019 or (ii) the 20 days immediately preceding the date of conversion.

Because the terms of the conversion features have changed, the Company has determined the derivative liability features no longer exist and has reduced the derivative liability associated with this note to $0 as of June 30, 2019, from $3,276,331 as of December 31, 2018.

3)	Convertible note held by SMEA2Z, LLC for a total principal of $242,000 as of June 30, 2019. On June 19, 2019, the Company and SMEA2Z entered into an Amendment and Forbearance Agreement. Under this agreement, SMEA2Z agreed to forbear from enforcing its rights under the note with regard to certain possible events of default, and further agreed to amend the note as follows:

a)	SMEA2Z can convert the note into shares of the Company’s common stock only upon the earlier of (i) April 15, 2020 or (ii) any event of default under the note.
b)	The face amount of the note was increased to $242,000.
c)	The interest rate was increased to 12% per annum.
d)	The conversion price shall be equal to 65% of the lesser of the lowest trading price of the Company’s common stock for (i) the 20 days immediately preceding June 19, 2019 or (ii) the 20 days immediately preceding the date of conversion. The note (i) accrues interest at the rate of 8% per annum and (ii) can be converted into shares of our common stock at a 30% discount to the lowest trading price during the twenty consecutive trading days immediately preceding the date of conversion.

Because the terms of the conversion features have changed, the Company has determined the derivative liability features no longer exist and has reduced the derivative liability associated with this note to $0 as of June 30, 2019, from $788,724 as of December 31, 2018.

14

4)

Convertible note held by AFT Funding Group, LLC for a total principal of $210,000 as of June 30, 2019. On June 19, 2019, the Company and AFT Funding Group entered into an Amendment and Forbearance Agreement. Under this agreement, AFT Funding Group agreed to forbear from enforcing its rights under the note with regard to certain possible events of default, and further agreed to amend the note as follows:

a)	AFT Funding can convert the note into shares of the Company’s common stock only upon the earlier of (i) April 15, 2020 or (ii) any event of default under the note.
b)	The face amount of the note was increased to $242,000.
c)	The interest rate was increased to 12% per annum.
d)	The conversion price shall be equal to 65% of the lesser of the lowest trading price of the Company’s common stock for (i) the 20 days immediately preceding June 19, 2019 or (ii) the 20 days immediately preceding the date of conversion. The note (i) accrues interest at the rate of 8% per annum and (ii) can be converted into shares of our common stock at a 30% discount to the lowest trading price during the twenty consecutive trading days immediately preceding the date of conversion.

Because the terms of the conversion features have changed, the Company has determined the derivative liability features no longer exist and has reduced the derivative liability associated with this note to $0 as of June 30, 2019, from $394,958 as of December 31, 2018.

5)

Convertible note held by Auctus Fund, LLC for a total principal amount of $600,000 as of June 30, 2019. The note (i) accrues interest at the rate of 12% per annum, (ii) can be converted into shares of our common stock at the lesser of $0.0015, or a 50% discount to the lowest trading price during the twenty-five consecutive trading days immediately preceding the date of conversion, (iii) is convertible in whole or in part at any time after the four (4) month anniversary of the issuance of the Note, and (iv) has an original issue discount of $54,000.

6)	Convertible note held by Redstart Holdings Corp., for a total principal amount of $63,000 as of June 30, 2019. The note (i) accrues interest at a rate of 22% per annum, (ii) can be converted 180 days from June 12, 2019 at a discount of 39% to the lowest trading price during the twenty consecutive trading days immediately preceding the date of conversion, (iii) is due and payable June 12, 2020, and (iv) has an original issue discount of $3,000.

NOTE 6:	CAPITAL STOCK

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.001, of which 1,000,000 shares have been designated as Series A. As of June 30, 2019 and 2018, 1,000,000 shares of Series A were issued and outstanding, and each share of Series A was (i) convertible into 1,000 shares of common stock, and (ii) entitled to vote 1,000 shares of common stock on all matters submitted to a vote by shareholders voting common stock. All issued and outstanding shares of Series A Preferred Stock are held by Mr. Jason Remillard, (“Mr. Remillard”) sole director of the Company.

Common Stock

On June 21, 2019, the Company filed an amendment to its articles of incorporation to increase the total number of authorized shares of the Company’s common stock, par value $0.001 per share, from 8,888,000,000 to 15,000,000,000 shares. All shares have equal voting rights, are non-assessable, and have one vote per share. The total number of shares of Company common stock issued and outstanding as of June 30, 2019 and 2018, respectively, was 7,282,678,714 and 5,427,946,244.

On or about January 26, 2018, the Company committed to issue 1,200,000,000 shares to Myriad, a company wholly owned by the Company’s Chief Executive Officer and controlling shareholder, Mr. Remillard, as part of the payment for the Company’s purchase of ClassiDocs from Myriad. Those shares will now be issued to Mr. Remillard pursuant to instructions from Myriad. While not yet issued as of this filing, these shares have been recorded as common shares issuable and included in additional paid-in capital within the consolidated financial statements as of June 30, 2019 and December 31, 2018. These shares have not been included in the total number of issued and outstanding shares reflected herein.

During June 2018, the Company committed to issue 100,000,000 shares to Mr. Remillard, and an additional estimated 100,000,000 shares as an earn out, to Mr. Remillard, under the transaction in which the Company acquired all of the shares of Data443. While not yet issued as of this filing, the shares committed to Mr. Remillard have been recorded as common shares issuable and included in additional paid-in capital, and the earn out shares have been reflected as a contingent liability for common stock issuable within the consolidated financial statements as of June 30, 2019 and December 31, 2018. These shares have not been included in the total number of issued and outstanding shares reflected herein.

On January 15, 2019 the Company converted $5,000 of a promissory note into 100,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On February 6, 2019 the Company agreed to issue a total of 418,451,781 restricted shares of its common stock for subscriptions of $500,000. The Company received the entire amount of the proceeds. In connection with the issuance of the shares, the Company also agreed to issue to the subscribers warrants to acquire a total of 218,413,977 shares of our common stock at a strike price of $0.0029 per share, with a cashless exercise feature and a five (5) year term. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On February 7, 2019 the Company converted $20,000 of a promissory note into 400,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On April 16, 2019 the Company converted $20,000 of a promissory note into 400,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On May 21, 2019 the Company converted $30,000 of a promissory note into 600,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.001, of which 1,000,000 shares have been designated as Series A. As of June 30, 2019 and 2018, 1,000,000 shares of Series A were issued and outstanding, and each share of Series A was (i) convertible into 1,000 shares of common stock, and (ii) entitled to vote 15,000 shares of common stock on all matters submitted to a vote by shareholders voting common stock. All issued and outstanding shares of Series A Preferred Stock are held by Mr. Remillard, sole director of the Company.

NOTE 7:	INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. Beginning in 2018, the Company’s management determined that negative evidence outweighed the positive and established a full valuation allowance against its deferred tax assets, which the Company continued to maintain as of December 31, 2018 and June 30, 2019.

NOTE 8:	SHARE-BASED COMPENSATION

Stock Options

During the six months ended June 30, 2019 the Company granted options for the purchase of the Company’s common stock to certain consultants and advisors as consideration for services rendered. The terms of the stock option grants are determined by the Company’s Board of Directors. The Company’s stock options generally vest upon the one-year anniversary date of the grant and have a maximum term of ten years.

The following summarizes the stock option activity for the six months ended June 30, 2019:

	Options Outstanding	Weighted- Average Exercise Price
Balance as of January 1, 2019	135,319,554	$0.0046
Grants of stock options	84,890,936	0.0020
Cancelled stock options	(10,553,013)	0.0044
Balance as of June 30, 2019	209,657,477	$0.0040

The weighted average grant date fair value of stock options granted during the six months ended June 30, 2019 was $0.0020. The total fair value of stock options that vested during the six months ended June 30, 2019 was approximately $245,000. The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions for stock options granted during the six months ended June 30, 2019:

Expected term (years)	5.5
Expected stock price volatility	265.47%
Weighted-average risk-free interest rate	2.15%
Expected dividend	$0.00

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

The following summarizes certain information about stock options vested and expected to vest as of June 30, 2019:

	Number of	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise
	Options	(In Years)	Price
Outstanding	209,657,477	9.44	$0.0040

Exercisable	68,570,780	9.19	0.0037

Expected to vest	141,086,697	9.55	$0.0041

As of June 30, 2019, there was approximately $275,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements which is expected to be recognized within the next year.

Restricted Stock Awards

During the six months ended June 30, 2019, the Company issued restricted stock awards for shares of common stock which have been reserved for the holders of the awards. Restricted stock awards were issued to certain consultants and advisors as consideration for services rendered. The terms of the restricted stock units are determined by the Company’s Board of Directors. The Company’s restricted stock shares generally vest over a period of one year and have a maximum term of ten years.

The following summarizes the non-vested restricted stock activity for the six months ended June 30, 2019:

		Weighted-Average
	Shares	Fair Value
Non-vested as of January 1, 2019	99,876,158	$0.0051
Vested	(96,434,946)	0.0028
Cancelled	(5,056,180)	0.0014
Shares of restricted stock granted	190,643,241	0.0015
Non-vested as of June 30, 2019	189,028,273	0.0026

As of June 30, 2019, there was approximately $144,000 of total unrecognized compensation cost related to non-vested share-based compensation, which is expected to be recognized over the next year.

NOTE 9:	RELATED PARTY TRANSACTIONS

Jason Remillard is our Chief Executive Officer and sole director. Through his ownership of Series A Preferred Shares, Mr. Remillard has voting control over all matters to be submitted to a vote of our shareholders.

In January 2018 the Company acquired substantially all of the assets of Myriad Software Productions, LLC, which is owned 100% by Mr. Remillard. Those assets were comprised of the software program known as ClassiDocs, and all intellectual property and goodwill associated therewith. This acquisition changed the Company’s status to no longer being a “shell” under applicable securities rules. In consideration for the acquisition, the Company agreed to a purchase price of $1,500,000 comprised of: (i) $50,000 paid at closing; (ii) $250,000 in the form of our promissory note; and (iii) $1,200,000 in shares of our common stock, valued as of the closing, which equated to 1,200,000,000 shares of our common stock. The shares have not yet been issued and are not included as part of the issued and outstanding shares of the Company. However, these shares have been recorded as additional paid in capital within our consolidated financial statements for the period ending June 30, 2019.

In June 2018 the Company acquired all of the issued and outstanding shares of stock of Data443 Risk Mitigation, Inc. (the “Share Exchange”). 100% of the shares of Data443 was owned by Mr. Remillard. As a result of the Share Exchange, Data443 became a wholly-owned subsidiary of the Company, with both the Company and Data443 continuing to exist as corporate entities. The finances and business conducted by the respective entities prior to the Share Exchange will be treated as related party transactions in anticipation of the Share Exchange. As consideration in the Share Exchange, we agreed to issue to Mr. Remillard: (a) One hundred million (100,000,000) shares of our common stock; and (b) on the eighteen (18) month anniversary of the closing of the Share Exchange (the “Earn Out Date”), an additional 100,000,000 shares of our common stock (the “Earn Out Shares”) provided that Data 443 has at least an additional $1,000,000 in revenue by the Earn Out Date (not including revenue directly from acquisitions). None of our shares of our common stock to be issued to Mr. Remillard under the Share Exchange have been issued. As such, none of said shares are included as part of the issued and outstanding shares of the Company. However, the shares committed to Mr. Remillard have been recorded as a contingent liability for common shares issuable within the consolidated financial statements as of June 30, 2019. This contingent liability was originally recorded based on the current market value per share on the date of the agreement and has been revalued at the market value per share as of December 31, 2018. The contingent liability recorded as of June 30, 2019 is follows:

Contingent liability for common shares issuable:

Original liability on date of agreement	$1,220,000
Gain on contingent liability in 2018	(700,000)
Balance as of December 31, 2018	520,000
Gain on contingent liability through June 30, 2019	(450,000)
Contingent liability for common shares issuable as of June 30, 2019	$70,000

As of December 31, 2018 the Company had recorded a liability of approximately $287,000 for certain advances Mr. Remillard made to the Company. These advances in 2018 and 2017 of approximately $181,000 and $106,000 in net, respectively, were to be used for operating purposes. As of June 30, 2019, the Company has recorded a total liability of approximately $308,000, including an additional net amount of approximately $21,000 advanced during the period.

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

	Three months ended	Three months ended
	June 30, 2019	June 30, 2018

Numerator:
Net income (loss)	$1,193,628	$(1,460,234)

Denominator:
Weighted average common shares outstanding	6,876,085,307	4,123,764,894
Effect of dilutive shares	494,296,363	-
Diluted	7,370,381,670	4,123,764,894

Net income per common share:
Basic	$0.00	$(0.00)
Diluted	$0.00	$(0.00)

For the three months ended June 30, 2019 and 2018 stock options to purchase 181,949,391 and 158,642,906 shares, respectively, were excluded from the computation of diluted net income per common share because the exercise price of the stock options was greater than the average market price of the common shares or the effect of inclusion of such amounts would be anti-dilutive to net income per common share. For the three months ended June 30, 2019 and 2018, no restricted shares that were issued but not yet vested were excluded from the computation of diluted net income per common share.

	Six months ended	Six months ended
	June 30, 2019	June 30, 2018

Numerator:
Net income (loss)	$7,223,731	$(7,665,201)

Denominator:
Weighted average common shares outstanding	6,257,909,520	4,078,389,689
Effect of dilutive shares	471,779,437	-
Diluted	6,729,688,957	4,078,389,689

Net income per common share:
Basic	$0.00	$(0.00)
Diluted	$0.00	$(0.00)

For the six months ended June 30, 2019 and 2018 stock options to purchase 160,819,368 and 129,034,286 shares, respectively, were excluded from the computation of diluted net income per common share because the exercise price of the stock options was greater than the average market price of the common shares or the effect of inclusion of such amounts would be anti-dilutive to net income per common share. For the six months ended June 30, 2019 and 2018, no restricted shares that were issued but not yet vested were excluded from the computation of diluted net income per common share.

NOTE 11:	SUBSEQUENT EVENTS

None.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition for the six months ended June 30, 2019 and 2018 should be read in conjunction with our consolidated financial statements, and the notes to those financial statements that are included elsewhere in this Quarterly Report.

All references to “LandStar,” “we,” “our,” “us” and the “Company” in this Item 2 refer to LandStar, Inc.

The discussion in this section contains forward-looking statements. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “would” or “will” or the negative of these terms or other comparable terminology, but their absence does not mean that a statement is not forward-looking. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which could cause our actual results to differ from those projected in any forward-looking statements we make. Several risks and uncertainties we face are discussed in more detail under “Risk Factors” in Part I, Item 1A of the Form 10-K filed by the Company with the SEC on April 12, 2019, or in the discussion and analysis below. You should, however, understand that it is not possible to predict or identify all risks and uncertainties and you should not consider the risks and uncertainties identified by us to be a complete set of all potential risks or uncertainties that could materially affect us. You should not place undue reliance on the forward-looking statements we make herein because some or all of them may turn out to be wrong. We undertake no obligation to update any of the forward-looking statements contained herein to reflect future events and developments, except as required by law. The following discussion should be read in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

LandStar, Inc. was incorporated as a Nevada corporation on May 4, 1998, for the purpose of purchasing, developing and reselling real property, with its principal focus on the development of raw land. From incorporation through December 31, 1998, LandStar had no business operations and was a development-stage company. LandStar did not purchase or develop any properties and decided to change its business plan and operations. On March 31, 1999, the Company acquired approximately 98.5% of the common stock of Rebound Rubber Corp. pursuant to a share exchange agreement with Rebound Rubber Corp. (“Rebound Rubber”) and substantially all of Rebound Rubber’s shareholders. The acquisition was effected by issuing 14,500,100 shares of common stock, which constituted 14.5% of the 100,000,000 of our authorized shares, and 50.6% of the 28,622,100 issued and outstanding shares on completion of the acquisition.

The share exchange with Rebound Rubber (and other transactions occurring in March 1999) resulted in a change of control and the appointment of new officers and directors of the Company. These transactions also changed our focus to the development and exploitation of the technology to de-vulcanize and reactivate recycled rubber for resale as a raw material in the production of new rubber products. Our business strategy was to sell the de-vulcanized material (and compounds using the materials) to manufacturers of rubber products.

Prior to 2001 we had no revenues. In 2001 and 2002 revenues were derived from management services rendered to a rubber recycling company.

In August 2001, we amended our Articles of Incorporation to authorize 500,000,000 shares of common stock, $0.001 par value, and 150,000,000 shares of preferred stock, $0.01 par value. Preferred stock. We may designate preferred stock into specific classes by action of our board of directors. In May 2008, our board established a class of Convertible Preferred Series A (the “Series A”), authorizing 10,000,000 shares. When established, among other things, (i) each share of Series A was convertible into 1,000 shares of the Company’s common stock, and (ii) a holder of Series A was entitled to vote 1,000 shares of common stock for each share of Series A on all matters submitted to a vote by shareholders.

In September 2008, we amended our Articles of Incorporation to increase the number of authorized shares to 985,000,000, $0.001 par value, further amended the Articles to increase the number of authorized shares to 4,000,000,000, and in January 2010 amended our Articles to increase the number of authorized shares to 8,888,000,000.

We were effectively dormant for a number of years. In or around February 2014 there was a change in control when Kevin Hayes acquired 1,000,000 shares of the Series A and was appointed as the sole director and officer. In or around April 2017 there was another change in control when Kevin Hayes sold the 1,000,000 shares of Series A to Hybrid Titan Management, which then proceeded to assign the Series A to William Alessi. Mr. Alessi was then appointed as our sole director and officer. Mr. Alessi initiated legal action in his home state of North Carolina to confirm, among other things, his ownership of the Series A; his “control” over the company; and the status of creditors of the company. In or around June 2017, the court entered judgment in favor of Mr. Alessi, confirming his majority ownership of the company.

In or around July 2017, while under the majority ownership and management of Mr. Alessi, we sought to effect a merger transaction (the “Merger”) under which the Company would be merged into Data443 Risk Mitigation, Inc. (“Data443”). Data443 was formed as a North Carolina corporation in July 2017 under the original name LandStar, Inc. The name of the North Carolina corporation was changed to Data443 in December 2017. In November 2017 the controlling interest in the Company was acquired by our current chief executive officer and sole board member, Jason Remillard, when he acquired all of the Series A shares from Mr. Alessi. In that same transaction Mr. Remillard also acquired all of the shares of Data443 from Mr. Alessi. Mr. Remillard was then appointed as our sole director and sole officer of the company and Data443. Initially, Mr. Remillard sought to recognize the Merger initiated by Mr. Alessi and respect the results of the Merger. The Company relied upon documents previously prepared and proceeded as if the Merger had been effected.

In January 2018, we acquired substantially all of the assets of Myriad Software Productions, LLC, which was owned 100% by Mr. Remillard. Those assets were comprised of the software program known as ClassiDocs, and all intellectual property and goodwill associated therewith. As a result of the acquisition, the Company was no longer a “shell” under applicable securities rules. In consideration for the acquisition, we agreed to a purchase price of $1,500,000 comprised of: (i) $50,000 paid at closing; (ii) $250,000 in the form of our promissory note; and (iii) $1,200,000 in shares of our common stock, valued as of the closing, which equated to 1,200,000,000 shares of our common stock. The shares have not yet been issued and are not included as part of the issued and outstanding shares. However, these shares have been recorded as additional paid in capital within our consolidated financial statements for the period ending June 30, 2019.

In April 2018, we amended the designation for its Series A Preferred Stock by providing that a holder of Series A was entitled to (i) vote 15,000 shares of common stock for each share of Series A on all matters submitted to a vote by shareholders and (ii) convert each share of Series A into 1,000 shares of our common stock.

In May 2018, we amended and restated our Articles of Incorporation. The total authorized number of shares to 8,888,000,000 shares of common stock, $0.001 par value, and 50,000,000 shares of preferred stock, $0.001 par value, designated in the discretion of the Board of Directors. The Series A remains in full force and effect.

In June 2018, after careful analysis and in reliance upon professional advisors we retained, it was determined that the Merger had, in fact, not been completed, and that the Merger was not in the best interests of the Company and its shareholders. As such, the Merger was legally terminated. In place of the Merger, in June 2018, we acquired all of the issued and outstanding shares of stock of Data443 (the “Share Exchange”). As a result of the Share Exchange, Data443 became our wholly-owned subsidiary, with both the Company and Data443 continuing to exist as corporate entities. The finances and business conducted by the respective entities prior to the Share Exchange will be treated as related party transactions in anticipation of the Share Exchange. In consideration of the Share Exchange, we agreed to issue to Mr. Remillard: (a) One hundred million (100,000,000) shares of our common stock; and (b) On the eighteen (18) month anniversary of the closing of the Share Exchange (the “Earn Out Date”), an additional 100,000,000 shares of our common stock (the “Earn Out Shares”) provided that Data 443 has at least an additional $1MM in revenue by the Earn Out Date (not including revenue directly from acquisitions). None of our shares of our common stock to be issued to Mr. Remillard under the Share Exchange have been issued. As such, none of said shares are included as part of the issued and outstanding shares of the Company. However, the shares committed to Mr. Remillard have been recorded as common shares issuable and included in additional paid-in capital and the earn out shares have been reflected as a contingent liability for common stock issuable within the consolidated financial statements as of December 31, 2018.

On or about June 29, 2018, we secured the rights to the WordPress GDPR Framework through our wholly owned subsidiary Data443 for a total consideration of €40,001, or $46,521, payable in four payments of €10,000, with the first payment due at closing, and the remaining payments issuable at the end of July, August and September, 2018. Upon issuance of the final payment, we gained the right to enter into an asset transfer agreement for the nominal cost of one euro (€1).

On or about October 22, 2018, we entered into an asset purchase agreement with Modevity, LLC (“Modevity”) to acquire certain assets collectively known as ARALOC™, a software-as-a service (“SaaS”) platform that provides cloud-based data storage, protection, and workflow automation. The acquired assets consist of intellectual and related intangible property including applications and associated software code, and trademarks. Access to books and records related to the customers and revenues Modevity created on the ARALOC™ platform as part of the asset purchase agreement. These assets were substantially less than the total assets of Modevity, and revenues from the platform comprised a portion of the overall sales of Modevity. We are required to create the technical capabilities to support the ongoing operation of this SaaS platform. A substantial effort on the part of the Company is needed to continue generating ARALOC revenues through development of a sales force, as well as billing and collection processes. We paid Modevity (i) $200,000 in cash, (ii) $750,000, in the form of our 10-month promissory note, and (iii) 164,533,821 shares of our common stock.

On February 6, 2019 we agreed to issue a total of 418,451,781 restricted shares of its common stock for subscriptions of $500,000. In connection with the issuance of the shares, we also agreed to issue to the subscribers warrants to acquire a total of 218,413,977 shares of our common stock at a strike price of $0.0029 per share, with a cashless exercise feature and a five (5) year term. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On February 7, 2019 we converted $20,000 of a promissory note into 400,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On February 7, 2019, we entered into an Exclusive License and Management Agreement (the “License Agreement”) with WALA, INC., which conducts business under the name ArcMail Technology (“ArcMail”). Under the License Agreement, we were granted the exclusive right and license to receive all benefits from the marketing, selling and licensing, of the ArcMail business products, including, without limitation, the goodwill of the business. The term of the License Agreement is twenty-seven (27) months, with the following payments to be made by the Company to ArcMail: (i) $200,000 upon signing the License Agreement; (ii) monthly payments starting 30 days after the execution of the License Agreement in the amount of $25,000 per month during months one through six; (iii) monthly payments in the amount of $30,000 per month during months seven through 17; and (iv) in month 18, final payment in the amount of $765,000. In connection with the execution of the License Agreement, two other agreements were also executed: (a) a Stock Purchase Rights Agreement, under which the Company has the right, though not the obligation, to acquire 100% of the issued and outstanding shares of stock of ArcMail from Rory Welch, the CEO of ArcMail (the right can be exercised over a period of 27 months); and (b) a Business Covenants Agreement, under which ArcMail and Mr. Welch agreed to not compete with the Company’s use of the ArcMail business under the License for a period of twenty-four (24) months. Mr. Welch shall continue to serve as ArcMail’s CEO. The Company has not purchased any outstanding shares under the Stock Purchase Rights Agreement.

On April 16, 2019 we converted $20,000 of a promissory note into 400,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On May 21, 2019 we converted $30,000 of a promissory note into 600,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On June 26, 2019 we furnished to the holders of record of our outstanding shares of (i) common stock, $0.001 par value per share and (ii) Convertible Preferred Series A Stock, $0.001 par value per share (“Series A Preferred Stock”), that as of June 24, 2019 (the “Record Date”) that on June 24, 2019, in accordance with Section 78.320 of the Nevada Revised Statutes (the “NRS”), a stockholder of the Company holding a majority of the voting power of the Company as of the Record Date (the “Consenting Stockholder”) approved the following corporate actions:

(1) Amendment of our articles of incorporation (“Articles of Incorporation”) to provide for a decrease in the authorized shares of the Company’s common stock, $0.001 par value per share, from 15,000,000,000 shares to 60,000,000 shares (the “Authorized Common Stock Reduction”);

(2) Amendment of our Articles of Incorporation to provide for a decrease in the authorized shares of the Company’s preferred stock, $0.001 par value per share, from 50,000,000 shares to 337,500 shares (the “Authorized Preferred Stock Reduction”);

(3) That the Board of Directors of the Company (the “Board of Directors”) be authorized to implement a reverse stock split of the Company’s common stock, $0.001 par value per share, and preferred stock, $0.001 par value per share, each at a ratio of 1:750 (the “Reverse Stock Split”);

(4) Adoption of the LandStar, Inc. 2019 Omnibus Stock Incentive Plan (the “2019 Plan”); and

(5) Amendment of our Articles of Incorporation to change our corporate name from “LandStar, Inc.” to “Data443 Risk Mitigation, Inc.” (the “Name Change”).

As of the date of this Quarterly Report on Form 10-Q, these actions have not yet been effected.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”), or other standard setting bodies, relating to the treatment and recording of certain accounting transactions. Unless otherwise discussed herein, management of the Company has determined that these recent accounting pronouncements will not have a material impact on the financial position or results of operations of the Company.

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

While our significant accounting policies are described in more detail in Note 1 of our consolidated Quarterly financial statements included in this Quarterly Report, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our consolidated financial statements:

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

Beneficial Conversion Feature

The issuance of the convertible debt issued by us (described in Note 5 to the Consolidated Financial Statements) generated a beneficial conversion feature (“BCF”), which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. We recognized the BCF by allocating the intrinsic value of the conversion option, which is the number of shares of common stock available upon conversion multiplied by the difference between the effective conversion price per share and the fair value of common stock per share on the commitment date, resulting in a discount on the convertible debt (recorded as a component of additional paid in capital). The discount is amortized to interest expense over the term of the convertible debt.

Fair Value of Financial Instruments

We follow paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of our financial instruments and have adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of our financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

Deferred Tax Assets and Income Taxes Provision

We adopted the provisions of paragraph 740-10-25-13 of the FASB Accounting Standards Codification. Paragraph 740-10-25-13 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, we operate within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Management assumes that the realization of our net deferred tax assets resulting from our net operating loss (“NOL”) carry-forwards for federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) we have incurred recurring losses and will continue to generate losses for the foreseeable future, (b) general economic conditions, and (c) our ability to raise additional funds to support our daily operations by way of a public or private offering, among other factors.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2018

Revenue

We recognized $359,000 and $501,000 of revenue during the three and six months ended June 30, 2019, respectively, compared to zero revenue for the three and six months ended June 30, 2018. We had net billings for the three and six months ended June 30, 2019 of $483,000 and $957,000, respectively, compared to zero in the prior year periods. Deferred revenues were $427,000 as of June 30, 2019, an increase of $398,000 from $29,000 as of December 31, 2018.

General and Administrative Expenses

General and administrative expenses for the three and six months ended June 30, 2019 amounted to $1,211,000 and $1,902,000, respectively, as compared to $1,804,000 and $2,080,000 for the three and six months ended June 30, 2018, respectively, which are decreases of $593,000, or 33%, and $178,000, or 9%, respectively. The expenses for the six months ended June 30, 2019 primarily consisted of management costs, costs to integrate assets we acquired and to expand sales, audit and review fees, filing fees, professional fees, and other expenses, including the re-classification of sales-related management expenses, in connection with the projected growth of the Company’s business. Expenses for the six months ended June 30, 2018 consisted of primarily the same items with the exception of costs to integrate assets we acquired.

Sales and Marketing Expenses

Sales and marketing expense for the three and six months ended June 30, 2019 amounted to $156,000 and $382,000, respectively, as compared to $502,000 and $783,000 for the three and six months ended June 30, 2018, respectively, which are decreases of $346,000, or 69%, and $401,000, or 51%, respectively. The expenses for the six months ended June 30, 2019 primarily consisted of developing a sales operation, with some previously reported expenses, primarily management costs, reclassified to general and administrative expenses. Expenses for the six months ended June 30, 2018 consisted of primarily the same items with the exception of previously mentioned costs reclassified to general and administrative expenses.

Net Gain and Loss

The net gain for the three and six months ended June 30, 2019 was $1,194,000 and $7,224,000 as compared to a loss of $1,460,000 and $7,665,000 for the three and six months ended June 30, 2018, respectively. The net gain for the three and six months ended June 30, 2019 was mainly derived from a gain on change in fair value of derivative liability of $2,421,000 and $9,234,000, respectively, associated with convertible notes payable and gross margins of $353,000 and $492,000, respectively, offset in part by general and administrative, and sales and marketing expenses incurred. The net loss for the three months ended June 30, 2018 was mainly derived from the general and administrative, and sales and marketing expenses incurred without generating revenue, offset in part by a gain on change in fair value of derivative liabilities. The net loss for the six months ended June 30, 2018 was derived by the net loss on change in fair value of derivative liability of $4,739,000 associated with convertible notes payable, as well as general and administrative, and sales and marketing expenses incurred.

Provision for Income Tax

No provision for income taxes was recorded in either the three and six months ended June 30, 2019 or 2018, as we have incurred taxable losses in both periods.

Related Party Transactions

The following individuals and entities have been identified as related parties based on their affiliation with our CEO and sole director, Jason Remillard:

Jason Remillard

Myriad Software Productions, LLC

The following amounts were owed to related parties, affiliated with the CEO and Chairman of the Board, at the dates indicated:

	June 30, 2019	December 31, 2018
Jason Remillard	$307,854	$287,084

CASH FLOW FOR THE SIX MONTHS ENDED JUNE 30, 2019 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2018

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of June 30, 2019, our principal sources of liquidity were cash or cash equivalents of $241,000, trade accounts receivable of $495,000, and other current assets of $26,000, as compared to cash or cash equivalents of $325,000, zero trade accounts receivable, and other current assets of $1,000 as of December 31, 2018.

During the last two years, and through the date of this Quarterly Report, we have faced an increasingly challenging liquidity situation that has severely limited our ability to execute our operating plan. We generated no revenue until the fourth quarter of 2018, though we have actively prepared to initiate business in the data security market. We have also been required to maintain our corporate existence, satisfy the requirements of being a public company, and have chosen to become a mandatory filer with the SEC. We will need to obtain capital to continue operations. There is no assurance that we will be able to secure such funding on acceptable (or any) terms. During the six months ended June 2019 and 2018, we reported a loss from operations of $1,796,000 and $2,930,000, respectively, and had negative cash flows from operating activities of $684,000 and $2,011,000, respectively, for the same periods. We had a beginning cash balance of $325,000 as of January 1, 2019, and a beginning cash balance of $4,000 as of January 1, 2018.

As of June 30, 2019, we had assets of cash in the amount of $241,000 and other current assets in the amount of $521,000. As of June 30, 2019, we had current liabilities of $3,401,000. The Company’s accumulated deficit was $13,780,000.

As of June 30, 2018, we had assets of cash in the amount of $62,000, and other current assets in the amount of $41,000. As June 30, 2018, we had current liabilities of $7,937,000. The Company’s accumulated deficit was $13,577,000.

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

We are now obligated to file annual, quarterly and current reports with the SEC pursuant to the Exchange Act. In addition, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the rules subsequently implemented by the SEC and the Public Company Accounting Oversight Board have imposed various requirements on public companies, including requiring changes in corporate governance practices. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities of ours more time-consuming and costly. In order to meet the needs to comply with the requirements of the Exchange Act, we will need investment of capital.

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

Investing Activities

During the six months ended June 30, 2019, we used funds in investing activities of $265,000 to acquire an exclusive license for software and $5,000 to acquire furniture and fixtures. During the six months ended June 30, 2018, we used $22,000 to acquire intellectual property.

Financing Activities

During the six months ended June 30, 2019 we raised $500,000 through the issuance of 418,451,781 shares of our common stock and warrants to acquire 218,413,977 shares of our common stock, $225,000 for stock subscriptions of commons stock and warrants to be issued later, and $600,000 from issuance of convertible debt, offset in part through repayment of $450,000 on notes payable. By comparison, during the six months ended June 30, 2018, we raised $445,000 by way of a convertible note and net financed $1,646,000 primarily through issuances of stock subscriptions.

We are dependent upon the receipt of capital investment or other financing to fund our ongoing operations and to execute our business plan. In addition, we are dependent upon our controlling shareholder to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our plan of operations.

Going Concern

The consolidated financial statements accompanying this Quarterly Report have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company has generated very limited revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary financing to achieve our operating objectives, and the attainment of profitable operations. As of June 30, 2019, the Company has an accumulated deficit of $13,779,813. We do not have sufficient working capital to enable us to carry out our plan of operation for the next twelve months.

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

Management’s Plans

Our plan is to continue to grow our business through strategic acquisitions, and then expand selling across our subsidiaries and affiliated companies. During the next twelve months, we anticipate incurring costs related to filing of Exchange Act reports and operating our businesses. We will require additional operating capital to maintain and continue operations. We will need to raise additional capital through debt or equity financing, and there is no assurance we will be able to raise the necessary capital.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information regarding this Item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Form 10-Q. Based on that evaluation, we concluded that because of the material weaknesses and significant deficiencies in our internal control over financial reporting described below, our disclosure controls and procedures were not sufficient as of June 30, 2019.

Management’s Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s officers, the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2019 based on the criteria establish in Internal Control Integrated Framework issued by the 2013 Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2019, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

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

Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

Management of the Company is committed to improving its internal controls and (i) will continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (ii) will increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel, and (iii) may consider appointing outside directors and audit committee members in the future.

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

Changes in Internal Control Over Financial Reporting

We routinely review our internal control over financial reporting from time to time and make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. During the three months ended June 30, 2019, we hired a CFO with extensive public company financial reporting experience. However, the material weaknesses noted previously continue to exist as we made no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time we may be involved in litigation relating to claims arising out of the operation of our business in the normal course of business. Other than as described below, as of the date hereof, we are not aware of potential dispute or pending litigation and are not currently involved in a litigation proceeding or governmental actions the outcome of which in management’s opinion would be material to our financial condition or results of operations. An adverse result in these or other matters may have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

On April 9, 2018, a Current Report on Form 8-K was filed with the SEC under the name “Landstar, Inc.” The filing was not authorized by us and we have had no communication with the person who made the filing. This Form 8-K purported to present financial statements for the years ended December 31, 2017 and 2016, and includes an entry for “long-term debt with interest” for $1,000,000 on the balance sheet. Although we are aware of an unsubstantiated claim for a $500,000 debt obligation, we are not familiar with the allegations that form the basis for this claim. We intend to vigorously dispute this claim.

On February 25, 2019, we filed a lawsuit (the “Complaint”) in the United States District Court for the Eastern District of New York. The Complaint was filed against Hubai Chuguan Industry Co., Ltd. (“Chuguan”) and also names Madison Stock Transfer Inc., our transfer agent, as a nominal defendant. With the filing of the Complaint, we seek to cancel and return to the status of unissued and authorized shares, 1.5 billion shares of our common stock which currently stand in the name of Chuguan (the “Chuguan Shares”). We believe that, among other things, the Chuguan Shares were mistakenly issued and were never delivered to Chuguan, that Chuguan never delivered consideration for the Chuguan Shares to us, and that Chuguan has no claim of right to the Chuguan Shares. Although the ultimate outcome of this matter cannot be determined with certainty, we believe that the allegations stated in the Complaint are true and correct. We intend to vigorously prosecute the Complaint and cancel the Chuguan Shares, with the Chuguan Shares then returned to the status of our authorized and unissued shares.

In 2018, we received a demand from Mina Mar Group, Inc. (“Mina Mar”) for the conversion of a purported $90,000 note purportedly issued by us in 2008 and now owned by Mina Mar. We have no record of this obligation and there is no indication that this purported obligation was ever recorded in our financial records. We believe that any action, collection or conversion of this purported note will be barred by the statute of limitations. As such, we have denied the existence and viability of the note and will vigorously dispute this claim.

In 2018, we also recently received a separate demand from Mina Mar claiming that it also owns one million shares of our preferred stock. No stock certificate has been presented by Mina Mar, despite repeated requests for Mina Mar to do so, and there are no records indicating that we ever issued these shares to Mina Mar, or to the party from which Mina Mar contends it acquired the shares. Further, we believe that any such claim, if there is one, is barred by the statute of limitations. As such, we have rejected the claim to the shares, and will vigorously dispute this claim.

In 2018, received a demand from a former consultant, Don Murray, demanding payment of amounts purportedly owed to Mr. Murray. We believe that no amounts are owed to Mr. Murray. We continue to review all relevant facts and circumstances and are considering all available legal options.

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

On February 6, 2019 the Company agreed to issue a total of 418,451,781 restricted shares of its common stock for subscriptions of $500,000. The Company received the entire amount of the proceeds, which will be used for general corporate purposes. In connection with the issuance of the shares, the Company also agreed to issue to the subscribers warrants to acquire a total of 218,413,977 shares of our common stock at a strike price of $0.0029 per share, with a cashless exercise feature and a five (5) year term. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On April 15, 2019 the Company closed a financing transaction under which it issued a Convertible Promissory Note (the “Auctus Note”) in the aggregate principal amount of $600,000, and received gross proceeds of $546,000 (excluded were legal fees and a transaction fee charged by the lender, Auctus Fund, LLC). The proceeds will be used for general corporate purposes. The Auctus Note may be converted into shares of the Company’s common stock in whole or in part at any time from time to time after the four (4) month anniversary of the issuance of the Auctus Note, at an initial conversion price per share equal to the lesser of (a) $0.0015 or (b) 50% multiplied by the lowest trading price for the Company’s common stock during the 25 days of trading ending on the latest complete trading day prior to the date of conversion. The conversion price is subject to adjustment for stock splits, reverse stock splits, stock dividends and other similar transactions and terms. The Company also granted to the lender warrants to purchase 60,000,000 shares of Common Stock at $0.005 per share, with a cashless exercise feature. The Auctus Note and the warrants were issued in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws.

On June 12, 2019, the Company closed a financing transaction under which it issued a Convertible Promissory Note (the “Redstart Note”) in the aggregate principal amount of $63,000, and received gross proceeds of $60,000 (excluded were legal fees and a transaction fee charged by the lender, Redstart Holdings, LLC). The proceeds will be used for general corporate purposes. The Redstart Note (i) accrues interest at a rate of 22% per annum, (ii) can be converted 180 days from June 12, 2019 at a discount of 39% to the lowest trading price during the twenty consecutive trading days immediately preceding the date of conversion, (iii) is due and payable June 12, 2020, and (iv) has an original issue discount of $3,000. The conversion price is subject to adjustment for stock splits, reverse stock splits, stock dividends, and other similar transactions and terms. The Redstart Note was issued in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.

Exhibit Number	Description of Document

2.1	Share Exchange Agreement dated December 31, 1998, by and between the Company and Rebound Corp., incorporated by reference to Exhibit 10.7 to Form 10-SB/A as filed by the Company with the Securities and Exchange Commission on January 7, 2000.

3.1	Articles of Incorporation of the Company, dated May 4, 1998, incorporated by reference to Exhibit 3(I) to Form 10-SB as filed by the Company with the Securities and Exchange Commission on January 4, 2000.

3.2	Amended and Restated Articles of Incorporation of the Company, dated May 1, 2018, incorporated by reference to Exhibit 3.2 to Form 10/A as filed by the Company with the Securities and Exchange Commission on April 24, 2019.

3.3	Certificate of Designation for Preferred Series A Stock of the Company, dated May 28, 2008, incorporated by reference to Exhibit 3.3 to Form 10/A as filed by the Company with the Securities and Exchange Commission on April 24, 2019.

3.4	Amendment to Certificate of Designation for Preferred Series A Stock of the Company, dated April 27, 2018, incorporated by reference to Exhibit 3.4 to Form 10/A as filed by the Company with the Securities and Exchange Commission on April 24, 2019.

3.5	Certificate of Amendment to Amended and Restated Articles of Incorporation of the Company, dated June 20, 2019, incorporated by reference to Exhibit 3.1 to Form 8-K as filed by the Company with the Securities and Exchange Commission on June 26, 2019.

3.6	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to Form 8-K as filed by the Company with the Securities and Exchange Commission on June 26, 2019.

4.1	Convertible Note issued by the Company on October 17, 2014 in favor of Atlantic Holding Corp. in the original principal amount of $125,000, incorporated by reference to Exhibit 4.1 to Form 10/A as filed by the Company with the Securities and Exchange Commission on April 24, 2019.

4.2	8% Convertible Redeemable Note issued by the Company on October 16, 2018 in favor of AFT Funding Corp. in the original principal amount of $110,000, incorporated by reference to Exhibit 4.2 to Form 10/A as filed by the Company with the Securities and Exchange Commission on April 24, 2019.

4.3	Amendment and Forbearance Agreement dated June 19, 2019 by and between the Company and AFT Funding Corp., incorporated by reference to Exhibit 4.2 to Form 8-K as filed by the Company with the Securities and Exchange Commission on June 20, 2019.

4.4	8% Convertible Redeemable Note issued by the Company on October 23, 2018 in favor of Smea2Z LLC in the original principal amount of $220,000, incorporated by reference to Exhibit 4.3 to Form 10/A as filed by the Company with the Securities and Exchange Commission on April 24, 2019.

4.5	Amendment and Forbearance Agreement dated June 19, 2019 by and between the Company and Smea2Z LLC, incorporated by reference to Exhibit 4.1 to Form 8-K as filed by the Company with the Securities and Exchange Commission on June 20, 2019.

4.6	Convertible Redeemable Note issued by the Company on April 15, 2019 in favor of Auctus Fund, LLC in the original principal amount of $600,000, incorporated by reference to Exhibit 4.1 to Form 8-K as filed by the Company with the Securities and Exchange Commission on 19 April 2019.

4.7	Common Stock Purchase Warrant Agreement issued in favor of Auctus Fund, LLC on April 15, 2019 for the purchase of 60,000,000 shares of Common Stock at $0.005 per share, incorporated by reference to Exhibit 4.2 to Form 8-K as filed by the Company with the Securities and Exchange Commission on April 19, 2019.

10.1	Asset Purchase Agreement dated January 26, 2018 by and between Myriad Software Productions, LLC and Data443 Risk Management, Inc., incorporated by reference to Exhibit 10.1 to Form 10/A as filed by the Company with the Securities and Exchange Commission on April 24, 2019.

10.2	Secured Promissory Note dated January 26, 2018 issued by Data443 Risk Management, Inc. in favor of Myriad Software Productions, LLC in the original principal amount of $250,000, incorporated by reference to Exhibit 10.2 to Form 10/A as filed by the Company with the Securities and Exchange Commission on April 24, 2019.

10.3	Security Agreement dated January 26, 2018 executed by Data443 Risk Management, Inc. in favor of Myriad Software Productions, LLC, incorporated by reference to Exhibit 10.3 to Form 10/A as filed by the Company with the Securities and Exchange Commission on April 24, 2019.

10.4	Share Exchange Agreement dated June 29, 2018 by and among the Company, Data443 Risk Mitigation, Inc. and Jason Remillard, incorporated by reference to Exhibit 10.4 to Form 10/A as filed by the Company with the Securities and Exchange Commission on April 24, 2019.

10.5	Asset Purchase Agreement dated October 22, 2018 by and among Data443 Risk Mitigation, Inc., Modevity, LLC and Jim Coyne, incorporated by reference to Exhibit 10.5 to Form 10/A as filed by the Company with the Securities and Exchange Commission on April 24, 2019.

10.6	Secured Promissory Note dated October 22, 2018 issued by Data443 Risk Management, Inc. in favor of Modevity, LLC in the original principal amount of $750,000, incorporated by reference to Exhibit 10.6 to Form 10/A as filed by the Company with the Securities and Exchange Commission on April 24, 2019.

10.7	Security Agreement dated October 22, 2018 executed by Data443 Risk Management, Inc. in favor of Modevity, LLC, incorporated by reference to Exhibit 10.7 to Form 10/A as filed by the Company with the Securities and Exchange Commission on April 24, 2019.

10.8	Debt Restructuring Agreement dated September 30, 2018 by and between the Company and Blue Citi LLC, incorporated by reference to Exhibit 10.8 to Form 10/A as filed by the Company with the Securities and Exchange Commission on April 24, 2019.

10.9	Consolidated Note dated September 30, 2018 issued by the Company in favor of Blue Citi LLC Modevity, LLC in the original principal amount of $829,680, incorporated by reference to Exhibit 10.9 to Form 10/A as filed by the Company with the Securities and Exchange Commission on April 24, 2019.

10.10	Form of Common Stock Purchase Agreement executed in connection with the issuance in December 2018 of 252,016,130 shares of the Company’s common stock in exchange for $500,000, incorporated by reference to Exhibit 10.10 to Form 10/A as filed by the Company with the Securities and Exchange Commission on April 24, 2019.

10.11	Form of Common Stock Purchase Warrant issued in December 2018 in connection with the Common Stock Purchase Agreement and the issuance thereunder, for a total of 50,403,226 warrants, incorporated by reference to Exhibit 10.11 to Form 10/A as filed by the Company with the Securities and Exchange Commission on April 24, 2019.

10.12	Amendment and Forbearance Agreement dated June 19, 2019 by and between the Company and Blue Citi LLC, incorporated by reference to Exhibit 4.3 to Form 8-K as filed by the Company with the Securities and Exchange Commission on June 20, 2019.

10.13	Amendment to Amendment and Forbearance Agreement, dated June 21, 2019, by and between the Company and Blue Citi LLC, incorporated by reference to Exhibit 4.1 to Form 8-K as filed by the Company with the Securities and Exchange Commission on June 26, 2019.

10.14	Form of Exclusive License and Management Agreement entered into with Wala, Inc. on February 7, 2019, incorporated by reference to Exhibit 10.1 to Form 8-K as filed by the Company with the Securities and Exchange Commission on February 11, 2019.

10.15	Form of Stock Purchase Rights Agreement entered into with Rory Welch on February 7, 2019, incorporated by reference to Exhibit 10.2 to Form 8-K as filed by the Company with the Securities and Exchange Commission on February 11, 2019.

10.16	Form of Business Covenants Agreement entered into with Wala, Inc. and Rory Welch on February 7, 2019, incorporated by reference to Exhibit 10.3 to Form 8-K as filed by the Company with the Securities and Exchange Commission on February 11, 2019.

10.17	Form of Securities Purchase Agreement executed in connection with the issuance on April 15, 2019 of the Company’s convertible promissory note, incorporated by reference to Exhibit 10.1 to Form 8-K as filed by the Company with the Securities and Exchange Commission on April 19, 2019.

10.18	Form of Common Stock Purchase Agreement executed in connection with the issuance in February 2019 of 418,451,781 shares of the Company’s common stock in exchange for $500,000, incorporated by reference to Exhibit 10.16 to Form 10-Q as filed by the Company with the Securities and Exchange Commission on May 15, 2019.

10.19	Form of Common Stock Purchase Warrant issued in February 2019 in connection with the Common Stock Purchase Agreement and the issuance thereunder, for a total of 218,413,977 warrants, incorporated by reference to Exhibit 10.17 to Form 10-Q as filed by the Company with the Securities and Exchange Commission on May 15, 2019.

10.20†	Employment Agreement, effective May 1, 2019, between the Company and Steven Dawson, incorporated by reference to Exhibit 10.18 to Form 10-Q as filed by the Company with the Securities and Exchange Commission on May 15, 2019.

10.21	LandStar, Inc. 2019 Omnibus Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 8-K as filed by the Company with the Securities and Exchange Commission on May 20, 2019.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(*)	Filed herewith.

(†)	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2019	LANDSTAR, INC.

	By:	/s/ Jason Remillard
	Name:	Jason Remillard
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2019	LANDSTAR, INC.

	By:	/s/ Steven Dawson
	Name:	Steven Dawson
	Title:	Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer Officer)

