Form 10-Q
period 2019-09-30
Data443 Risk Mitigation, Inc.
filed 2019-11-14
CIK 1068689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2019

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 000-30542

DATA443 RISK MITIGATION, INC.

(Exact name of registrant as specified in its charter)

Nevada	86-0914051
(State of incorporation)	(I.R.S. Employer Identification No.)

101 J Morris Commons Lane, Suite 105 Morrisville, North Carolina	27560
(Address of principal executive offices)	(Zip Code)

(919) 858-6542

(Registrant’s telephone number, including area code)

LANDSTAR, INC.

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The outstanding number of shares of common stock as of November 12, 2019 was: 11,692,093.

DATA443 RISK MITIGATION, INC.

FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DATA443 RISK MITIGATION, INC.

CONSOLIDATED BALANCE SHEETS

September 30, 2019 and December 31, 2018

	September 30, 2019	December 31, 2018
	(Unaudited)	(Audited)

Assets

Current assets:
Cash	$60,051	$324,935
Accounts receivable	822,144	-
Inventory	8,301	-
Prepaid expenses and other current assets	12,624	1,500

Total current assets	903,120	326,435

Property and equipment, net	92,871	-
Operating lease right-of-use assets, net	413,945	-

Other noncurrent assets:
Intellectual property, net of accumulated amortization	3,456,111	1,788,333
Deposits	20,944	-
Goodwill	1,574,189	-

Total assets	$6,461,180	$2,114,768

Liabilities

Current liabilities:
Accounts payable	$361,637	$88,627
Payroll liabilities	15,911	-
Accrued consulting expense	87,500	87,500
Deferred revenues	927,495	28,951
Interest payable	87,949	43,394
Note payable	-	600,000
Convertible notes payable, net of unamortized discount	1,311,292	161,227
Derivative liability	2,513,072	12,447,109
Due to related party	1,313,333	287,084
License fee payable	1,135,709	-
Operating lease liability	73,565	-
Finance lease liability	30,633	-
Contingent liability	80,000	520,000

Total current liabilities	7,938,096	14,263,892

Long-term liabilities:
Convertible notes payable, net of unamortized discount	-	158,250
Finance lease liability	55,502	-
Operating lease liability, net of current portion	395,244	-

Total liabilities	8,388,842	14,422,142

Stockholders’ deficit

Preferred stock, $0.001 par value; 337,500 shares authorized; 1,334 issued and outstanding as of September 30, 2019 and December 31, 2018	1	1
Common stock, $0.001 par value; 60,000,000 shares authorized; 9,946,921 and 6,816,281 issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	9,947	6,816
Additional paid-in capital	15,038,604	8,689,353
Accumulated deficit	(16,976,214)	(21,003,544)

Total stockholders’ deficit	(1,927,662)	(12,307,374)

Total liabilities and stockholders’ deficit	$6,461,180	$2,114,768

See the accompanying Notes, which are an integral part of these unaudited Financial Statements

DATA443 RISK MITIGATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and nine months ended September 30, 2019 and 2018

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$628,382	$-	$1,129,785	$-

Cost of goods sold	1,458	-	11,392	-

Gross margin	626,924	-	1,118,393	-

Operating expenses:
Research and development	-	37,262	4,205	104,732
General and administrative	1,374,137	514,058	3,276,024	1,714,372
Sales and marketing	79,552	11,518	461,146	34,947

Total operating expenses	1,453,689	562,838	3,741,375	1,854,051

Loss from operations	(826,765)	(562,838)	(2,622,982)	(1,854,051)

Other (expense) income:
Interest expense	(392,564)	(13,408)	(1,056,391)	(22,115)
Other income		-		10,462
(Loss) gain on contingent liability	(10,000)	-	440,000	-
(Loss) gain on change in fair value of derivative liability	(1,967,072)	3,194,580	7,266,703	(3,168,020)
Total other (expense) income	(2,369,636)	3,382,742	6,650,312	(2,978,103)

Net (loss) income	$(3,196,401)	$2,618,334	$4,027,330	$(5,034,538)

Net (loss) income per common share, basic	(0.32)	0.42	0.45	(0.82)

Net (loss) income per common share, basic and diluted	(0.32)	0.34	0.42	(0.82)

Weighted-average common shares, basic	9,857,162	6,266,468	8,853,850	6,126,544
Weighted-average common shares, diluted	9,857,162	7,600,971	9,607,448	6,126,544

See the accompanying Notes, which are an integral part of these unaudited Financial Statements

DATA443 RISK MITIGATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2019 and 2018

(Unaudited)

	2019	2018

Cash flows from operating activities

Net income (loss)	$4,027,330	$(5,034,538)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Gain) loss from change in fair value of derivative liability	(7,266,703)	3,168,020
Gain on contingent liability	(440,000)	-
Consulting fees settled through common shares issuable		407,322
Loan interest amortization	1,002,815	-
Share-based compensation expense	410,640	469,950
Depreciation and amortization	931,602	-
Lease liability amortization	83,613	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(11,124)	(1,848)
Accounts receivable	(822,144)	-
Inventory	(8,301)	-
Accounts payable and accrued expenses	273,010	160,621
Accrued consulting expense	-	78,500
Deferred revenues	898,544	-
Accrued interest	44,555	-
Payroll liabilities	15,911	-
Due to related party	(48,032)	7,419
Deposits paid	(20,944)	-

Net cash used in operating activities	(929,228)	(744,554)

Cash flows from investing activities

Purchase of property and equipment	(6,096)	-
Cash received from acquisitions	81,000	4,478
Acquisitions of intellectual property and licenses	(309,291)	(50,000)

Net cash used in investing activities	(234,387)	(45,522)

Cash flows from financing activities

Proceeds from issuance of convertible notes payable	600,000	829,680
Capital lease payments	(41,269)	-
Payments of notes payable	(600,000)	-
Distributions to shareholders	-	(22,049)
Proceeds from issuance of common stock	940,000	-

Net cash provided by financing activities	898,731	807,631

Net (decrease) increase in cash	(264,884)	17,555

Cash as of beginning of period	324,935	-

Cash as of end of period	$60,051	$17,555

Supplemental disclosure of cash flow information:

Cash paid in the period for interest	$5,019	$-

Noncash investing and financing activities

Intangible assets acquired through issuance of accounts payable	$-	$46,800

Common stock issuable from acquisitions	$1,350,000	$2,440,000

Increase in due to related party from acquisition	$940,000	$300,000

Settlement of accrued interest through issuance of convertible notes payable	$-	$19,680

Settlement of convertible notes payable through issuance of common stock	$75,000	$25,000

See the accompanying Notes, which are an integral part of these unaudited Financial Statements

DATA443 RISK MITIGATION, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(Unaudited)

	Convertible Preferred Series A		Common Stock		Additional Paid-In	Accumulated	Total Stockholder
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2018	1,334	$1	6,816,281	$6,816	$8,689,353	$(21,003,544)	$(12,307,374)

Settlement of stock subscriptions	-	-	336,020	336	(336)	-	-

Warrants on stock subscriptions	-	-	-	-	(167,544)	-	(167,544)

Conversion of convertible debt	-	-	666,665	667	1,694,333	-	1,695,000

Share-based compensation	-	-	-	-	45,007	-	45,007

Issuance of common stock	-	-	557,942	558	499,442	-	500,000

Net income	-	-	-	-	-	6,030,103	6,030,103

Balance as of March 31, 2019	1,334	$1	8,376,908	$8,377	$10,760,255	$(14,973,441)	$(4,204,808)

Stock subscriptions	-	-	-	-	225,000	-	225,000

Warrants on stock subscriptions	-	-	-	-	250,878	-	250,878

Common stock issued to settle debt	-	-	1,333,332	1,333	1,508,667	-	1,510,000

Share-based compensation	-	-	-	-	318,402	-	318,402

Net income	-	-	-	-	-	1,193,628	1,193,628

Balance as of June 30, 2019	1,334	$1	9,710,240	$9,710	$13,063,202	$(13,779,813)	$(706,900)

Stock subscriptions	-	-	-	-	214,999	-	214,999

Stock issuable for acquisition	-	-	-	-	1,350,000	-	1,350,000

Issuance of restricted stock	-	-	236,681	237	(237)	-	-

Share-based compensation	-	-	-	-	410,640	-	410,640

Net loss	-	-	-	-	-	(3,196,401)	(3,196,401)

Balance as of September 30, 2019	1,334	$1	9,943,921	$9,947	$15,038,604	$(16,976,214)	$(1,927,662)

See the accompanying Notes, which are an integral part of these unaudited Financial Statements

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDING SEPTEMBER 30, 2019

NOTE 1:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description

Data443 Risk Mitigation, Inc. (the “Company”) was incorporated as a Nevada corporation on May 4, 1998. The Company is developing products that enable secure data, at rest and in flight, across local devices, network, cloud, and databases. On October 15, 2019, the Company changed its name from LandStar, Inc. to Data443 Risk Mitigation, Inc. within the state of Nevada.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements as of September 30, 2019 include the accounts of the Company and its wholly-owned subsidiary, Data 443 Risk Mitigation, Inc., a North Carolina operating company, and the operations of Myriad Software Productions, LLC through September 2018 when it was liquidated. Prior to the acquisition of Data 443 Risk Mitigation, Inc. in North Carolina and the assets of Myriad Software Productions, LLC in 2018, these two entities were controlled by our sole director and officer, Jason Remillard. On November 17, 2017, Mr. Remillard acquired control of LandStar, Inc. through his purchase of all the outstanding Series A preferred shares of the Company, and as a result, these two entities became common controlled entities that require consolidation of results with the reporting company, LandStar, Inc., from the time common control occurred. All intercompany accounts and activities have been eliminated. These consolidated financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

Interim Financial Statements

These unaudited consolidated financial statements have been prepared in accordance U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2018 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”) on April 12, 2019. The results of operations for the three and nine months ended September 30, 2019, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2019.

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

Revenue Recognition

The Company derives revenue primarily from contracts for subscription to access our SaaS platforms and, to a much lesser degree, ancillary services provided in connection with subscription services. The Company’s contracts include the performance obligations that require us to provide access to the platforms. The Company’s contracts are for subscriptions to DataExpressTM, ArcMail, and ARALOCTM, hosting of the platforms and related services. Custom work for specific deliverables is documented in the statements of work. Customers may enter into subscription and various statements of work concurrently or consecutively. Most of the Company’s performance obligations are not considered to be distinct from the subscription to DataExpressTM, ArcMail, and ARALOCTM, hosting of the platform and related services and are combined into a single performance obligation. New statements of work and modifications of contracts are reviewed each reporting period and significant judgment is applied as to nature and characteristics of the new or modified performance obligations on a contract by contract basis.

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

The Company recorded approximately $411,000 in share-based compensation expense for the nine months ended September 30, 2019, compared to approximately $470,000 in share-based compensation expense for the nine months ended September 30, 2018.

Determining the appropriate fair value model and the related assumptions requires judgment. During the nine months ended September 30, 2019, the fair value of each option grant was estimated using a Black-Scholes option-pricing model on the date of the grant as follows:

Nonemployees

Estimated dividend yield	0.00%
Expected stock price volatility	192.60%
Weighted-average risk-free interest rate	2.49%
Expected life of options (years)	5.5
Weighted-average fair value per share	$0.0018

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

Following is a description of the valuation methodology used for significant liabilities measured at fair value:

Management determined that liabilities created by beneficial conversion features associated with the issuance of certain convertible notes payable (see Note 6), meet the criteria of derivatives and are required to be measured at fair value. The fair value of these derivative liabilities was determined based on management’s estimate of the expected future cash flows required to settle the liabilities. This valuation technique involves management’s estimates and judgment based on unobservable inputs and is classified in level 3.

Derivative liability as of December 31, 2018	$12,447,109
Additions of new derivatives recognized as day 1 loss	1,514,682
Additions of new derivatives recognized as debt discounts	546,000
Settled upon conversion of debt (Derivative resolution)	(3,130,000)
Reclassification from APIC to derivative liabilities due to tainted instruments	167,544
Reclassification to APIC to derivative liabilities due to non-tainted instruments	(250,878)
Loss on change in fair value of derivative liabilities	(8,781,385)

Derivative liability as of September 30, 2019	$2,513,072

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

During 2018, the Company has made two product acquisitions, ClassiDocs, and ARALOCTM, and completed the acquisition of one entity, Data443 Risk Mitigation, Inc. (“Data443”), the North Carolina operating company. The Company is actively seeking new products and entities to acquire, with several candidates identified in addition to the DataExpressTM product acquisition in September 2019. The Company has developed, and continues to develop, large scale relationships with cyber security, marketing and product organizations, and to market and promote ClassiDocs and other products the Company may develop or acquire. As of September 30, 2019, the Company had operating losses, negative net working capital, and an accumulated deficit. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3:	GOODWILL AND INTELLECTUAL PROPERTY

On February 7, 2019, the Company entered into an Exclusive License and Management Agreement (the “License Agreement”) with WALA, INC., which conducts business under the name ArcMail Technology (“ArcMail”). Under the License Agreement, the Company was granted the exclusive right and license to receive all benefits from the marketing, selling and licensing, of the ArcMail business products, including, without limitation, the good will of the business. The term of the License Agreement is twenty-seven (27) months, with the following payments to be made by the Company to ArcMail: (i) $200,000 upon signing the License Agreement; (ii) monthly payments starting 30 days after the execution of the License Agreement in the amount of $25,000 per month during months 1-6; (iii) monthly payments in the amount of $30,000 per month during months 7-17; and (iii) in month 18, final payment in the amount of $765,000. As of September 30, 2019, the balance of payments due under the License Agreement was $1,180,000. In connection with the execution of the License Agreement, two other agreements were also executed: (a) a Stock Purchase Rights Agreement, under which the Company has the right, though not the obligation, to acquire 100% of the issued and outstanding shares of stock of ArcMail from Rory Welch, the CEO of ArcMail (the right can be exercised over a period of 27 months); and (b) a Business Covenants Agreement, under which ArcMail and Mr. Welch agreed to not compete with the Company’s use of the ArcMail business under the License Agreement for a period of twenty-four (24) months. Mr. Welch shall continue to serve as ArcMail’s CEO. The Company has not purchased any outstanding shares under the Stock Purchase Rights Agreement.

On September 16, 2019, the Company entered into an Asset Purchase Agreement (the “APA”) with DMBGroup, LLC (“DMB”) to acquire certain assets collectively known as DataExpressTM,, a software platform for secure sensitive data transfer within the hybrid cloud. The total purchase price of approximately $2.8 million consists of: (i) a $410,000 cash payment at closing; (ii) a promissory note in the amount of $940,000, payable in the amount of $41,661 over 24 monthly payments starting on October 15, 2019, accruing at a rate of 6% per annum; (iii) assumption of approximately $98,000 in liabilities and, (iv) approximately 2,465,753 shares of our common stock, representing $1,350,000. In addition, the Company acquired the business processes and the employees performing those processes became employees of the Company. As a result, this transaction is recorded as a business combination for accounting and reporting purposes. As of September 30, 2019, the common shares have not been issued and are recorded as a stock subscription from a business combination.

The acquired assets of DMB consisted of: (i) intellectual and related intangible property including applications and associated software code and trademarks with initial assigned value of $1,142,500; (ii) assumed contracts of existing customers and the books and records of the DMBGroup for the previous two (2) year period with zero initial assigned value; (iii) transferred equipment with zero initial assigned value; (iv) $81,000 of cash; and, (v) goodwill of approximately $1,574,189. The assumed liabilities consist of member loans of approximately $98,000. Goodwill recorded represents our initial estimate of the excess of consideration paid over the fair value of the net assets acquired in this business combination. The Company did not record any amortization of the identified intellectual property of DataExpressTM from September 16, 2019 until September 30, 2019 as the Company is continuing to evaluate the fair value of the acquired intellectual property and its estimated useful life.

At closing, the Company assigned $447,507 of accounts receivable to DMB towards payment of: (i) the $410,000 cash down payment; (ii) $17,210 towards the member loans; and, (iii) $20,297 towards payment of liabilities that DMB will pay on behalf of the Company.

The following table summarizes the components of the Company’s intellectual property as of the dates presented:

	September 30, 2019	December 31, 2018

Intellectual property:
Word press GDPR rights	$46,800	$46,800
ARALOC™	1,850,000	1,850,000
ArcMail License	1,445,000	-
DataExpressTM	1,142,500	-
	4,484,300	1,896,800
Accumulated amortization	(1,028,189)	(108,467)
Intellectual property, net of accumulated amortization	$3,456,111	$1,788,333

The Company recognized amortization expense of approximately $336,000 and $920,000 for the three and nine months ended September 30, 2019. The company did not recognize any amortization expense for the nine months ended September 30, 2018.

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

Lease expense for operating leases generally consist of both fixed and variable components. Expense related to fixed lease payments are recognized on a straight-line basis over the lease term. Variable lease payments are generally expensed as incurred, where applicable, and include agreed-upon changes in rent, certain non-lease components, such as maintenance and other services provided by the lessor, and other charges included in the lease. Leases with an initial term of twelve months or less are not recorded on the balance sheet. We recognized total lease expense of approximately $35,000 and $70,000 for the three and nine months ended September 30, 2019, respectively, primarily related to operating lease costs paid to lessors from operating cash flows. We entered into our operating lease in January 2019.

Future minimum lease payments under operating leases that have initial noncancelable lease terms in excess of one year at September 30, 2019 were as follows:

Total

2019	$18,750
2020	120,000
2021	123,600
2022	127,300
2023	131,150
2024	45,033
565,833
Less: Imputed interest	(97,024)
Operating lease liabilities	$468,809

The following table summarizes lease cost for the nine months ended September 30, 2019:

Total

Operating lease cost	$83,613
Finance lease cost	13,887
Total lease cost	$97,500

The following summarizes other supplemental information about the Company’s operating lease as of September 30, 2019:

Weighted average discount rate	8.00%
Weighted average remaining lease term (years)	4.50

NOTE 5:	CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

	September 30, 2019	December 31, 2018

Convertible notes payable
1) Originated in October 2014	$-	$75,000
2) Originated in September 2017	1,083,500	985,000
3) Originated in October 2018	242,000	220,000
4) Originated in October 2018	121,000	110,000
5) Originated in April 2019	600,000	-
6) Originated in June 2019	63,000	-
	2,109,500	1,390,000
Debt discount and debt issuance cost	(798,208)	(1,070,523)
	1,311,292	319,477
Less current portion of convertible notes payable	1,311,292	161,227
Long-term convertible notes payable	$-	$158,250

During the three and nine months ended September 30, 2019, the Company recognized interest expense of $389,756 and $1,051,369, and amortization of debt discount, included in interest expense of $325,794 and $875,315, respectively. During the three and nine months ended September 30, 2018, the Company recognized interest expense of $13,408 and $22,115, with $0 amortization of debt discount included in interest expense.

Convertible notes payable consists of the following

1)	Non-interest bearing convertible note held by Blue Citi LLC (“Blue Citi”) for the original principal of $125,000, payable on demand and convertible at the option of the holder into common shares at the conversion price of $0.0375 per share. The outstanding principal for the convertible note was $0 as of September 30, 2019 and $75,000 as of December 31, 2018. During the nine months ending September 30, 2019 Blue Citi converted $75,000 of this convertible note into approximately 2,000,000 shares of common stock.

2)	Convertible note held by Blue Citi for a total principal of $1,083,500 as of September 30, 2019. On June 19, 2019, the Company and Blue Citi entered into an Amendment and Forbearance Agreement. Under this agreement, Blue Citi agreed to forbear from enforcing its rights under the note with regard to certain possible events of default, and further agreed to amend the note as follows:

a)	Blue Citi can convert the note into shares of the Company’s common stock only upon the earlier of (i) February 2020 or (ii) any event of default under the note.
b)	The face amount of the note was increased to $1,083,500.
c)	The interest rate was increased to 12% per annum.
d)	The conversion price shall be equal to 85% of the lesser of the lowest trading price of the Company’s common stock for (i) the 20 days immediately preceding June 19, 2019 or (ii) the 20 days immediately preceding the date of conversion.

Because the terms of the conversion features have changed, the Company has determined the derivative liability features no longer exist and has reduced the derivative liability associated with this note to $0 as of September 30, 2019, from $3,276,331 as of December 31, 2018.

3)	Convertible note held by SMEA2Z, LLC for a total principal of $242,000 as of September 30, 2019. On June 19, 2019, the Company and SMEA2Z entered into an Amendment and Forbearance Agreement. Under this agreement, SMEA2Z agreed to forbear from enforcing its rights under the note with regard to certain possible events of default, and further agreed to amend the note as follows:

a)	SMEA2Z can convert the note into shares of the Company’s common stock only upon the earlier of (i) April 15, 2020 or (ii) any event of default under the note.
b)	The face amount of the note was increased to $242,000.
c)	The interest rate was increased to 12% per annum.
d)	The conversion price shall be equal to 65% of the lesser of the lowest trading price of the Company’s common stock for (i) the 20 days immediately preceding June 19, 2019 or (ii) the 20 days immediately preceding the date of conversion. The note (i) accrues interest at the rate of 8% per annum and (ii) can be converted into shares of our common stock at a 30% discount to the lowest trading price during the twenty consecutive trading days immediately preceding the date of conversion.

Because the terms of the conversion features have changed, the Company has determined the derivative liability features no longer exist and has reduced the derivative liability associated with this note to $0 as of September 30, 2019, from $788,724 as of December 31, 2018.

4)	Convertible note held by AFT Funding Group, LLC for a total principal of $210,000 as of September 30, 2019. On June 19, 2019, the Company and AFT Funding Group entered into an Amendment and Forbearance Agreement. Under this agreement, AFT Funding Group agreed to forbear from enforcing its rights under the note with regard to certain possible events of default, and further agreed to amend the note as follows:

a)	AFT Funding can convert the note into shares of the Company’s common stock only upon the earlier of (i) April 15, 2020 or (ii) any event of default under the note.
b)	The face amount of the note was increased to $242,000.
c)	The interest rate was increased to 12% per annum.

d)	The conversion price shall be equal to 65% of the lesser of the lowest trading price of the Company’s common stock for (i) the 20 days immediately preceding June 19, 2019 or (ii) the 20 days immediately preceding the date of conversion. The note (i) accrues interest at the rate of 8% per annum and (ii) can be converted into shares of our common stock at a 30% discount to the lowest trading price during the twenty consecutive trading days immediately preceding the date of conversion.

Because the terms of the conversion features have changed, the Company has determined the derivative liability features no longer exist and has reduced the derivative liability associated with this note to $0 as of September 30, 2019, from $394,958 as of December 31, 2018.

5)	Convertible note held by Auctus Fund, LLC for a total principal amount of $600,000 as of September 30, 2019. The note (i) accrues interest at the rate of 12% per annum, (ii) can be converted into shares of our common stock at the lesser of $1.13, or a 50% discount to the lowest trading price during the twenty-five consecutive trading days immediately preceding the date of conversion, (iii) is convertible in whole or in part at any time after the four (4) month anniversary of the issuance of the Note, and (iv) has an original issue discount of $54,000.

6)	Convertible note held by Redstart Holdings Corp., for a total principal amount of $63,000 as of September 30, 2019. The note (i) accrues interest at a rate of 22% per annum, (ii) can be converted 180 days from June 12, 2019 at a discount of 39% to the lowest trading price during the twenty consecutive trading days immediately preceding the date of conversion, (iii) is due and payable June 12, 2020, and (iv) has an original issue discount of $3,000.

The Company determined that the conversion features, in the convertible notes, met the definition of a liability in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and therefore bifurcated the embedded conversion options once the notes becomes convertible and accounted for it as a derivative liability. The fair value of the conversion feature was recorded as a debt discount and amortized to interest expense over the term of the note.

The Company valued the conversion feature using the Black Scholes valuation model. The fair value of the derivative liability for all the notes that became convertible, including the notes issued in prior years, during the year ended September 30, 2018 amounted to $9,371, and $8,333 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $1,038 was recognized as a “day 1” derivative loss.

NOTE 6:	DERIVATIVE LIABILITIES

The Company analyzed the conversion option for derivative accounting consideration under ASC 815, Derivatives and Hedging, and hedging, and determined that the instrument should be classified as a liability since the conversion option becomes effective at issuance resulting in there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

ASC 815 requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as other income or expense item.

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Binomial pricing model to calculate the fair value as of September 30, 2019. The Binomial model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note and warrant is estimated using the Binomial valuation model.

For the period ended September 30, 2019 and the year ended December 31, 2018, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2019	2018
Expected term	0.29 - 5.00 years	0.54 - 5.00 years
Expected average volatility	160%- 223%	164%- 355%
Expected dividend yield	-	-
Risk-free interest rate	1.55% - 2.50%	2.51% - 2.86%

The following table summarizes the changes in the derivative liabilities during the period ended September 30, 2019:

Fair Value Measurements Using Significant Observable Inputs (Level 3)
Derivative liability as of December 31, 2018	$12,447,109
Additions of new derivatives recognized as day 1 loss	1,514,682
Settled upon conversion of debt (Derivative resolution)	(3,130,000)
Reclassification from APIC to derivative liabilities due to tainted instruments	167,544
Reclassification to APIC to derivative liabilities due to non-tainted instruments	(250,878)
Loss on change in fair value of derivative liabilities	(8,781,385)
Derivative liability as of September 30, 2019	$2,513,072

The aggregate gain (loss) on derivatives during the nine-month periods ended September 30, 2019 and 2018 was $7,266,703 and ($3,168,020), respectively.

NOTE 7:	CAPITAL STOCK AND REVERSE STOCK SPLIT

Increase in Authorized Shares

On June 21, 2019, the Company filed an amendment to its articles of incorporation to increase the total number authorized shares of the Company’s common stock, par value $0.001 per share, from 8,888,000,000 shares to 15,000,000,000 shares, prior to the effect of the reverse stock split and the effect of decreasing the authorized shares of the Company’s common stock to 60,000,000 on October 28, 2019.

Reverse Stock Split and Decrease in Authorized Shares

On October 14, 2019, the Company filed an amendment to its Articles of Incorporation to effect a 1-for-750 reverse stock split of its issued and outstanding shares of common and preferred shares, each with $0.001 par value, and to reduce the numbers of authorized common and preferred shares to 60,000,000 and 337,500, respectively. On October 28, 2019, before the release of these financial statements, the split and changes in authorized common and preferred shares was effected, resulting in approximately 7,282,678,714 issued and outstanding shares of the Company’s common stock to be reduced to approximately 9,710,239, and 1,000,000 issued and outstanding shares of the Company’s preferred shares to be reduced to 1,334. All per share amounts and number of shares, including the authorized shares, in the consolidated financial statements and related notes have been retroactively adjusted to reflect the reverse stock split and decrease in authorized common and preferred shares. The adjustment results in a transfer of $7,451,243 and $5,106,394 from common and preferred stock to additional paid in capital as of September 30, 2019 and December 31, 2018, respectively.

Preferred Stock

As of September 30, 2019, the Company is authorized to issue 337,500 shares of preferred stock with a par value of $0.001, of which 337,500 shares have been designated as Series A. As of September 30, 2019 and 2018, 1,334 shares of Series A were issued and outstanding, and each share of Series A was (i) convertible into 1,000 shares of common stock, and (ii) entitled to vote 1,000 shares of common stock on all matters submitted to a vote by shareholders voting common stock. All issued and outstanding shares of Series A Preferred Stock are held by Mr. Jason Remillard, (“Mr. Remillard”) sole director of the Company.

Common Stock

As of September 30, 209, the Company is authorized to issue 60,000,000 shares of common stock with a par value of $0.001. All shares have equal voting rights, are non-assessable, and have one vote per share. The total number of shares of Company common stock issued and outstanding as of September 30, 2019 and December 31, 2018, respectively, was 9,946,921 and 6,816,281.

On or about January 26, 2018, the Company committed to issue 1,600,000 shares to Myriad, a company wholly owned by the Company’s Chief Executive Officer and controlling shareholder, Mr. Remillard, as part of the payment for the Company’s purchase of ClassiDocs from Myriad. Those shares will now be issued to Mr. Remillard pursuant to instructions from Myriad. While not yet issued as of this filing, these shares have been recorded as common shares issuable and included in additional paid-in capital within the consolidated financial statements as of September 30, 2019 and December 31, 2018. These shares have not been included in the total number of issued and outstanding shares reflected herein.

During June 2018, the Company committed to issue 133,333 shares to Mr. Remillard, and an additional estimated 133,333 shares as an earn out, to Mr. Remillard, under the transaction in which the Company acquired all of the shares of Data443. While not yet issued as of this filing, the shares committed to Mr. Remillard have been recorded as common shares issuable and included in additional paid-in capital, and the earn out shares have been reflected as a contingent liability for common stock issuable within the consolidated financial statements as of September 30, 2019 and December 31, 2018. These shares have not been included in the total number of issued and outstanding shares reflected herein.

On January 15, 2019 the Company converted $5,000 of a promissory note into approximately 133,333 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On February 6, 2019 the Company agreed to issue a total of 557,936 restricted shares of its common stock for subscriptions of $500,000. The Company received the entire amount of the proceeds. In connection with the issuance of the shares, the Company also agreed to issue to the subscribers warrants to acquire a total of approximately 291,219 shares of our common stock at a strike price of $2.18 per share, with a cashless exercise feature and a five (5) year term. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On February 7, 2019 the Company converted $20,000 of a promissory note into approximately 533,333 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On April 16, 2019 the Company converted $20,000 of a promissory note into approximately 533,333 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On May 21, 2019 the Company converted $30,000 of a promissory note into approximately 800,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

During July and August 2019, the Company recorded issuances under its 2019 Omnibus Stock Incentive Plan of approximately 236,681 restricted common shares.

The Company is authorized to issue 337,500 shares of preferred stock with a par value of $0.001, of which 1,334 shares have been designated as Series A. As of September 30, 2019 and 2018, 1,334 shares of Series A were issued and outstanding, and each share of Series A was (i) convertible into 1,000 shares of common stock, and (ii) entitled to vote 15,000 shares of common stock on all matters submitted to a vote by shareholders voting common stock. All issued and outstanding shares of Series A Preferred Stock are held by Mr. Remillard, sole director of the Company.

Warrants

The Company identified conversion features embedded within warrants issued during the period ended September 30, 2019. The Company has determined that the conversion feature of the Warrants represents an embedded derivative since the conversion price includes a reset provision which could cause adjustments upon conversion. The warrants are exercisable into 9,946,921 shares of common stock, for a period of five years from issuance, at prices ranging from $0.53 to $2.25 per share. As a result of the reset features, the warrants increased by 1,256,002 for the period ended September 30, 2019, and the total warrants exercisable into 1,873,684 shares of common stock at a weighted average exercise price of $0.49 per share as of September 30, 2019. The reset feature of warrants was effective at the time that a separate convertible instrument with lower exercise price was issued. We accounted for the issuance of the Warrants as a derivative.

A summary of activity during the period ended September 30, 2019 follows:

	Warrants Outstanding
		Weighted Average
	Shares	Exercise Price
Outstanding, December 31, 2018	67,204	$2.25
Granted	550,478	1.40
Reset feature	1,256,002	0.49
Exercised	-	-
Forfeited/canceled	-	-
Outstanding, September 30, 2019	1,873,684	$0.49

The following table summarizes information relating to outstanding and exercisable warrants as of September 30, 2019:

Warrants Outstanding			Warrants Exercisable
	Weighted Average Remaining	Weighted Average		Weighted Average
Number of Shares	Contractual life (in years)	Exercise Price	Number of Shares	Exercise Price
311,131	4.20	$0.49	311,131	$0.49
1,303,293	4.36	$0.49	1,303,293	$0.49
259,260	4.78	$0.53	259,260	$0.53
1,873,684	4.39	$0.49	1,873,684	$0.49

NOTE 8:	INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. Beginning in 2018, the Company’s management determined that negative evidence outweighed the positive and established a full valuation allowance against its deferred tax assets, which the Company continued to maintain as of December 31, 2018 and September 30, 2019.

NOTE 9:	SHARE-BASED COMPENSATION

Stock Options

During the nine months ended September 30, 2019 the Company granted options for the purchase of the Company’s common stock to certain employees, consultants and advisors as consideration for services rendered. The terms of the stock option grants are determined by the Company’s Board of Directors. The Company’s stock options generally vest upon the one-year anniversary date of the grant and have a maximum term of ten years.

The following summarizes the stock option activity for the nine months ended September 30, 2019:

	Options Outstanding	Weighted- Average Exercise Price
Balance as of January 1, 2019	180,426	$3.45
Grants of stock options	156,521	1.35
Cancelled stock options	(19,070)	1.28
Balance as of September 30, 2019	317,877	$2.70

The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2019 was $1.35. The total fair value of stock options that vested during the nine months ended September 30, 2019 was approximately $280,000. The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions for stock options granted during the nine months ended September 30, 2019:

Expected term (years)	5.5
Expected stock price volatility	192.60%
Weighted-average risk-free interest rate	2.49%
Expected dividend	$0.00

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

The following summarizes certain information about stock options vested and expected to vest as of September 30, 2019:

	Number of	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise
	Options	(In Years)	Price
Outstanding	317,877	9.26	$2.70

Exercisable	98,082	8.94	3.00

Expected to vest	219,794	9.40	$2.55

As of September 30, 2019, there was approximately $142,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements which is expected to be recognized within the next year.

Restricted Stock Awards

During the nine months ended September 30, 2019, the Company issued restricted stock awards for shares of common stock which have been reserved for the holders of the awards. Restricted stock awards were issued to certain consultants and advisors as consideration for services rendered. The terms of the restricted stock units are determined by the Company’s Board of Directors. The Company’s restricted stock shares generally vest over a period of one year and have a maximum term of ten years.

The following summarizes the non-vested restricted stock activity for the nine months ended September 30, 2019:

		Weighted- Average
	Shares	Fair Value
Non-vested as of January 1, 2019	133,168	$3.83
Vested	(267,871)	1.80
Cancelled	(6,742)	3.90
Shares of restricted stock granted	664,165	0.83
Non-vested as of September 30, 2019	522,720	1.05

As of September 30, 2019, there was approximately $280,000 of total unrecognized compensation cost related to non-vested share-based compensation, which is expected to be recognized over the next year.

NOTE 10:	RELATED PARTY TRANSACTIONS

Jason Remillard is our Chief Executive Officer and sole director. Through his ownership of Series A Preferred Shares, Mr. Remillard has voting control over all matters to be submitted to a vote of our shareholders.

In January 2018 the Company acquired substantially all of the assets of Myriad Software Productions, LLC, which is owned 100% by Mr. Remillard. Those assets were comprised of the software program known as ClassiDocs, and all intellectual property and goodwill associated therewith. This acquisition changed the Company’s status to no longer being a “shell” under applicable securities rules. In consideration for the acquisition, the Company agreed to a purchase price of $1,500,000 comprised of: (i) $50,000 paid at closing; (ii) $250,000 in the form of our promissory note; and (iii) $1,200,000 in shares of our common stock, valued as of the closing, which equated to 1,600,000 shares of our common stock. The shares have not yet been issued and are not included as part of the issued and outstanding shares of the Company. However, these shares have been recorded as additional paid in capital within our consolidated financial statements for the period ending September 30, 2019.

In June 2018 the Company acquired all of the issued and outstanding shares of stock of Data443 Risk Mitigation, Inc. (the “Share Exchange”), the North Carolina operating company, with 100% of the shares of Data443 owned by Mr. Remillard. As a result of the Share Exchange, Data443 became a wholly-owned subsidiary of the Company, with both the Company and Data443 continuing to exist as corporate entities. The finances and business conducted by the respective entities prior to the Share Exchange will be treated as related party transactions in anticipation of the Share Exchange. As consideration in the Share Exchange, we agreed to issue to Mr. Remillard: (a) One hundred thirty three thousand three hundred thirty three (133,333) shares of our common stock; and (b) on the eighteen (18) month anniversary of the closing of the Share Exchange (the “Earn Out Date”), an additional 133,333 shares of our common stock (the “Earn Out Shares”) provided that Data 443 has at least an additional $1,000,000 in revenue by the Earn Out Date (not including revenue directly from acquisitions). None of our shares of our common stock to be issued to Mr. Remillard under the Share Exchange have been issued. As such, none of said shares are included as part of the issued and outstanding shares of the Company. However, the shares committed to Mr. Remillard have been recorded as a contingent liability for common shares issuable within the consolidated financial statements as of September 30, 2019. This contingent liability was originally recorded based on the current market value per share on the date of the agreement and has been revalued at the market value per share as of December 31, 2018. The contingent liability recorded as of September 30, 2019 is follows:

Contingent liability for common shares issuable:

Original liability on date of agreement	$1,220,000
Gain on contingent liability in 2018	(700,000)
Balance as of December 31, 2018	520,000
Gain on contingent liability through September 30, 2019	(440,000)
Contingent liability for common shares issuable as of September 30, 2019	$80,000

As of December 31, 2018 the Company had recorded a liability of approximately $287,000 for certain advances Mr. Remillard made to the Company. These advances in 2018 and 2017 of approximately $181,000 and $106,000 in net, respectively, were to be used for operating purposes. As of September 30, 2019, the Company has recorded a total liability of $292,854, including an additional net amount of approximately $5,000 advanced during the period.

On September 16, 2019, the Company entered into an Asset Purchase Agreement with DMBGroup, LLC, as discussed in Note 3. Amounts owed to the selling members of DMBGroup, LLC including the note payable of $940,000 and member loans of $97,689 were recorded as amounts due to a related party under business combination accounting. As of September 30, 2019, the company had recorded a liability to DMBGroup totaling $1,020,479, net of $17,210 paid towards the member loans.

NOTE 11:	NET INCOME PER COMMON SHARE

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

	Three months ended	Three months ended
	September 30, 2019	September 30, 2018

Numerator:
Net income (loss)	$(3,196,401)	$2,618,334

Denominator:
Weighted average common shares outstanding	9,857,162	6,266,468
Effect of dilutive shares	-	1,334,503
Diluted	9,857,162	7,600,971

Net income per common share:
Basic	$(0.32)	$0.42
Diluted	$(0.32)	$0.34

For the three months ended September 30, 2019 and 2018 stock options to purchase approximately 320,740 and approximately 90,521 shares, respectively, were excluded from the computation of diluted net income per common share because the exercise price of the stock options was greater than the average market price of the common shares or the effect of inclusion of such amounts would be anti-dilutive to net income per common share. For the three months ended September 30, 2019 and 2018, approximately 489,973 and zero, respectively, restricted shares that were issued but not yet vested were excluded from the computation of diluted net income per common share.

	Nine months ended	Nine months ended
	September 30, 2019	September 30, 2018

Numerator:
Net income (loss)	$4,027,330	$(5,034,538)

Denominator:
Weighted average common shares outstanding	8,853,850	6,126,544
Effect of dilutive shares	753,598	-
Diluted	9,607,448	6,126,544

Net income per common share:
Basic	$0.45	$(0.82)
Diluted	$0.42	$(0.82)

For the nine months ended September 30, 2019 and 2018 stock options to purchase 252,135 and 78,529 shares, respectively, were excluded from the computation of diluted net income per common share because the exercise price of the stock options was greater than the average market price of the common shares or the effect of inclusion of such amounts would be anti-dilutive to net income per common share. For the nine months ended September 30, 2019 and 2018, zero and 102,981, respectively, restricted shares that were issued but not yet vested were excluded from the computation of diluted net income per common share.

NOTE 12:	SUBSEQUENT EVENTS

On October 15, 2019, FINRA announced on its Daily List that Data443 Risk Mitigation, Inc., then known as LandStar, Inc. (i) effected a reverse split (“Reverse Stock Split”) of its issued common stock and preferred stock in a ratio of 1-for-750 (as previously approved by the Company’s stockholders and Board of Directors); and, (ii) changed its name (the “Name Change”) to Data443 Risk Mitigation, Inc. (as previously approved by the Company’s stockholders and Board of Directors). Later that day, FINRA cancelled these corporate actions on the Daily List.

On October 28, 2019, FINRA again announced on its Daily List the effectiveness of the above corporate actions. The Reverse Split and the Name Change would take effect at the open of business on October 29, 2019. The new symbol for the Company’s common stock will be ATDS. During the next 20 business days (starting on October 29, 2019) the trading symbol for the Company will be LDSRD.

The authorized number of shares of the Company has also been reduced, as follows:

Common Shares authorized:	60,000,000, $0.001 par value
Preferred Shares authorized:	337,500, $0.001 par value

As a result of the Reverse Stock Split, every 750 shares of the Company’s issued and outstanding common stock, par value $0.001 per share, will be converted into one (1) share of common stock, par value $0.001 per share, reducing the number of issued and outstanding shares of the Company’s common stock from approximately 7,282,678,714 to approximately 9,710,239.

As a result of the Reverse Stock Split, every 750 shares of the Company’s issued and outstanding preferred stock, par value $0.001 per share, will be converted into one (1) share of common stock, par value $0.001 per share, reducing the number of issued and outstanding shares of the Company’s preferred stock from 1,000,000 to 1,334.

No fractional shares are to be issued in connection with the Reverse Stock Split. Stockholders who otherwise would be entitled to receive fractional shares because they hold a number of pre-reverse stock split shares of the Company’s common stock not evenly divisible by 750, will have the number of post-reverse split shares of the Company’s common stock to which they are entitled rounded up to the nearest whole number of shares of the Company’s common stock. No stockholders will receive cash in lieu of fractional shares. Registered stockholders holding shares through a brokerage account will have their shares automatically adjusted to reflect the post Reverse Stock Split amount. Registered stockholders holding physical common share certificates will receive a letter of transmittal from the Company’s transfer agent, Madison Stock Transfer, Inc., with specific instructions regarding the exchange of their certificates.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition for the nine months ended September 30, 2019 and 2018 should be read in conjunction with our consolidated financial statements, and the notes to those financial statements that are included elsewhere in this Quarterly Report.

All references to “Data443”, “LandStar,” “we,” “our,” “us” and the “Company” in this Item 2 refer to Data443 Risk Mitigation, Inc.

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

Overview

LandStar, Inc. was incorporated as a Nevada corporation on May 4, 1998, for the purpose of purchasing, developing and reselling real property, with its principal focus on the development of raw land. We changed the name of the company on October 15, 2019 to Data443 Risk Mitigation, Inc. Historical common and preferred stock amounts for issued, outstanding, and authorized discussed are actual amounts at the time of the event and do not reflect the effects of post reverse split adjustments that are retroactively adjusted within the consolidated financial statements and related notes presented for the three and nine months ended September 30, 2019 and 2018, and as of December 31, 2018.

From incorporation through December 31, 1998, the Company had no business operations and was a development-stage company. We did not purchase or develop any properties and decided to change its business plan and operations. On March 31, 1999, the Company acquired approximately 98.5% of the common stock of Rebound Rubber Corp. pursuant to a share exchange agreement with Rebound Rubber Corp. (“Rebound Rubber”) and substantially all of Rebound Rubber’s shareholders. The acquisition was effected by issuing 14,500,100 shares of common stock, which constituted 14.5% of the 100,000,000 of our authorized shares, and 50.6% of the 28,622,100 issued and outstanding shares on completion of the acquisition.

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

In January 2018, we acquired substantially all of the assets of Myriad Software Productions, LLC, which was owned 100% by Mr. Remillard. Those assets were comprised of the software program known as ClassiDocs, and all intellectual property and goodwill associated therewith. As a result of the acquisition, the Company was no longer a “shell” under applicable securities rules. In consideration for the acquisition, we agreed to a purchase price of $1,500,000 comprised of: (i) $50,000 paid at closing; (ii) $250,000 in the form of our promissory note; and (iii) $1,200,000 in shares of our common stock, valued as of the closing, which equated to 1,200,000,000 shares of our common stock. The shares have not yet been issued and are not included as part of the issued and outstanding shares. However, these shares have been recorded as additional paid in capital within our consolidated financial statements for the period ending September 30, 2019.

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

On October 15, 2019, we filed our name change with the State of Nevada and on October 28, 2019, the other corporate actions became effective. As a result of the Reverse Stock Split being effected prior to the issuance of our consolidated financial statements, we have retroactively adjusted all amounts of issued, outstanding, and authorized common and preferred shares within the consolidated financial statements and related footnotes for the three and nine months ended September 30, 2019 and 2019, and as of December 31, 2018.

On September 16, 2019, the Company entered into an Asset Purchase Agreement with DMBGroup, LLC to acquire certain assets collectively known as DataExpressTM,, a software platform for secure sensitive data transfer within the hybrid cloud. The total purchase price of approximately $2.8 million consists of: (i) a $410,000 cash payment at closing; (ii) a promissory note in the amount of $940,000, payable in the amount of $41,661 over 24 monthly payments starting on October 15, 2019, accruing at a rate of 6% per annum; (iii) assumption of approximately $98,000 in liabilities and, (iv) approximately 2,465,753 shares of our common stock. As of September 30, 2019, these shares have not been issued and are recorded as a stock subscription from a business combination.

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

Beneficial Conversion Feature - The issuance of the convertible debt generated a beneficial conversion feature (“BCF”), which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. The Company recognized the BCF by allocating the intrinsic value of the conversion option, which is the number of shares of common stock available upon conversion multiplied by the difference between the effective conversion price per share and the fair value of common stock per share on the commitment date, resulting in a discount on the convertible debt (recorded as a component of additional paid-in capital). The discount is amortized to interest expense over the term of the convertible debt.

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

The following table summarizes fair value measurements by level at September 30, 2019 and December 31, 2018, measured at fair value on a recurring basis:

September 30, 2019	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-

Liabilities
Derivative liabilities	$-	$-	$2,513,072	$2,513,072

December 31, 2018	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-

Liabilities
Derivative liabilities	$-	$-	$12,447,109	$12,447,109

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018

Revenue

We recognized $628,000 and $1,130,000 of revenue during the three and nine months ended September 30, 2019, respectively, compared to zero revenue for the three and nine months ended September 30, 2018. We had net billings for the three and nine months ended September 30, 2019 of $1,129,000 and $2,066,000, respectively, compared to zero in the prior year periods. Deferred revenues were $927,000 as of September 30, 2019, an increase of $898,000 from $29,000 as of December 31, 2018.

General and Administrative Expenses

General and administrative expenses for the three and nine months ended September 30, 2019 amounted to $1,374,000 and $3,276,000, respectively, as compared to $514,000 and $1,714,000 for the three and nine months ended September 30, 2018, respectively, which are increases of $860,000, or 167%, and $1,562,000, or 91%, respectively. The expenses for the nine months ended September 30, 2019 primarily consisted of management costs, costs to integrate assets we acquired and to expand sales, product enhancements, audit and review fees, filing fees, professional fees, and other expenses related to SEC reporting, including the re-classification of sales-related management expenses, in connection with the projected growth of the Company’s business. Expenses for the nine months ended September 30, 2018 consisted of primarily the same items with the exception of costs to integrate assets we acquired and SEC reporting expenses.

Sales and Marketing Expenses

Sales and marketing expense for the three and nine months ended September 30, 2019 amounted to $80,000 and $461,000, respectively, as compared to $12,000 and $35,000 for the three and nine months ended September 30, 2018, respectively, which are increases of $68,000, or 567%, and $426,000, or 1,217%, respectively. The expenses for the nine months ended September 30, 2019 primarily consisted of developing a sales operation, with some previously reported expenses, primarily management costs, reclassified to general and administrative expenses. Expenses for the nine months ended September 30, 2018 consisted of primarily the same items with the exception of previously mentioned costs reclassified to general and administrative expenses.

Net Gain and Loss

The net loss for the three months ended September 30, 2019 was $3,196,000 and the net gain for the nine months ended September 30, 2019 was $4,027,000 as compared to a net gain of $2,618,000 and a net loss of $5,035,000 for the three and nine months ended September 30, 2018, respectively. The net loss for the three months ended September 30, 2019 was mainly derived from a loss on change in fair value of derivative liability of $1,967,000 associated with convertible notes payable and an operating loss of $827,000 due in part by increased general and administrative costs, and sales and marketing expenses incurred. The net gain for the nine months ended September 30, 2019 was primarily a result of a gain on change in fair value of derivative liability of $7,267,000, offset in part by an operating loss of $2,623,000 by increased general and administrative costs, and sales and marketing expenses incurred. The net gain for the three months ended September 30, 2018 was mainly derived from a gain on changing in fair value of derivative liability of $3,195,000, offset in part by a $563,000 operating loss due primarily to no revenues. The loss for the nine months ended September 30, 2018 was primarily due to a $3,168,000 loss on change in fair value of derivative liability and a $1,854,000 operating loss due to growing general and administrative, and sales and marketing expenses incurred without generating revenue.

Provision for Income Tax

No provision for income taxes was recorded in either the three and nine months ended September 30, 2019 or 2018, as we have incurred taxable losses in both periods.

Related Party Transactions

The following individuals and entities have been identified as related parties, based on either their affiliation with our CEO and sole director, Jason Remillard, or DMBGroup, LLC, from which we acquired assets referred to as DataExpressTM:

Jason Remillard

Myriad Software Productions, LLC

DMBGroup, LLC

The following amounts were owed to related parties affiliated with either the CEO and Chairman of the Board, or DMBGroup, LLC, from which we acquired the assets referred to as DataExpressTM, at the dates indicated:

	September 30, 2019	December 31, 2018
Jason Remillard	$292,854	$287,084

DMBGroup, LLC	1,020,479	-

Total due to related Parties	$1,313,333	$287,084

CASH FLOW FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2018

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of September 30, 2019, our principal sources of liquidity were cash or cash equivalents of $60,000, trade accounts receivable of $822,000, and other current assets of $21,000, as compared to cash or cash equivalents of $325,000, zero trade accounts receivable, and other current assets of $1,000 as of December 31, 2018.

During the last two years, and through the date of this Quarterly Report, we have faced an increasingly challenging liquidity situation that has severely limited our ability to execute our operating plan. We generated no revenue until the fourth quarter of 2018, though we have actively prepared to initiate business in the data security market. We have also been required to maintain our corporate existence, satisfy the requirements of being a public company, and have chosen to become a mandatory filer with the SEC. We will need to obtain capital to continue operations. There is no assurance that we will be able to secure such funding on acceptable (or any) terms. During the nine months ended September 2019 and 2018, we reported a loss from operations of $2,623,000 and $1,854,000, respectively, and had negative cash flows from operating activities of $929,000 and $745,000, respectively, for the same periods. We had a beginning cash balance of $325,000 as of January 1, 2019, and a beginning cash balance of $4,000 as of January 1, 2018.

As of September 30, 2019, we had assets of cash in the amount of $60,000 and other current assets in the amount of $843,000. As of September 30, 2019, we had current liabilities of $7,938,000. The Company’s accumulated deficit was $16,976,000.

As of September 30, 2018, we had assets of cash in the amount of $18,000, and other current assets in the amount of $3,000. As September 30, 2018, we had current liabilities of $6,426,000. The Company’s accumulated deficit was $13,570,000.

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

Investing Activities

During the nine months ended September 30, 2019, we used funds in investing activities of $234,000 to acquire an exclusive license for software in the amount of $309,000 and $6,000 to acquire furniture and fixtures, offset by $81,000 of cash received from our acquisition of DataExpressTM. During the nine months ended September 30, 2018, we used $46,000 for investing activities, consisting of $50,000 to acquire intellectual property, offset in part by $4,000 of cash received from acquisitions.

Financing Activities

During the nine months ended September 30, 2019 we raised $500,000 through the issuance of approximately 557,936 shares of our common stock and warrants to acquire approximately 291,219 shares of our common stock on a post reverse split basis, $440,000 for stock subscriptions of commons stock and warrants to be issued later, and $600,000 from issuance of convertible debt, offset in part through repayment of $600,000 on notes payable and $41,000 of capital lease payments. By comparison, during the nine months ended September 30, 2018, we raised $445,000 by way of a convertible note and net financed $1,646,000 primarily through issuances of stock subscriptions.

We are dependent upon the receipt of capital investment or other financing to fund our ongoing operations and to execute our business plan. In addition, we are dependent upon our controlling shareholder to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our plan of operations.

Going Concern

The consolidated financial statements accompanying this Quarterly Report have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company has generated very limited revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary financing to achieve our operating objectives, and the attainment of profitable operations. As of September 30, 2019, the Company has an accumulated deficit of $16,976,214. We do not have sufficient working capital to enable us to carry out our plan of operation for the next twelve months.

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

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Form 10-Q. Based on that evaluation, we concluded that because of the material weaknesses and significant deficiencies in our internal control over financial reporting described below, our disclosure controls and procedures were not sufficient as of September 30, 2019.

Management’s Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s officers, the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2019 based on the criteria establish in Internal Control Integrated Framework issued by the 2013 Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2019, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

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

Changes in Internal Control Over Financial Reporting

We routinely review our internal control over financial reporting from time to time and make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. During the nine months ended September 30, 2019, we hired a CFO with extensive public company financial reporting experience. However, the material weaknesses noted previously continue to exist as we made no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 9, 2018, a Current Report on Form 8-K was filed with the SEC under the name “Landstar, Inc.” The filing was not authorized by us and we have had no communication with the person who made the filing. This Form 8-K purported to present financial statements for the years ended December 31, 2017 and 2016, and includes an entry for “long-term debt with interest” for $1,000,000 on the balance sheet. Although we are aware of an unsubstantiated claim for a $500,000 debt obligation, we are not familiar with the allegations that form the basis for this claim. No further action has been taken, and no further communication has been received regarding this matter. We consider this matter closed, and we will vigorously dispute this claim should any further action be necessary.

On February 25, 2019, we filed a lawsuit (the “Complaint”) in the United States District Court for the Eastern District of New York. The Complaint was filed against Hubai Chuguan Industry Co., Ltd. (“Chuguan”) and also names Madison Stock Transfer Inc., our transfer agent, as a nominal defendant. With the filing of the Complaint, we seek to cancel and return to the status of unissued and authorized shares, 1.5 billion shares of our common stock which currently stand in the name of Chuguan (the “Chuguan Shares”). We believe that, among other things, the Chuguan Shares were mistakenly issued and were never delivered to Chuguan, that Chuguan never delivered consideration for the Chuguan Shares to us, and that Chuguan has no claim of right to the Chuguan Shares. Although the ultimate outcome of this matter cannot be determined with certainty, we believe that the allegations stated in the Complaint are true and correct. We intend to vigorously prosecute the Complaint and cancel the Chuguan Shares, with the Chuguan Shares then returned to the status of our authorized and unissued shares. On October 25, 2019, our attorneys drafted a joint letter with Chuguan counsel that a settlement in principle had been reached, but not yet finalized.

In 2018, we received a demand from Mina Mar Group, Inc. (“Mina Mar”) for the conversion of a purported $90,000 note purportedly issued by us in 2008 and now owned by Mina Mar. We have no record of this obligation and there is no indication that this purported obligation was ever recorded in our financial records. We believe that any action, collection or conversion of this purported note will be barred by the statute of limitations. As such, we have denied the existence and viability of the note and will vigorously dispute this claim. We have received no further demands or proof of existence for this claim, and no further action has been taken, and no further communication has been received regarding this matter. We consider this matter closed, and we will vigorously dispute this claim should any further action be necessary.

In 2018, we also recently received a separate demand from Mina Mar claiming that it also owns one million shares of our preferred stock. No stock certificate has been presented by Mina Mar, despite repeated requests for Mina Mar to do so, and there are no records indicating that we ever issued these shares to Mina Mar, or to the party from which Mina Mar contends it acquired the shares. Further, we believe that any such claim, if there is one, is barred by the statute of limitations. As such, we have rejected the claim to the shares, and will vigorously dispute this claim. We have received no further demands or proof of existence for this claim, and no further action has been taken, and no further communication has been received regarding this matter. We consider this matter closed, and we will vigorously dispute this claim should any further action be necessary.

In 2018, received a demand from a former consultant, Don Murray, demanding payment of amounts purportedly owed to Mr. Murray. We believe that no amounts are owed to Mr. Murray. After reviewing all relevant facts and circumstances and are considering all available legal options, and based on the fact that no further action has been taken, and no further communication has been received regarding this matter, we consider this matter closed, and we will vigorously dispute this claim should any further action be necessary.

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

On February 6, 2019 the Company agreed to issue a total of approximately 557,936 restricted shares of its common stock for subscriptions of $500,000. The Company received the entire amount of the proceeds, which will be used for general corporate purposes. In connection with the issuance of the shares, the Company also agreed to issue to the subscribers warrants to acquire a total of 291,219 shares of our common stock at a strike price of $2.18 per share, with a cashless exercise feature and a five (5) year term. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On April 15, 2019 the Company closed a financing transaction under which it issued a Convertible Promissory Note (the “Auctus Note”) in the aggregate principal amount of $600,000, and received gross proceeds of $546,000 (excluded were legal fees and a transaction fee charged by the lender, Auctus Fund, LLC). The proceeds will be used for general corporate purposes. The Auctus Note may be converted into shares of the Company’s common stock in whole or in part at any time from time to time after the four (4) month anniversary of the issuance of the Auctus Note, at an initial conversion price per share equal to the lesser of (a) $1.13 or (b) 50% multiplied by the lowest trading price for the Company’s common stock during the 25 days of trading ending on the latest complete trading day prior to the date of conversion. The conversion price is subject to adjustment for stock splits, reverse stock splits, stock dividends and other similar transactions and terms. The Company also granted to the lender warrants to purchase 80,000 shares of Common Stock at $3.75 per share, with a cashless exercise feature. The Auctus Note and the warrants were issued in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document

2.1	Share Exchange Agreement dated December 31, 1998, by and between the Company and Rebound Corp., incorporated by reference to Exhibit 10.7 to Form 10-SB/A as filed by the Company with the Securities and Exchange Commission on January 7, 2000.

3.1	Articles of Incorporation of the Company, dated May 4, 1998, incorporated by reference to Exhibit 3(I) to Form 10-SB as filed by the Company with the Securities and Exchange Commission on January 4, 2000.

3.2	Amended and Restated Articles of Incorporation of the Company, dated May 1, 2018, incorporated by reference to Exhibit 3.2 to Form 10/A as filed by the Company with the Securities and Exchange Commission on April 24, 2019.

3.3	Certificate of Designation for Preferred Series A Stock of the Company, dated May 28, 2008, incorporated by reference to Exhibit 3.3 to Form 10/A as filed by the Company with the Securities and Exchange Commission on April 24, 2019.

3.4	Amendment to Certificate of Designation for Preferred Series A Stock of the Company, dated April 27, 2018, incorporated by reference to Exhibit 3.4 to Form 10/A as filed by the Company with the Securities and Exchange Commission on April 24, 2019.

3.5	Certificate of Amendment to Amended and Restated Articles of Incorporation of the Company, dated June 20, 2019, incorporated by reference to Exhibit 3.1 to Form 8-K as filed by the Company with the Securities and Exchange Commission on June 26, 2019.

3.6	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to Form 8-K as filed by the Company with the Securities and Exchange Commission on June 26, 2019.

3.7	Certificate of Amendment to Articles of Incorporation of the Company, dated October 14, 2019, incorporated by reference to Exhibit 3.1 to Form 8-K as filed by the Company with the Securities and Exchange Commission on October 30, 2019.

4.1	Convertible Note issued by the Company on October 17, 2014 in favor of Atlantic Holding Corp. in the original principal amount of $125,000, incorporated by reference to Exhibit 4.1 to Form 10/A as filed by the Company with the Securities and Exchange Commission on April 24, 2019.

4.2	8% Convertible Redeemable Note issued by the Company on October 16, 2018 in favor of AFT Funding Corp. in the original principal amount of $110,000, incorporated by reference to Exhibit 4.2 to Form 10/A as filed by the Company with the Securities and Exchange Commission on April 24, 2019.

4.3	Amendment and Forbearance Agreement dated June 19, 2019 by and between the Company and AFT Funding Corp., incorporated by reference to Exhibit 4.2 to Form 8-K as filed by the Company with the Securities and Exchange Commission on June 20, 2019.

4.4	8% Convertible Redeemable Note issued by the Company on October 23, 2018 in favor of Smea2Z LLC in the original principal amount of $220,000, incorporated by reference to Exhibit 4.3 to Form 10/A as filed by the Company with the Securities and Exchange Commission on April 24, 2019.

4.5	Amendment and Forbearance Agreement dated June 19, 2019 by and between the Company and Smea2Z LLC, incorporated by reference to Exhibit 4.1 to Form 8-K as filed by the Company with the Securities and Exchange Commission on June 20, 2019.

4.6	Convertible Redeemable Note issued by the Company on April 15, 2019 in favor of Auctus Fund, LLC in the original principal amount of $600,000, incorporated by reference to Exhibit 4.1 to Form 8-K as filed by the Company with the Securities and Exchange Commission on 19 April 2019.

4.7	Common Stock Purchase Warrant Agreement issued in favor of Auctus Fund, LLC on April 15, 2019 for the purchase of 60,000,000 shares of Common Stock at $0.005 per share, incorporated by reference to Exhibit 4.2 to Form 8-K as filed by the Company with the Securities and Exchange Commission on April 19, 2019.

4.8	Asset Purchase Agreement dated September 16, 2019, by and between the Company and DMB Group, LLC, incorporated by reference to Exhibit 4.1 to Form 8-K as filed by the Company with the Securities and Exchange Commission on September 20, 2019.

4.9	Promissory Note dated September 16, 2019 issued by the Company in favor of DMB Group, LLC, incorporated by reference to Exhibit 4.2 to Form 8-K as filed by the Company with the Securities and Exchange Commission on September 20, 2019.

10.1	Asset Purchase Agreement dated January 26, 2018 by and between Myriad Software Productions, LLC and Data443 Risk Management, Inc., incorporated by reference to Exhibit 10.1 to Form 10/A as filed by the Company with the Securities and Exchange Commission on April 24, 2019.

10.2	Secured Promissory Note dated January 26, 2018 issued by Data443 Risk Management, Inc. in favor of Myriad Software Productions, LLC in the original principal amount of $250,000, incorporated by reference to Exhibit 10.2 to Form 10/A as filed by the Company with the Securities and Exchange Commission on April 24, 2019.

10.3	Security Agreement dated January 26, 2018 executed by Data443 Risk Management, Inc. in favor of Myriad Software Productions, LLC, incorporated by reference to Exhibit 10.3 to Form 10/A as filed by the Company with the Securities and Exchange Commission on April 24, 2019.

10.4	Share Exchange Agreement dated June 29, 2018 by and among the Company, Data443 Risk Mitigation, Inc. and Jason Remillard, incorporated by reference to Exhibit 10.4 to Form 10/A as filed by the Company with the Securities and Exchange Commission on April 24, 2019.

10.5	Asset Purchase Agreement dated October 22, 2018 by and among Data443 Risk Mitigation, Inc., Modevity, LLC and Jim Coyne, incorporated by reference to Exhibit 10.5 to Form 10/A as filed by the Company with the Securities and Exchange Commission on April 24, 2019.

10.6	Secured Promissory Note dated October 22, 2018 issued by Data443 Risk Management, Inc. in favor of Modevity, LLC in the original principal amount of $750,000, incorporated by reference to Exhibit 10.6 to Form 10/A as filed by the Company with the Securities and Exchange Commission on April 24, 2019.

10.7	Security Agreement dated October 22, 2018 executed by Data443 Risk Management, Inc. in favor of Modevity, LLC, incorporated by reference to Exhibit 10.7 to Form 10/A as filed by the Company with the Securities and Exchange Commission on April 24, 2019.

10.8	Debt Restructuring Agreement dated September 30, 2018 by and between the Company and Blue Citi LLC, incorporated by reference to Exhibit 10.8 to Form 10/A as filed by the Company with the Securities and Exchange Commission on April 24, 2019.

10.9	Consolidated Note dated September 30, 2018 issued by the Company in favor of Blue Citi LLC Modevity, LLC in the original principal amount of $829,680, incorporated by reference to Exhibit 10.9 to Form 10/A as filed by the Company with the Securities and Exchange Commission on April 24, 2019.

10.10	Form of Common Stock Purchase Agreement executed in connection with the issuance in December 2018 of 252,016,130 shares of the Company’s common stock in exchange for $500,000, incorporated by reference to Exhibit 10.10 to Form 10/A as filed by the Company with the Securities and Exchange Commission on April 24, 2019.

10.11	Form of Common Stock Purchase Warrant issued in December 2018 in connection with the Common Stock Purchase Agreement and the issuance thereunder, for a total of 50,403,226 warrants, incorporated by reference to Exhibit 10.11 to Form 10/A as filed by the Company with the Securities and Exchange Commission on April 24, 2019.

10.12	Amendment and Forbearance Agreement dated June 19, 2019 by and between the Company and Blue Citi LLC, incorporated by reference to Exhibit 4.3 to Form 8-K as filed by the Company with the Securities and Exchange Commission on June 20, 2019.

10.13	Amendment to Amendment and Forbearance Agreement, dated June 21, 2019, by and between the Company and Blue Citi LLC, incorporated by reference to Exhibit 4.1 to Form 8-K as filed by the Company with the Securities and Exchange Commission on June 26, 2019.

10.14	Form of Exclusive License and Management Agreement entered into with Wala, Inc. on February 7, 2019, incorporated by reference to Exhibit 10.1 to Form 8-K as filed by the Company with the Securities and Exchange Commission on February 11, 2019.

10.15	Form of Stock Purchase Rights Agreement entered into with Rory Welch on February 7, 2019, incorporated by reference to Exhibit 10.2 to Form 8-K as filed by the Company with the Securities and Exchange Commission on February 11, 2019.

10.16	Form of Business Covenants Agreement entered into with Wala, Inc. and Rory Welch on February 7, 2019, incorporated by reference to Exhibit 10.3 to Form 8-K as filed by the Company with the Securities and Exchange Commission on February 11, 2019.

10.17	Form of Securities Purchase Agreement executed in connection with the issuance on April 15, 2019 of the Company’s convertible promissory note, incorporated by reference to Exhibit 10.1 to Form 8-K as filed by the Company with the Securities and Exchange Commission on April 19, 2019.

10.18	Form of Common Stock Purchase Agreement executed in connection with the issuance in February 2019 of 418,451,781 shares of the Company’s common stock in exchange for $500,000, incorporated by reference to Exhibit 10.16 to Form 10-Q as filed by the Company with the Securities and Exchange Commission on May 15, 2019.

10.19	Form of Common Stock Purchase Warrant issued in February 2019 in connection with the Common Stock Purchase Agreement and the issuance thereunder, for a total of 218,413,977 warrants, incorporated by reference to Exhibit 10.17 to Form 10-Q as filed by the Company with the Securities and Exchange Commission on May 15, 2019.

10.20†	Employment Agreement, effective May 1, 2019, between the Company and Steven Dawson, incorporated by reference to Exhibit 10.18 to Form 10-Q as filed by the Company with the Securities and Exchange Commission on May 15, 2019.

10.21	LandStar, Inc. 2019 Omnibus Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 8-K as filed by the Company with the Securities and Exchange Commission on May 20, 2019.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(*)	Filed herewith.

(†)	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2019	DATA443 RISK MITIGATION, INC.

	By:	/s/ Jason Remillard
	Name:	Jason Remillard
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2019	DATA443 RISK MITIGATION, INC.

	By:	/s/ Steven Dawson
	Name:	Steven Dawson
	Title:	Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer Officer)

