Form 10-K
period 2019-12-31
Data443 Risk Mitigation, Inc.
filed 2020-04-17
CIK 1068689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2019: $5,024,325.

The number of shares of registrant’s common stock outstanding as of April 17, 2020 was 22,518,268.

DOCUMENTS INCORPORATED BY REFERENCE

None.

OTHER INFORMATION

As used in this Annual Report on Form 10-K, the terms “we”, “us”, “our”, “ATDS”, the “registrant”, and the “Company” refer to DATA443 RISK MITIGATION, INC., a Nevada corporation, unless otherwise stated. “SEC” and the “Commission” refers to the Securities and Exchange Commission.

LANDSTAR, INC.

FORM 10-K

YEAR ENDED 31 DECEMBER 2019

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

Business History

Our company was incorporated as LandStar, Inc., a Nevada corporation, on May 4, 1998, for the purpose of purchasing, developing and reselling real property, with its principal focus on the development of raw land. From incorporation through December 31, 1998, we had no business operations and was a development-stage company. We did not purchase or develop any properties and decided to change our business plan and operations. On March 31, 1999, we acquired approximately 98.5% of the common stock of Rebound Rubber Corp. (“Rebound Rubber”) pursuant to a share exchange agreement with Rebound Rubber and substantially all of Rebound Rubber’s shareholders. The acquisition was effected by issuing 14,500,100 shares of common stock, which constituted 14.5% of the 100,000,000 of our authorized shares, and 50.6% of the 28,622,100 issued and outstanding shares on completion of the acquisition.

The share exchange with Rebound Rubber (and other transactions occurring in March 1999) resulted in a change of control and the appointment of new officers and directors. These transactions also changed our focus to the development and utilization of technology to de-vulcanize and reactivate recycled rubber for resale as a raw material in the production of new rubber products. Our business strategy was to sell the de-vulcanized material (and compounds using the materials) to manufacturers of rubber products.

Prior to 2001 we had no revenues. In 2001 and 2002 revenues were derived from management services rendered to a rubber recycling company.

In August 2001, we amended our Articles of Incorporation to authorize 500,000,000 shares of common stock, $0.001 par value per share, and 150,000,000 shares of preferred stock, $0.01 par value per share. We may designate preferred stock into specific classes by action of our board of directors. In May 2008, our board of directors established a class of Convertible Preferred Series A (the “Series A”), authorizing 10,000,000 shares. When established, among other things, (i) each share of Series A was convertible into 1,000 shares of our common stock, and (ii) a holder of Series A was entitled to vote 1,000 shares of common stock for each share of Series A on all matters submitted to a vote by stockholders.

In September 2008, we amended our Articles of Incorporation to increase the number of authorized shares to 985,000,000, $0.001 par value per share, further amended the Articles in January 2009 to increase the number of authorized shares to 4,000,000,000, and in January 2010 amended our Articles to increase the number of authorized shares to 8,888,000,000.

We were effectively dormant for a number of years. In or around February 2014, there was a change in control whereby Kevin Hayes acquired 1,000,000 shares of the Series A and was appointed as our sole director and officer. In or around April 2017, there was another change in control when Mr. Hayes sold the 1,000,000 shares of Series A to Hybrid Titan Management, which then proceeded to assign the Series A to William Alessi. Mr. Alessi was then appointed as our sole director and officer. Mr. Alessi initiated legal action in his home state of North Carolina to confirm, among other things, his ownership of the Series A; his “control” over the company, and the status of creditors of the company. In or around June 2017, the court entered judgment in favor of Mr. Alessi, confirming his majority ownership and control of the company.

In or around July 2017, while under the majority ownership and management of Mr. Alessi, we sought to effect a merger transaction (the “Merger”) under which the company would be merged into Data443 Risk Mitigation, Inc., a North Carolina corporation (“Data443”). Data443 was originally formed under the name LandStar, Inc. The name of the North Carolina corporation was changed to Data443 in December 2017. In November 2017, our controlling interest was acquired by our current chief executive officer and sole board member, Jason Remillard, when he acquired all of the Series A shares from Mr. Alessi. In that same transaction, Mr. Remillard also acquired all of the shares of Data443 from Mr. Alessi. Mr. Remillard was then appointed as our sole director and sole officer and of Data443.

In January 2018, we acquired substantially all of the assets of Myriad Software Productions, LLC, which was owned 100% by Mr. Remillard. Those assets were comprised of the software program known as ClassiDocs®, and all intellectual property and goodwill associated therewith. As a result of the acquisition, the Company was no longer a “shell” under applicable securities rules. In consideration for the acquisition, we agreed to a purchase price of $1,500,000, comprised of: (i) $50,000 paid at closing; (ii) $250,000 in the form of a promissory note; and (iii) $1,200,000 in shares of our common stock, valued as of the closing, which equated to 1,200,000,000 shares of our common stock. The shares have not yet been issued and are not included as part of our issued and outstanding shares. However, these shares have been recorded as “Acquisition of ClassiDocs” included in additional paid in capital within our financial statements for the year ending December 31, 2019.

In April 2018, we amended the designation for our Series A by providing that a holder of Series A was entitled to (i) vote 15,000 shares of common stock for each share of Series A on all matters submitted to a vote by stockholders, and (ii) convert each share of Series A into 1,000 shares of our common stock.

In May 2018, the Company amended and restated its Articles of Incorporation. The total authorized number of shares is 8,888,000,000 shares of common stock, $0.001 par value per share, and 50,000,000 shares of preferred stock, $0.001 par value per share, designated in the discretion of our board of directors. The Series A remains in full force and effect.

In June 2018, after careful analysis and in reliance upon professional advisors we retained, it was determined that the Merger had, in fact, not been completed, and that the Merger was not in the best interests of the Company and its stockholders. As such, the Merger was legally terminated. In place of the Merger, in June 2018, we acquired all of the issued and outstanding shares of stock of Data443 (the “Share Exchange”). As a result of the Share Exchange, Data443 became our wholly-owned subsidiary, with both the Company and Data443 continuing to exist as corporate entities. As consideration in the Share Exchange, we agreed to issue to Mr. Remillard: (a) 100,000,000 shares of our common stock and (b) on the eighteen-month anniversary of the closing of the Share Exchange (the “Earn Out Date”), an additional 100,000,000 shares of our common stock, provided that Data443 has at least an additional $1,000,000 in revenue by the Earn Out Date (not including revenue directly from acquisitions). None of the shares of our common stock to be issued to Mr. Remillard under the Share Exchange have been issued. As such, none of said shares are included as part of our issued and outstanding shares. However, these shares have been recorded as “Share exchange with related party for Data443 additional share issuable” included in additional paid in capital within our financial statements for the year ending December 31, 2019.

On or about June 29, 2018, we secured the rights to the WordPress GDPR Framework through our wholly-owned subsidiary Data443 for a total consideration of €40,001, or approximately $46,521, payable in four payments of approximately €10,000, with the first payment due at closing, and the remaining payments due at the end of July, August and September 2018. Upon issuance of the final payment, we gained the right to enter into an asset transfer agreement for the nominal cost of one euro (€1).

On or about October 22, 2018, we entered into an asset purchase agreement with Modevity, LLC (“Modevity”) to acquire certain assets collectively known as ARALOC®, a software-as-a service (“SaaS”) platform that provides cloud-based data storage, protection, and workflow automation. The acquired assets consist of intellectual and related intangible property including applications and associated software code, and trademarks. Access to books and records related to the customers and revenues Modevity created on the ARALOC platform were also included in the asset purchase agreement. These assets were substantially less than the total assets of Modevity, and revenues from the platform comprised a portion of the overall sales of Modevity. We are required to create the technical capabilities to support the ongoing operation of this SaaS platform. A substantial effort on our part is needed to continue generating ARALOC revenues through development of a sales force, as well as billing and collection processes. We paid Modevity (i) $200,000 in cash, (ii) $750,000, in the form of a 10-month promissory note, and (iii) 164,533,821 shares of our common stock.

On June 21, 2019, the Company filed an amendment to its articles of incorporation to increase the total number authorized shares of the Company’s common stock, par value $0.001 per share, from 8,888,000,000 shares to 15,000,000,000 shares.

On September 16, 2019, the Company entered into an Asset Purchase Agreement with DMBGroup, LLC to acquire certain assets collectively known as DataExpressTM, a software platform for secure sensitive data transfer within the hybrid cloud. The total purchase price of approximately $2.8 million consists of: (i) a $410,000 cash payment at closing; (ii) a promissory note in the amount of $940,000, payable in the amount of $41,661 over 24 monthly payments starting on October 15, 2019, accruing at a rate of 6% per annum; (iii) assumption of approximately $98,000 in liabilities and, (iv) approximately 2,465,753 shares of our common stock. As of December 31, 2019, these shares have not been issued and are recorded as “Stock issuable for asset purchase” included in additional paid in capital.

On October 14, 2019, the Company filed an amendment to its Articles of Incorporation to change its name to Data443 Risk Mitigation, Inc., and to effect a 1-for-750 reverse stock split of its issued and outstanding shares of common and preferred shares, each with $0.001 par value, and to reduce the numbers of authorized common and preferred shares to 60,000,000 and 337,500, respectively. On October 28, 2019, the name change and the split and changes in authorized common and preferred shares was effected, resulting in approximately 7,282,678,714 issued and outstanding shares of the Company’s common stock to be reduced to approximately 9,710,239, and 1,000,000 issued and outstanding shares of the Company’s preferred shares to be reduced to 1,334 as of October 28, 2019. All per share amounts and number of shares, including the authorized shares, in the consolidated financial statements and related notes have been retroactively adjusted to reflect the reverse stock split and decrease in authorized common and preferred shares.

Business Overview

We are in the data security and privacy business, operating as a software and services provider. Data security and privacy legislation, such as the European Union’s General Data Protection Regulation (“GDPR”), is driving significant investment by organizations to offset risks from data breaches and damaging information disclosures of various types. We provide solutions for the marketplace that are designed to protect data via the cloud, hybrid, and on-premises architectures. Our suite of security products focus on the protection of: sensitive files and emails; confidential customer, patient, and employee data; financial records; strategic and product plans; intellectual property; and any other data requiring security, allowing our clients to create, share, and protect their data wherever it is stored.

We deliver solutions and capabilities via all technical architectures, and in formats designed for each client. Licensing and subscription models are available to conform to customer purchasing requirements. Our solutions are driven by several proprietary technologies and methodologies that we have developed or acquired, giving us our primary competitive advantage.

We intend to sell substantially all of our products and services directly to end-users, though some sales may also be effected through channel partners, including distributors and resellers which sell to end-user customers. We believe that our sales model, which combines the leverage of a channel sales model with our own highly trained and professional sales force, will play a significant role in our ability to grow and to successfully deliver our value proposition for data security. While our products serve customers of all sizes in all industries, the marketing focus and majority of our sales focus is on targeting organizations with 100 users or more who can make larger purchases with us over time and have a greater potential lifetime value. We also intend to focus on the European Union, as the GDPR has driven increased IT spending as companies seek to securely manage data and comply with the GDPR. Targeted industries include the financial services, healthcare, public, industrial, insurance, energy and utilities, consumer and retail, education, media and entertainment and technology sectors.

Size of Our Market Opportunity

Worldwide spending on information security products and services will reach more than $114 billion in 2018, an increase of 12.4 percent from last year, according to the latest forecast from Gartner, Inc. In 2019, the market was forecast to grow 8.7 percent to $124 billion, with further increases expected for 2020. As cloud-based services increase in popularity, that market increases to an estimated $300 billion by 2021. The International Data Corporation’s Data Age 2025: The Evolution of Data to Life-Critical study estimates that the amount of data created in the world will grow to 163 Zettabytes (or 151 trillion gigabytes) in 2025, representing a nearly tenfold increase from the amount created in 2016. They estimate that nearly 20% of that data will be critical to our daily lives (and nearly 10% will be hypercritical). The study also suggests that by 2025, almost 90% of all data will require a meaningful level of security, but less than half will be secured. Every enterprise and governmental agency will almost certainly require new technologies to protect and manage data.

We believe that the functionalities offered by our programs and services position us to benefit from this growing market. Further, as we continue to grow our business, we believe that we may have opportunities to expand into collateral growing markets, such IT operations management, storage management and data integration.

Our Products

We currently have six major product lines, each of which provides features and functionality which enable our clients to fully secure the value of their data. This architecture easily extends through modular functionalities, giving our clients the flexibility to select the features they require for their business needs and the flexibility to expand their usage simply by adding a license.

ClassiDocs. ClassiDocs is our flagship/signature product, launched in the first quarter of 2018. ClassiDocs is enterprise software that runs on-premises or in the cloud. It provides our customers with data classification, governance, and discovery across local devices, networks, the cloud, and databases for data that is at rest and in flight. It also allows our customers to respond to 12 of the GDPR Articles.

WordPress GDPR Framework. WordPress GDPR Framework is our data protocol to identify and classify regulated data in the European Union that falls under the GDPR.

ARALOC Board Meeting Management Software. This software product enables secure distribution of board materials to board members using custom branded and configured applications for iPad, iPhone, Android, PC and Mac.

DataExpress NonStop (DXNS). Secure Managed File Transfer solutions exclusively for the HPE NonStop™ platform – powering data transfer for some of the world’s leading financial institutions for over 15 years.

DataExpress Open Platform (DXOP). Secure Managed File Transfer solutions for open platforms such as Microsoft Windows, UNIX, Linux and OSX – DXOP supports all of the power, reliability and functionality of our leading DXNS capabilities for the Open Platform capabilities.

Key Benefits of Our Products and Services

Our products and services:

●	protect data against data breaches and cyber-attacks;

●	are highly scalable and flexible;

●	have a broad range of functionality;

●	satisfy regulatory compliance requirements;

●	are usable across all major enterprise platforms and systems;

●	are quick to implement; and

●	are easy to use.

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

Focus on EU Opportunities. We believe there is a significant opportunity for our products and services in the EU and other international markets in order to enable compliance with the GDPR. We believe that a focus on international markets will be a key component of our growth strategy.

Our Customers

Our current customer base is comprised primarily of customers purchasing ARALOC products and customers purchasing ArcMail products. Our customers vary greatly in size, ranging from small and medium businesses to large enterprises.

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

Sales and Marketing

Sales

We intend to sell the majority of our products and services directly to our end users/clients. We will also propose to effect sales through a network of channel partners, which in turn, sell the products they purchase from us. We have a highly-trained professional sales force that is responsible for overall market development, including the management of the relationships with our channel partners and supporting channel partners.

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

Intellectual Property

We currently make use of the following trademarks in our business:

●	ClassiDocs®

●	ARALOC®

●	DataExpress™

Unlike copyrights and patents, trademark rights can last indefinitely so long as the owner continues to use the mark to identify its goods or services. The term of a federal trademark is ten years, with ten-year renewal terms. The number of years remaining for the federal trademark on the three trademarks we make use of in our business is as follows:

ClassiDocs: Nine years

ARALOC: Five years

DataExpress: Fifteen years

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

Competition

The industry in which we compete is highly competitive. Many companies offer similar products and services for data security. We may be at a substantial disadvantage to our competitors who have more capital than we do to carry out operations and marketing efforts. We hope to maintain our competitive advantage by offering quality at a competitive price, and by utilizing the experience, knowledge, and expertise of our management team.

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

Employees

As of April 17, 2020, we had 21 employees and independent contractors, of which one was considered to be part of our management team; our sole director and officer, Jason Remillard. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Government regulation

We are subject to the laws and regulations of the jurisdictions in which we operate, which may include business licensing requirements, income taxes and payroll taxes. In general, the development and operation of our business is not subject to special regulatory and/or supervisory requirements.

Properties

Our principal executive office is located at 101 J Morris Commons Lane, Suite 105, Morrisville, North Carolina 27560. The space is a shared office space, which at the current time is suitable for the conduct of our business.

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

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our independent registered public accounting firm has included an explanatory paragraph in their report in our audited financial statements for the fiscal year ended December 31, 2019 to the effect that our limited operations and lack of profitability raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern within one year after the date that the financial statements are issued. We may be required to cease operations which could result in our stockholders losing all or almost all of their investment.

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

As a smaller reporting company, we are not required to provide the information required by this Item. However, as a result of recent events that may be outside of our control, such as political and social unrest, terrorist attacks, hostilities, malicious human acts, climate change, natural disasters (including extreme weather), pandemics or other major public health concerns, including the ongoing outbreak of a respiratory illness caused by the 2019 novel coronavirus that was recently named by the World Health Organization as COVID-19, and other similar events, we have included the following additional Risk Factors:

Adverse or uncertain macroeconomic or geopolitical conditions or reduced IT spending may adversely impact our business, revenues and profitability.

Our business, operations and performance are dependent in part on worldwide economic conditions and events that may be outside of our control, such as political and social unrest, terrorist attacks, hostilities, malicious human acts, climate change, natural disasters (including extreme weather), pandemics or other major public health concerns and other similar events, and the impact these conditions and events have on the overall demand for enterprise computing infrastructure solutions and on the economic health and general willingness of our current and prospective end customers to purchase our solutions and to continue spending on IT in general. The global macroeconomic environment has been, and may continue to be, inconsistent, challenging and unpredictable due to international trade disputes, tariffs, including those recently imposed by the U.S. government on Chinese imports to the U.S., restrictions on sales and technology transfers, uncertainties related to changes in public policies such as domestic and international regulations, taxes, or international trade agreements, elections, geopolitical turmoil and civil unrests, instability in the global credit markets, uncertainties regarding the effects of the United Kingdom’s separation from the European Union, commonly known as “Brexit”, actual or potential government shutdowns, and other disruptions to global and regional economies and markets. Specifically, the recent and developing outbreak of a respiratory illness caused by the 2019 novel coronavirus that was named by the World Health Organization as COVID-19 (collectively with any future mutations or related strains thereof, “COVID-19”) has caused and may continue to cause travel bans or disruptions, supply chain delays and disruptions, and additional macroeconomic uncertainty. The impact of COVID-19 is fluid and uncertain, but it has caused and may continue to cause various negative effects, including an inability to meet with actual or potential customers, our end customers deciding to delay or abandon their planned purchases, us to delay, cancel, or withdraw from user and industry conferences and other marketing events, and delays or disruptions in our or our OEM partners’ supply chains, including delays or disruptions in procuring and shipping the hardware appliances on which our software solutions run. As a result, we may experience extended sales cycles, our ability to close transactions with new and existing customers and partners may be negatively impacted, potentially significantly, our ability to recognize revenue from software transactions we do close may be negatively impacted, potentially significantly, our demand generation activities, and the efficiency and effect of those activities, may be negatively affected, our ability to provide 24x7 worldwide support and/or replacement parts to our end customers may be effected, and it has been and, until the COVID-19 outbreak is contained, will continue to be more difficult for us to forecast our operating results. These macroeconomic challenges and uncertainties, including the COVID-19 outbreak, have, and may continue to, put pressure on global economic conditions and overall IT spending and may cause our end customers to modify spending priorities or delay or abandon purchasing decisions, thereby lengthening sales cycles and potentially lowering prices for our solutions, and may make it difficult for us to forecast our sales and operating results and to make decisions about future investments, any of which could materially harm our business, operating results and financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

The Company received a comment letter dated 04 February 2020 from the SEC in response to our filing of a Form S-1 on 30 January 2020. We are preparing to respond to the comment letter and have been in contact with the SEC with regard to the timing of our response.

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

On April 9, 2018, a Current Report on Form 8-K was filed with the SEC under the name “Landstar, Inc.” The filing was not authorized by us and we have had no communication with the person who made the filing. This Form 8-K purported to present financial statements for the years ended December 31, 2017 and 2016, and includes an entry for “long-term debt with interest” for $1,000,000 on the balance sheet. Although we are aware of an unsubstantiated claim for a $500,000 debt obligation, we are not familiar with the allegations that form the basis for this claim. While we intend to vigorously dispute this claim if necessary, at this time we deem this matter to be closed.

On February 25, 2019, we filed a lawsuit (the “Complaint”) in the United States District Court for the Eastern District of New York. The Complaint was filed against Hubai Chuguan Industry Co., Ltd. (“Chuguan”) and also named Madison Stock Transfer Inc., our transfer agent, as a nominal defendant. With the filing of the Complaint, we sought to cancel and return to the status of unissued and authorized shares, 1.5 billion shares of our common stock which currently stand in the name of Chuguan (the “Chuguan Shares”). We believed that, among other things, the Chuguan Shares were mistakenly issued and were never delivered to Chuguan; that Chuguan never delivered consideration for the Chuguan Shares to us; and, that Chuguan had no claim of right to the Chuguan Shares. This matter was settled on November 14, 2020. Pursuant to the settlement, the Company paid Chuguan the sum of $65,000 in exchange for the cancellation of all of the Chuguan Shares (which were returned to the status of authorized and unissued shares). The parties also executed a mutual release and harmless. This matter is now closed.

We previously received a demand from Mina Mar Group, Inc. (“Mina Mar”) for the conversion of a purported $90,000 note purportedly issued by us in 2008 and now owned by Mina Mar. We have no record of this obligation and there is no indication that this purported obligation was ever recorded in our financial records. We believe that any action, collection or conversion of this purported note will be barred by the statute of limitations. As such, we have denied the existence and viability of the note. While we intend to vigorously dispute this claim if necessary, at this time we deem this matter to be closed.

We also previously received a separate demand from Mina Mar claiming that it also owns one million shares of our preferred stock. No stock certificate has been presented by Mina Mar, despite repeated requests for Mina Mar to do so, and there are no records indicating that we ever issued these shares to Mina Mar, or to the party from which Mina Mar contends it acquired the shares. Further, we believe that any such claim, if there is one, is barred by the statute of limitations. As such, we have rejected the claim to the shares. While we intend to vigorously dispute this claim if necessary, at this time we deem this matter to be closed.

Lastly, we recently received a demand from a former consultant, Don Murray, demanding payment of amounts purportedly owed to Mr. Murray. We believe that no amounts are owed to Mr. Murray. While we intend to vigorously dispute this claim if necessary, at this time we deem this matter to be closed.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently quoted on the OTC Pink under the trading symbol “ATDS”. Trading in stocks quoted on the OTC Pink is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Year 2018	High Bid	Low Bid
First Quarter	$0.0266	$0.0005
Second Quarter	$0.0183	$0.0085
Third Quarter	$0.018	$0.0004
Fourth Quarter	$0.0098	$0.0017

Fiscal Year 2019	High Bid	Low Bid
First Quarter	$4.4361	$1.2782
Second Quarter	$1.8045	$0.4511
Third Quarter	$0.7519	$0.3008
Fourth Quarter	$1.90	$0.30

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

Number of Equity Security Holders

As of April 13, 2020, we had 522 holders of record of our common stock. This does not include beneficial owners holding common stock in street name. As such, the number of beneficial holders of our shares could be substantially larger than the number of shareholders of record.

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

●	On January 26, 2018, the Company agreed to issue $1,200,000 in shares of its common stock, valued as of that date, to Jason Remillard in connection with the transaction in which we acquired substantially all of the assets of Myriad Software Productions, LLC. This equated to 1,200,000,000 shares of our common stock (pre-reverse split), none of which have been issued to Mr. Remillard. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On or about February 6, 2018, the Company entered into a Securities Purchase Agreement (the “SPA”) with Blue Citi LLC (“Blue Citi”) under which Blue Citi would purchase $500,000 in 8% interest accruing, convertible notes, maturing 18 months after issue. Subsequently, the Company and Blue Citi reached a verbal agreement to extend the SPA to $1,000,000. Each note was previously convertible at the option of Blue Citi into common shares at a 25% discount to the lowest trading price during the ten consecutive trading days immediately preceding the date of conversion. See below for a discussion of the September 30, 2018 transactions involving the Restructuring Agreement and the Consolidated Note.

●	On March 16, 2018, the Company converted $2,000 of a promissory note into 40,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On March 20, 2018, the Company converted $1,750 of a promissory note into 35,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On April 18, 2018, the Company converted $3,100 of a promissory note into 62,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On April 19, 2018, the Company converted $3,150 of a promissory note into 63,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On June 29, 2018, the Company agreed to issue 100,000,000 shares of its common stock, and an additional 100,000,000 shares upon satisfaction of certain conditions, to Mr. Remillard in connection with the transaction in which we acquired all of the shares of Data443 Risk Mitigation, Inc. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	Through Data443, we have signed consulting contracts with a team of consultants and advisors, of which, four provide senior leadership to the Company in corporate development, technology development, finance, operations, and sale and marketing, with the others providing services in administration, marketing, sales, and engineering. Additionally, we engage junior and mid-level engineering consultants on a project-by-project basis to further develop technology and to implement services for prospective clients. Collectively, the team is paid approximately $200,000 each quarter. Additionally, we have granted stock and stock options to some of these consultants and advisors as part of their compensation or in lieu of cash to reduce cash outlays. Grants of stock and stock options are awarded selectively to consultants upon their start dates, and every quarter thereafter throughout the term of their engagement at a fixed dollar amount. Each grant of stock and stock options is irrevocable, and some stock grants include registration rights; however, each grant of stock is restricted until the one-year anniversary of the grant date, and each grant of stock options vests on the one-year anniversary of the grant date. For the period ended December 31, 2018: (i) 99,876,158 common shares were granted as restricted stock awards; and (ii) options to purchase 225,658,413 common shares were granted. The exercise prices for the grants of stock options range from $0.0014 to $0.018. One of our consulting contracts is with Myriad Software. Of the shares and options reserved for consultants during the period ending December 31, 2018, approximately 49,424,832 common shares and options to purchase 28,846,154 common shares were granted to Myriad Software. Of the approximately $287,084 payable to consultants and advisors in the period ending December 31, 2018, $21,000 of the Company’s consultant expense was due to Myriad Software for services rendered by Jason Remillard during the period. None of the shares committed under this paragraph have been issued. These shares have been recorded as common shares issuable and included in additional paid-in capital – stock subscription within our financial statements for the period ending December 31, 2019 and have not been included in the total number of issued and outstanding shares reflected herein.

●	On July 2, 2018, the Company converted $10,000 of a promissory note into 200,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On August 9, 2018, the Company converted $5,000 of a promissory note into 100,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On September 30, 2018, the Company entered into a Debt Restructuring Agreement with Blue Citi (the “Restructuring Agreement”). Pursuant to the Restructuring Agreement, the parties agreed, among other things, to combine all of the Convertible Notes and other amounts owed to Blue Citi into a single note dated September 30, 2018 (the “Consolidated Note”). The Consolidated Note made the Convertible Notes null and void, and provided for, among other things: (i) an original principal amount of $829,680; (ii) 8% annual interest; (iii) 18-month maturity; (iv) reduction in the conversion discount from 25% to 10%, meaning that the Conversion Note, at the option of Blue Citi, is convertible into common shares at a price equal to 90% of the lowest trading price during the ten consecutive trading days immediately preceding the date of conversion; and (v) Blue Citi waived all known and unknown breaches under the Convertible Notes. The outstanding principal for the Consolidated Note as of December 31, 2018 was $1,023,018. Based on this amount, and the Company’s lowest stock price of $0.0031 per share during the preceding ten day period, the Consolidated Note is convertible into approximately 330,005,806 shares of our common stock as of December 31, 2018. However, the Consolidated Note contains a limiter prohibiting the holder from converting if the conversion would cause the holder to own more than 4.99% of the Company’s then outstanding common stock after giving effect to the conversion of the stock. The issuance of the Consolidated Note was exempt under Section 4(a)(2) of the Securities Act.

●	On October 12, 2018, the Company issued to AFT Funding Corp. the Company’s promissory note (the “AFT Note”) in the amount of $110,000 in exchange for $100,000 in net proceeds. The AFT Note provides for a maturity date of July 16, 2019; 8% interest; and the right of the holder to convert all amounts due into shares of the Company’s common stock at a price equal to 70% of the lesser of (i) the lowest price for our common stock during the 20 days preceding the conversion; or (ii) the lowest price for our common stock for the 20 days preceding the issuance of the AFT Note. The issuance of the AFT Note was exempt under Section 4(a)(2) of the Securities Act.

●	On October 16, 2018, the Company converted $20,000 of a promissory note into 400,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On October 22, 2018 the Company agreed to issue 164,533,821 shares of its common stock to Modevity, LLC in connection with the transaction in which we acquired certain assets of Modevity, LLC. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On October 23, 2018, the Company issued to Smea2z LLC the Company’s promissory note (the “Smea2z Note”) in the amount of $220,000 in exchange for $200,000 in net proceeds. The Smea2z Note provides for a maturity date of July 23, 2019; 8% interest; and the right of the holder to convert all amounts due into shares of the Company’s common stock at a price equal to 70% of the lesser of (i) the lowest price for our common stock during the 20 days preceding the conversion; or, (ii) the lowest price for our common stock for the 20 days preceding the issuance of the Smea2z Note. The issuance of the Smea2z Note was exempt under Section 4(a)(2) of the Securities Act.

●	On November 15, 2018, the Company converted $5,000 of a promissory note into 100,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	From October 1, 2018 through December 13, 2018, Blue Citi loaned to the Company an additional $175,000, which amount is to be added to the Consolidated Note and subject to the same terms and conditions therein. The addition of this amount to the Consolidated Note was exempt under Section 4(a)(2) of the Securities Act.

●	On December 20, 2018, the Company issued a total of 252,016,130 restricted shares of its common stock for subscriptions of $500,000. The Company received the entire amount of the proceeds. In connection with the issuance of the shares, the Company also issued to the subscribers warrants to acquire a total of 50,403,226 shares of our common stock at a strike price of $0.003 per share, with a cashless exercise feature and a five year term. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On January 15, 2019, the Company converted $5,000 of a promissory note into 100,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On February 6, 2019, the Company agreed to issue a total of 418,451,781 restricted shares of its common stock for subscriptions of $500,000. The Company received the entire amount of the proceeds. In connection with the issuance of the shares, the Company also agreed to issue to the subscribers warrants to acquire a total of 218,413,977 shares of our common stock at a strike price of $0.0029 per share, with a cashless exercise feature and a five year term. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On February 7, 2019, the Company converted $20,000 of a promissory note into 400,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On April 15, 2019, the Company issued a Convertible Promissory Note (the “Auctus Note”) in the aggregate principal amount of $600,000 (the “Principal Amount”), and received gross proceeds of $546,000 (excluded were legal fees and a transaction fee charged by the lender, Auctus Fund, LLC); the proceeds will be used for general corporate purposes. The Auctus Note may be converted into shares of the Company’s common stock in whole or in part at any time from time to time after the four (4) month anniversary of the issuance of the Auctus Note, at an initial conversion price per share equal to the lesser of: (a) $0.0015; or, (b) 50% multiplied by the lowest trading price for the Company’s common stock during the 25 days of trading ending on the latest complete trading day prior to the date of conversion. The conversion price is subject to adjustment for stock splits, reverse stock splits, stock dividends and other similar transactions and terms. The Company also granted to the lender warrants to purchase 60,000,000 shares of Common Stock at $0.005 per share, with a cashless exercise feature. The Auctus Note and the warrants were issued in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws.

●	On June 12, 2019, the Company issued a Convertible Promissory Note (the “Redstart Note”) in the aggregate principal amount of $63,000, and received gross proceeds of $60,000 (excluded were legal fees and a transaction fee charged by the lender, Redstart Holdings, LLC). The proceeds will be used for general corporate purposes. The Redstart Note (i) accrues interest at a rate of 22% per annum, (ii) can be converted 180 days from June 12, 2019 at a discount of 39% to the lowest trading price during the twenty consecutive trading days immediately preceding the date of conversion, (iii) is due and payable June 12, 2020, and (iv) has an original issue discount of $3,000. The conversion price is subject to adjustment for stock splits, reverse stock splits, stock dividends, and other similar transactions and terms. The Redstart Note was issued in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws.

●	On September 16, 2019, the Company entered into an Asset Purchase Agreement with DMBGroup, LLC to acquire certain assets collectively known as DataExpressTM, a software platform for secure sensitive data transfer within the hybrid cloud. The total purchase price of approximately $2.8 million consists of: (i) a $410,000 cash payment at closing; (ii) a promissory note in the amount of $940,000, payable in the amount of $41,661 over 24 monthly payments starting on October 15, 2019, accruing at a rate of 6% per annum; (iii) assumption of approximately $98,000 in liabilities and, (iv) approximately 2,465,753 shares of our common stock.

●	On December 19, 2019, the Company issued a Convertible Promissory Note (the “Geneva Note”) in the aggregate principal amount of $38,000, and received gross proceeds of $38,000 from the lender, Geneva Roth Remark Holdings, Inc. The proceeds will be used for general corporate purposes. The Geneva Note (i) accrues interest at a rate of 22% per annum, (ii) can be converted 180 days from December 19, 2019 at a discount of 39% to the lowest trading price during the twenty consecutive trading days immediately preceding the date of conversion, and, (iii) is due and payable December 19, 2020. The conversion price is subject to adjustment for stock splits, reverse stock splits, stock dividends, and other similar transactions and terms. The Geneva Note was issued in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws.

●	Effective December 31, 2019 the Company entered into an agreement with Blue Citi to amend the Consolidated Note as follows: (i) principal balance of $1,700,000 as of 12-31-2019; (ii) zero interest would accrue on and after January 01, 2020 so long as the Consolidated Note was not otherwise in default; (iii) $270,000 of principal could not be converted until July 01, 2020; (iv) a maximum of $500,000 could be converted each month, unless there was at least $500,000 in daily trading volume for five (5) consecutive trading days; (v) conversions will be at a 40% discount to the lower of the lowest price for our common stock during the 20 days preceding the conversion, or the lowest price for our common stock for the 20 days preceding December 31, 2019; and, (vi) the maturity date of the Consolidated Note is March 31, 2021.

●	Effective December 31, 2019 the Company entered into an agreement with Blue Citi to amend the AFT Note as follows: (i) principal balance of $441,150 as of 12-31-2019; (ii) no conversions until July 01, 2020; (iii) 12% interest; (iv) conversions will be at a 50% discount to the lower of the lowest price for our common stock during the 20 days preceding the conversion, or the lowest price for our common stock for the 20 days preceding December 02, 2019; and, (v) the maturity date of the AFT Note is April 15, 2020.

●

Effective December 31, 2019 the Company entered into an agreement with Smea2z, LLC to amend the Smea2z Note as follows: (i) principal balance of $608,850 as of 12-31-2019; (ii) no conversions until July 01, 2020; (iii) 12% interest; (iv) conversions will be at a 50% discount to the lower of the lowest price for our common stock during the 20 days preceding the conversion, or the lowest price for our common stock for the 20 days preceding December 02, 2019; and, (v) the maturity date of the Smea2z Note is April 15, 2020.

●	On January 3, 2020, the Company completed a settlement with Hubai Chuguan Industry Co. Ltd. under which the Company cancelled 2,000,000 shares of its common stock and returned those shares to authorized and unissued status.

●

On January 6, 2020, the Company issued a total of 2,465,754 shares of its common stock to three individuals in connection with the transaction closed on September 16, 2019, in which we acquired certain assets collectively known as DataExpressTM from DMBGroup, LLC. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On January 13, 2020, the Company converted $20,000 of a promissory note into 81,766 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On January 17, 2020, the Company converted $84,000 of a promissory note into 400,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On January 21, 2020, the Company converted $23,000 of a promissory note into 94,031 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On January 27, 2020, the Company converted $15,000 of a promissory note into 110,294 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On January 29, 2020, the Company converted $8,150 of a promissory note into 63,622 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On February 3, 2020, the Company converted $36,000 of a promissory note into 500,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On February 11, 2020, the Company converted $36,000 of a promissory note into 500,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On February 12, 2020, the Company issued 500,000 shares of its common stock to its former chief financial officer as additional compensation. The issuance was effected under the Company’s Form S-8 filed with the SEC on May 20, 2019.

●	On February 21, 2020, the Company converted $44,000 of a promissory note into 611,111 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On March 02, 2020, the Company converted $38,250 of a promissory note into 750,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On March 05, 2020, the Company issued a Convertible Promissory Note (the “GS Capital Note”) in the aggregate principal amount of $136,250, and received gross proceeds of $129,750 from the lender, GS Capital Partners, LLC. The proceeds will be used for general corporate purposes. The GS Capital Note (i) accrues interest at a rate of 10% per annum, (ii) can be converted six months after issuance at a discount of 35% to the lowest trading price during the twenty consecutive trading days immediately preceding the date of conversion, and, (iii) is due and payable March 05, 2021. The conversion price is subject to adjustment for stock splits, reverse stock splits, stock dividends, and other similar transactions and terms. The GS Capital Note was issued in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws.

●	On March 10, 2020, the Company issued a Convertible Promissory Note (the “Adar Note”) in the aggregate principal amount of $78,750, and received gross proceeds of $75,000 from the lender, Adar Alef, LLC. The proceeds will be used for general corporate purposes. The Adar Note (i) accrues interest at a rate of 10% per annum, (ii) can be converted six months after issuance at a discount of 35% to the lowest trading price during the twenty consecutive trading days immediately preceding the date of conversion, and, (iii) is due and payable March 10, 2021. The conversion price is subject to adjustment for stock splits, reverse stock splits, stock dividends, and other similar transactions and terms. The Adar Note was issued in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws.

●	On March 16, 2020, the Company converted $33,247.80 of a promissory note into 786,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On March 18, 2020, the Company converted $42,075 of a promissory note into 825,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On March 19, 2020, the Company converted $15,000 of a promissory note into 354,610 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●

On March 20, 2020, the Company issued a Convertible Promissory Note in the aggregate principal amount of $1,000,000. Of that amount, $125,000 was loaned immediately by the lender, Granite Global Value Investments Ltd. (the “Granite Note”), from which we received gross proceeds of $102,500. The proceeds will be used for general corporate purposes. The Granite Note (i) accrues interest at a rate of 12% per annum, (ii) can be converted six months after issuance at a discount of 25% to the lowest trading price during the twenty consecutive trading days immediately preceding the date of conversion, and, (iii) is due and payable six months after issuance. The conversion price is subject to adjustment for stock splits, reverse stock splits, stock dividends, and other similar transactions and terms. The Granite Note was issued in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws.

●	On March 26, 2020, the Company converted $19,675 of a promissory note into 862.938 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On March 27, 2020, the Company converted $13,273.50 of a promissory note into 884,900 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On April 01, 2020, the Company issued 4,666 shares of its common stock to its president/chief executive officer, Jason Remillard, as additional compensation.

●	On April 02, 2020, the Company converted $20,000 of a promissory note into 1,333,333 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On April 02, 2020, the Company converted $4,521.33 of a promissory note into 301,422 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On April 03, 2020, the Company converted $17,460 of a promissory note into 970,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On April 14, 2020, the Company converted $6,471.33 of a promissory note into 431,422 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

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

The following discussion and analysis of the results of operations and financial condition for the fiscal years ended December 31, 2019 and 2018 should be read in conjunction with our consolidated financial statements, and the notes to those financial statements that are included elsewhere in this Annual Report.

All references to “Data443”, “we”, “our,” “us” and the “Company” in this Item 7 refer to Data443 Risk Mitigation, Inc.

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

In June 2018, after careful analysis and in reliance upon professional advisors retained by the Company, it was determined that the Merger had, in fact, not been completed, and that the Merger was not in the best interests of the Company and its shareholders. As such, the Merger was legally terminated. In place of the Merger, in June 2018 the Company acquired all of the issued and outstanding shares of stock of Data443 (the “Share Exchange”). As a result of the Share Exchange, Data443 became a wholly-owned subsidiary of the Company, with both the Company and Data443 continuing to exist as corporate entities. The finances and business conducted by the respective entities prior to the Share Exchange will be treated as related party transactions in anticipation of the Share Exchange. As consideration in the Share Exchange, we agreed to issue to Mr. Remillard: (a) One hundred million (100,000,000) shares of our common stock; and (b) On the eighteen (18) month anniversary of the closing of the Share Exchange (the “Earn Out Date”), an additional 100,000,000 shares of our common stock (the “Earn Out Shares”) provided that Data 443 has at least an additional $1MM in revenue by the Earn Out Date (not including revenue directly from acquisitions). None of our shares of our common stock to be issued to Mr. Remillard under the Share Exchange have been issued. As such, none of said shares are included as part of the issued and outstanding shares of the Company. However, the shares committed to Mr. Remillard have been recorded as common shares issuable and included in additional paid-in capital and the earn out shares have been reflected as a contingent liability for common stock issuable within the consolidated financial statements as of December 31, 2019.

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

On June 21, 2019, the Company filed an amendment to its articles of incorporation to increase the total number authorized shares of the Company’s common stock, par value $0.001 per share, from 8,888,000,000 shares to 15,000,000,000 shares.

On September 16, 2019, the Company entered into an Asset Purchase Agreement with DMBGroup, LLC to acquire certain assets collectively known as DataExpressTM, a software platform for secure sensitive data transfer within the hybrid cloud. The total purchase price of approximately $2.8 million consists of: (i) a $410,000 cash payment at closing; (ii) a promissory note in the amount of $940,000, payable in the amount of $41,661 over 24 monthly payments starting on October 15, 2019, accruing at a rate of 6% per annum; (iii) assumption of approximately $98,000 in liabilities and, (iv) approximately 2,465,753 shares of our common stock. As of September 30, 2019, these shares have not been issued and are recorded as “Stock issuable for asset purchase” included in additional paid in capital.

On October 14, 2019, the Company filed an amendment to its Articles of Incorporation to change its name to Data443 Risk Mitigation, Inc., and to effect a 1-for-750 reverse stock split of its issued and outstanding shares of common and preferred shares, each with $0.001 par value, and to reduce the numbers of authorized common and preferred shares to 60,000,000 and 337,500, respectively. On October 28, 2019, the name change and the split and changes in authorized common and preferred shares was effected, resulting in approximately 7,282,678,714 issued and outstanding shares of the Company’s common stock to be reduced to approximately 9,710,239, and 1,000,000 issued and outstanding shares of the Company’s preferred shares to be reduced to 1,334 as of October 28, 2019. All per share amounts and number of shares, including the authorized shares, in the consolidated financial statements and related notes have been retroactively adjusted to reflect the reverse stock split and decrease in authorized common and preferred shares.

Recent Accounting Pronouncements

For discussion of recently issued and adopted accounting pronouncements, please see Note 1 to the consolidated financial statements included herein.

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

Beneficial Conversion Feature

The issuance of the convertible debt issued by the Company generated a beneficial conversion feature (“BCF”), which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. The Company recognized the BCF by allocating the intrinsic value of the conversion option, which is the number of shares of common stock available upon conversion multiplied by the difference between the effective conversion price per share and the fair value of common stock per share on the commitment date, resulting in a discount on the convertible debt (recorded as a component of additional paid in capital).

Fair Value of Financial Instruments

The Company uses a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement. The hierarchy requires the Company to use observable inputs when available, and to minimize the use of unobservable inputs, when determining fair value. The three tiers are defined as follows:

●	Level 1—Observable inputs that reflect quoted market prices (unadjusted) for identical assets or liabilities in active markets;

●	Level 2—Observable inputs other than quoted prices in active markets that are observable either directly or indirectly in the marketplace for identical or similar assets and liabilities; and

●	Level 3—Unobservable inputs that are supported by little or no market data, which require the Company to develop its own assumptions.

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, are carried at historical cost. At December 31, 2019 and 2018, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments. Management determined that liabilities created by beneficial conversion features associated with the issuance of certain convertible notes payable, meet the criteria of derivatives and are required to be measured at fair value. The fair value of these derivative liabilities was determined based on management’s estimate of the expected future cash flows required to settle the liabilities. This valuation technique involves management’s estimates and judgment based on unobservable inputs and is classified in level 3.

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

Also, refer Note 1 – Summary of Significant Accounting Policies in the consolidated financial statements that are included in this Report.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2019 COMPARED TO THE YEAR ENDED DECEMBER 31, 2018

Our operations for the year ended December 31, 2019 and 2018 are outlined below:

	Year Ended
	December 31,
	2019	2018	Change
Revenue	$1,453,413	$28,772	$1,424,641
Cost of revenue	(117,106)	-	(117,106)
Gross Profit	1,336,307	28,772	1,307,535

Operating expense	5,270,386	2,230,025	3,040,361
Other income (expense)	3,326,708	(12,890,080)	16,216,788
Net loss	$(607,371)	$(15,091,333)	$14,483,962

Revenue

The increase in revenue was primarily due to revenues from assets acquired during 2019.

Cost of revenue

Cost of revenue consists of direct expense, such as sales commission, shipping, and supplies. The increase in cost of revenue was primarily due to an increase in revenue.

For the year ended December 31, 2019 and 2018 our operating expenses are as follows:

	Year Ended
	December 31,
	2019	2018	Change
Operating expenses
General and administrative	$4,796,652	$1,067,901	$3,728,751
Sales and marketing	469,529	1,057,717	(588,188)
Research and development	4,205	104,407	(100,202)
Total operating expenses	$5,270,386	$2,230,025	$3,040,361

General and Administrative Expenses

The general and administrative expenses primarily consisted of management costs, costs to integrate assets we acquired and to expand sales, product enhancements, audit and review fees, filing fees, professional fees, and other expenses related to SEC reporting, including the re-classification of sales-related management expenses, in connection with the projected growth of the Company’s business. The increase in general and administrative expense was primarily due to an increase in amortization of intangible assets, payroll expense, professional fees.

Sales and Marketing Expenses

The sales and marketing expenses primarily consisted of developing a sales operation, with some previously reported expenses, primarily management costs, reclassified to general and administrative expenses. The decrease in sales and marketing expense was primarily due to a decrease in consulting and management costs.

Other income (expense)

Other income for the year ended December 31, 2019 consisted of interest expense, gain on change in fair value of derivative, gain on contingent liability, and loss on settlement on lawsuit. Other expense for the year ended December 31, 2018 consisted of interest expense, loss on change in fair value of derivative, gain on contingent liability, loss on impairment of asset and other income. The increase in other income was primarily due to change in fair value of derivative liabilities.

Net Loss

The net loss for the year ended December 31, 2019 was mainly derived from an operating loss of $5,270,386, due in part by increased general and administrative costs and reduced by other net income of $3,326,708, which was mainly from a gain on change in fair value of derivative liability. The net loss for the year ended December 31, 2018 was mainly derived from a loss on change in fair value of derivative liability of $13,271,308 associated with convertible notes payable and an operating loss of $2,201,253.

CASH FLOW FOR THE YEAR ENDED DECEMBER 31, 2019 COMPARED TO THE YEAR ENDED DECEMBER 31, 2018

Liquidity and Capital Resources

The following table provides selected financial data about our company as of December 31, 2019 and 2018, respectively.

Working Capital

The following table provides selected financial data about our company as of December 31, 2019 and 2018, respectively.

	December 31,	December 31,
	2019	2018	Change
Current assets	$91,337	$326,435	$(235,098)
Current liabilities	$9,494,908	$14,263,892	$(4,768,984)
Working capital deficiency	$(9,403,571)	$(13,937,457)	$4,533,886

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of December 31, 2019, our principal sources of liquidity were cash of $18,673, trade accounts receivable of $63,556, inventory of $8,301 and other current assets of $807, as compared to cash of $324,935, and other current assets of $1,500 as of December 31, 2018.

During the last two years, and through the date of this Annual Report, we have faced an increasingly challenging liquidity situation that has severely limited our ability to execute our operating plan. We generated no revenue until the fourth quarter of 2018, though we have actively prepared to initiate business in the data security market. We have also been required to maintain our corporate existence, satisfy the requirements of being a public company, and have chosen to become a mandatory filer with the SEC. We will need to obtain capital to continue operations. There is no assurance that we will be able to secure such funding on acceptable (or any) terms. During the year ended December 31, 2019 and 2018, we reported a loss from operations of $3,934,079 and $2,201,253, respectively, and had negative cash flows used in operating activities of $828,437 and $1,075,342, respectively, for the same periods.

As of December 31, 2019, we had assets of cash in the amount of $18,673 and other current assets in the amount of $72,664. As of December 31, 2019, we had current liabilities of $9,494,908. The Company’s accumulated deficit was $21,610,915.

As of December 31, 2018, we had assets of cash in the amount of $324,935, and other current assets in the amount of $1,500. As December 31, 2018, we had current liabilities of $14,263,892. The Company’s accumulated deficit was $21,003,544. The decrease in working capital deficiency was primarily due to a decrease in derivative liability, offset by an increase in deferred revenue, convertible notes, due to related party and license fee payable.

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

Cash Flow

	Year Ended
	December 31,
	2019	2018	Change
Cash used in operating activities	$(828,437)	$(1,075,342)	$246,905
Cash used in investing activities	$(279,938)	$(396,800)	$116,862
Cash provided by financing activities	$802,113	$1,792,599	$(990,486)
Cash on hand	$18,673	$324,935	$(306,262)

Operating Activities

During the year ended December 31, 2019, our Company used $828,437 in operating activities, compared to $1,075,342 during the year ended December 31, 2018. The decrease in cash used in operation activities was primarily due to an increase in operating liabilities.

Investing Activities

During the year ended December 31, 2019, we used funds in investing activities of $269,309 to acquire intellectual property and $10,629 to acquire property and equipment. During the year ended December 31, 2018, we used $396,800 to acquire the intellectual property.

Financing Activities

During the year ended December 31, 2019 we raised $500,000 through the issuance of approximately 557,936 shares of our common stock and warrants to acquire approximately 291,219 shares of our common stock on a post reverse split basis, $440,000 for stock subscriptions of commons stock and warrants to be issued later, and $676,000 from issuance of convertible debt, $215,120 from issuance of notes payable, $12,900 from loan form related party, offset in part through repayment of $650,000 on notes payable, repayment to related party of $371,623 and $20,284 of capital lease payments. By comparison, during the year ended December 31, 2018, we raised $1,285,000 by way of a convertible note and net financed $507,599 primarily through issuances of stock subscriptions.

We are dependent upon the receipt of capital investment or other financing to fund our ongoing operations and to execute our business plan. In addition, we are dependent upon our controlling shareholder to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our plan of operations.

Going Concern

The consolidated financial statements accompanying this Annual Report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our Company has generated very limited revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the ability of our company to obtain necessary financing to achieve our operating objectives, and the attainment of profitable operations. As of December 31, 2019, our Company has an accumulated deficit of $21,610,915. We do not have sufficient working capital to enable us to carry out our plan of operation for the next twelve months.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the consolidated financial statements for the year ended December 31, 2019, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Data443 Risk Mitigation, Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Data443 Risk Mitigation, Inc (formerly known as Landstar, Inc.) (“the Company”), as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with U.S generally accepted accounting principles.

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

Emphasis of a Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has limited working capital deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2 The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Thayer O’Neal Company, LLC

Thayer O’Neal Company, LLC

We have served as the Company’s auditor since 2018

Sugar Land, Texas

April 17, 2020

DATA443 RISK MITIGATION, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018
Assets
Current assets
Cash	$18,673	$324,935
Accounts receivable	63,556	-
Inventory	8,301	-
Prepaid expense and other current assets	807	1,500
Total current assets	91,337	326,435

Property and equipment, net	100,127	-
Operating lease right-of-use assets, net	395,388	-
Intellectual property, net of accumulated amortization	3,141,938	1,788,333
Deposits	20,944	-
TOTAL ASSETS	$3,749,734	$2,114,768

Liabilities and stockholders’ deficit
Current Liabilities
Accounts payable	$379,325	$88,627
Payroll liabilities	28,870	-
Accrued consulting expense	-	87,500
Deferred revenues	728,749	28,951
Interest payable	59,979	43,394
Note payable	165,120	600,000
Convertible notes payable, net of unamortized discount	3,212,786	161,227
Derivative liability	2,601,277	12,447,109
Due to a related party	1,103,314	287,084
License fee payable	1,094,691	-
Operating lease liability	86,372	-
Finance lease liability	34,425	-
Contingent liability	-	520,000
Total Current Liabilities	9,494,908	14,263,892

Deferred revenues - non-current	224,797	-
Convertible notes payable, net of unamortized discount - non-current	-	158,250
Operating lease liability - non-current	373,000	-
Finance lease liability - non-current	53,480	-
TOTAL LIABILITIES	10,146,185	14,422,142

Stockholders’ deficit
Preferred stock: 337,500 authorized; $0.001 par value 1,334 shares issued and outstanding	1	1
Common stock: 60,000,000 authorized; $0.001 par value 9,692,065 and 6,816,281 shares issued and outstanding, respectively	9,692	6,816
Additional paid in capital	15,204,771	8,689,353
Accumulated deficit	(21,610,915)	(21,003,544)
Total stockholders’ deficit	(6,396,451)	(12,307,374)
Total Liabilities and stockholders’ deficit	$3,749,734	$2,114,768

See the accompanying Notes, which are an integral part of these Consolidated Financial Statements

DATA443 RISK MITIGATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2019	2018

Revenue	$1,453,413	$28,772
Cost of revenue	(117,106)	-
Gross profit	1,336,307	28,772

Operating expenses
General and administrative	4,796,652	1,067,901
Sales and marketing	469,529	1,057,717
Research and development	4,205	104,407
Total operating expenses	5,270,386	2,230,025

Net loss from operations	(3,934,079)	(2,201,253)

Other income (expense)
Interest expense	(1,761,823)	(282,483)
Loss on impairment of intangible asset	(1,328,638)	(46,800)
Other income	-	10,511
Gain on contingent liability	450,000	700,000
Loss on extinguishment on debt and legal settlement	(1,271,329)	-
Change in fair value of derivative liability	7,238,498	(13,271,308)
Total other income (expense)	3,326,708	(12,890,080)

Loss before income taxes	(607,371)	(15,091,333)
Provision for income taxes	-	-
Net loss	$(607,371)	$(15,091,333)

Basic and diluted loss per Common Share	$(0.07)	$(2.59)
Basic and diluted weighted average number of common shares outstanding	9,198,761	5,816,217

See the accompanying Notes, which are an integral part of these Consolidated Financial Statements

DATA443 RISK MITIGATION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Convertible Preferred Series A		Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2017	1,334	$1	5,263,569	$5,264	$5,299,576	$(5,912,211)	$(607,370)

Acquisition of ARALOCTM	-	-	219,379	219	899,781	-	900,000
Acquisition of ClassiDocsTM	-	-	-	-	1,200,000	-	1,200,000
Share exchange with related party for Data443	-	-	-	-	1,220,000	-	1,220,000
Stock subscriptions	-	-	-	-	500,000	-	500,000
Distribution to shareholder	-	-	-	-	(1,388,545)	-	(1,388,545)
Warrants on stock subscriptions	-	-	-	-	(83,334)	-	(83,334)
Common issued to settle debt	-	-	1,333,333	1,333	48,667	-	50,000
Share-based compensation	-	-	-	-	585,886	-	585,886
Common issuable to consultants	-	-	-	-	407,322	-	407,322
Net loss	-	-	-	-	-	(15,091,333)	(15,091,333)
Balance - December 31, 2018	1,334	$1	6,816,281	$6,816	$8,689,353	$(21,003,544)	$(12,307,374)

Common stock issued to settle debt	-	-	2,000,000	2,000	3,203,000	-	3,205,000
Stock issuable for asset purchase	-	-	-	-	1,350,000	-	1,350,000
Settlement of stock subscriptions	-	-	336,020	336	(336)	-	-
Issuance of restricted stock	-	-	236,681	237	(237)	-	-
Warrants on stock subscriptions	-	-	-	-	83,334	-	83,334
Issuance of common stock	-	-	557,942	558	499,442	-	500,000
Share-based compensation	-	-	-	-	869,960	-	869,960
Stock subscriptions	-	-	-	-	440,000	-	440,000
Share exchange with related party for Data443 additional share issuable	-	-	-	-	70,000	-	70,000
Adjustment of reverse stock split	-	-	1,745,141	1,745	(1,745)	-	-
Cancellation of share due to settlement of lawsuit	-	-	(2,000,000)	(2,000)	2,000	-	-
Net income	-	-	-	-	-	(607,371)	(607,371)
Balance - December 31, 2019	1,334	$1	9,692,065	$9,692	$15,204,771	$(21,610,915)	$(6,396,451)

See the accompanying Notes, which are an integral part of these Consolidated Financial Statements

DATA443 RISK MITIGATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(607,371)	$(15,091,333)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	(7,238,498)	13,271,308
Loss on impairment of asset	1,328,638	46,800
Gain on contingent liability	(450,000)	(700,000)
Loss on extinguishment of debt	1,206,329	-
Consulting fees settled through common shares issuable	-	407,322
Share-based compensation expense	869,960	585,886
Depreciation and amortization	1,498,137	61,667
Amortization of debt discount	1,460,309	-
Bad debt	103,020	-
Changes in operating assets and liabilities:
Accounts receivable	(596,873)	(1,500)
Inventory	(8,301)	-
Prepaid expenses, other assets and deposits	(20,251)	-
Accounts payable	310,995	3,908
Deferred revenues	924,595	28,951
Payroll liability	28,870	-
Accrued interest	248,256	43,394
Due to related parties	137,264	180,755
Operating lease payments	63,984	-
Accrued consulting expense	(87,500)	87,500
Net Cash used in Operating Activities	(828,437)	(1,075,342)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intellectual property	(269,309)	(396,800)
Purchase of property and equipment	(10,629)	-
Net Cash used in Investing Activities	(279,938)	(396,800)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable	676,000	1,285,000
Proceeds from issuance of stock and member distributions	940,000	507,599
Capital lease payments	(20,284)	-
Proceeds from issuance of notes payable	215,120	-
Repayment of notes payable	(650,000)	-
Proceeds from related parties	12,900	-
Repayment to related parties	(371,623)	-
Net Cash provided by Financing Activities	802,113	1,792,599

Net change in cash	(306,262)	320,457
Cash, beginning of year	324,935	4,478
Cash, end of year	$18,673	$324,935

Supplemental cash flow information:
Cash paid for interest	$26,161	$511
Cash paid for taxes	$-	$-

Non-cash investing and financing transactions:
Intangible assets acquired through issuance of accounts payable	$-	$50,000
Intangible asset acquired through assignment of accounts receivable	$410,000	$-
Intangible asset acquired through license fee payable	$1,445,000	$-
Common stock issuable for asset purchase	$1,350,000	$2,940,000
Settlement of accrued interest through issuance of convertible notes payable	$-	$19,680
Settlement of convertible notes payable through issuance of common stock	$75,000	$-
Resolution of derivative liability upon conversion of debt	$3,130,000	-
Equipment paid by capital lease	$108,189	$-
Increase in ROU asset and operating lease liability	$469,016	$-
Derivative liability recognized as debt discount	$606,000	$-
Cancellation of common stock	$2,000	$-
Settlement of stock subscriptions	$336	$-
Issuance of restricted stock	$237	$-
Adjustment of reverse stock split	$1,745	$-
Reclassification of APIC and Derivative	$83,334	$-

See the accompanying Notes, which are an integral part of these Consolidated Financial Statements

DATA443 RISK MITIGATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 and 2018

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

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements as of December 31, 2019 include the accounts of the Company and its wholly-owned subsidiary, Data 443 Risk Mitigation, Inc., a North Carolina operating company, and the operations of Myriad Software Productions, LLC through September 2018 when it was liquidated. Prior to the acquisition of Data 443 Risk Mitigation, Inc. in North Carolina and the assets of Myriad Software Productions, LLC in 2018, these two entities were controlled by our sole director and officer, Jason Remillard. On November 17, 2017, Mr. Remillard acquired control of LandStar, Inc. through his purchase of all the outstanding Series A preferred shares of the Company, and as a result, these two entities became common controlled entities that require consolidation of results with the reporting company, LandStar, Inc., from the time common control occurred. All intercompany accounts and activities have been eliminated. These consolidated financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

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

Revenue Recognition

The Company derives revenue primarily from contracts for subscription to access our SaaS platforms and, to a much lesser degree, ancillary services provided in connection with subscription services. The Company’s contracts include the performance obligations that require us to provide access to the platforms, usually on an annual subscription. The Company’s contracts are for subscriptions to DataExpressTM, ArcMail, and ARALOCTM, hosting of the platforms and related services. Custom work for specific deliverables is documented in the statements of work. Customers may enter into subscription and various statements of work concurrently or consecutively. Most of the Company’s performance obligations are not considered to be distinct from the subscription to DataExpressTM, ArcMail, and ARALOCTM, hosting of the platform and related services and are combined into a single performance obligation. New statements of work and modifications of contracts are reviewed each reporting period and significant judgment is applied as to nature and characteristics of the new or modified performance obligations on a contract by contract basis.

Revenue related to contracts with customers is evaluated utilizing the following steps: (i) Identify the contract, or contracts, with a customer; (ii) Identify the performance obligations in the contract; (iii) Determine the transaction price; (iv) Allocate the transaction price to the performance obligations in the contract; (v) Recognize revenue when the Company satisfies a performance obligation.

Deferred Revenue

Deferred revenue mostly consists of service subscriptions received from users in advance of revenue recognition. The increase in the deferred revenue balance for the year ended December 31, 2019 was driven by cash payments from customers in advance of satisfying our performance obligations, offset by revenue recognized that was included in the deferred revenue balance at the beginning of the period.

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

The Company recorded approximately $869,960 in share-based compensation expense for the year ended December 31, 2019, compared to approximately $585,886 in share-based compensation expense for the year ended December 31, 2018.

Determining the appropriate fair value model and the related assumptions requires judgment. During the year ended December 31, 2019, the fair value of each option grant was estimated using a Black-Scholes option-pricing model.

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

The Company adopted ASC 740 “Income Taxes,” which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits.

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

Intangible Assets

The cost of intangible assets with determinable useful lives is amortized to reflect the pattern of economic benefits consumed, either on a straight-line or accelerated basis over the estimated periods benefited. Patents, technology and other intangibles with contractual terms are generally amortized over their respective legal or contractual lives. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determinable lives may be adjusted.

Long-Lived Assets

Long-lived assets are evaluated for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted future cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value.

Property and Equipment

Property and equipment, consisting mostly of computer equipment and software, is recorded at cost reduced by accumulated depreciation. Depreciation expense is recognized over the assets’ estimated useful lives of three - seven years using the straight-line method. Major additions and improvements are capitalized as additions to the property and equipment accounts, while replacements, maintenance and repairs that do not improve or extend the life of the respective assets, are expensed as incurred. Estimated useful lives are periodically reviewed and, when appropriate, changes are made prospectively. When certain events or changes in operating conditions occur, asset lives may be adjusted and an impairment assessment may be performed on the recoverability of the carrying amounts.

Fair Value Measurements

The Company uses a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement. The hierarchy requires the Company to use observable inputs when available, and to minimize the use of unobservable inputs, when determining fair value. The three tiers are defined as follows:

●	Level 1—Observable inputs that reflect quoted market prices (unadjusted) for identical assets or liabilities in active markets;

●	Level 2—Observable inputs other than quoted prices in active markets that are observable either directly or indirectly in the marketplace for identical or similar assets and liabilities; and

●	Level 3—Unobservable inputs that are supported by little or no market data, which require the Company to develop its own assumptions.

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, note payable, due to related parties and accrued liabilities, are carried at historical cost. At December 31, 2019 and 2018, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments. Management determined that liabilities created by beneficial conversion features associated with the issuance of certain convertible notes payable (see Note 6), meet the criteria of derivatives and are required to be measured at fair value. The fair value of these derivative liabilities was determined based on management’s estimate of the expected future cash flows required to settle the liabilities. This valuation technique involves management’s estimates and judgment based on unobservable inputs and is classified in level 3.

Basic and Diluted Net Loss Per Common Share

Basic earnings per share (“EPS”) is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method and as if converted method. Dilutive potential common shares include outstanding stock options, warrant and convertible notes.

For the year ended December 31, 2019 and 2018, respectively, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	December 31,	December 31,
	2019	2018
Convertible notes	4,278,258	3,267,291
Warrants	1,873,684	67,204
Options	377,227	166,385

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities - current, and operating lease liabilities - noncurrent on the balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in our balance sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

We do not believe that the adoption of any recently issued accounting pronouncements in 2019 had a significant impact on our financial position, results of operations, or cash flow, except for ASC Update No. 2016-02—Leases, which requires organizations to recognize lease assets and lease liabilities on the balance sheet for leases classified as operating leases under previous GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. Data443 adopted ASU 2016-02 in the first quarter of 2019. See Note 4 for more complete details on balances at December 31, 2019.

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

During 2018, the Company made two product acquisitions, ClassiDocs, and ARALOCTM, and completed the acquisition of one entity, Data443 Risk Mitigation, Inc. (“Data443”), the North Carolina operating company. The Company is actively seeking new products and entities to acquire, with several candidates identified in addition to the DataExpressTM product acquisition in September 2019. The Company has developed, and continues to develop, large scale relationships with cyber security, marketing and product organizations, and to market and promote ClassiDocs and other products the Company may develop or acquire. As of December 31, 2019, the Company had operating losses, negative net working capital, and an accumulated deficit. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3: INTELLECTUAL PROPERTY

On February 7, 2019, the Company entered into an Exclusive License and Management Agreement (the “License Agreement”) with WALA, INC., which conducts business under the name ArcMail Technology (“ArcMail”). Under the License Agreement, the Company was granted the exclusive right and license to receive all benefits from the marketing, selling and licensing, of the ArcMail business products, including, without limitation, the good will of the business. The term of the License Agreement is twenty-seven (27) months, with the following payments to be made by the Company to ArcMail: (i) $200,000 upon signing the License Agreement; (ii) monthly payments starting 30 days after the execution of the License Agreement in the amount of $25,000 per month during months 1-6; (iii) monthly payments in the amount of $30,000 per month during months 7-17; and (iii) in month 18, final payment in the amount of $765,000. As of December 31, 2019, the balance of payments due under the License Agreement was $1,094,691. In connection with the execution of the License Agreement, two other agreements were also executed: (a) a Stock Purchase Rights Agreement, under which the Company has the right, though not the obligation, to acquire 100% of the issued and outstanding shares of stock of ArcMail from Rory Welch, the CEO of ArcMail (the right can be exercised over a period of 27 months); and (b) a Business Covenants Agreement, under which ArcMail and Mr. Welch agreed to not compete with the Company’s use of the ArcMail business under the License Agreement for a period of twenty-four (24) months. Mr. Welch shall continue to serve as ArcMail’s CEO. The Company has not purchased any outstanding shares under the Stock Purchase Rights Agreement.

On September 16, 2019, the Company entered into an Asset Purchase Agreement (the “APA”) with DMBGroup, LLC (“DMB”) to acquire certain assets collectively known as DataExpressTM,, a software platform for secure sensitive data transfer within the hybrid cloud. The total purchase price of approximately $2.8 million consists of: (i) a $410,000 cash payment at closing; (ii) a promissory note in the amount of $940,000, payable in the amount of $41,661 over 24 monthly payments starting on October 15, 2019, accruing at a rate of 6% per annum; (iii) assumption of approximately $98,000 in liabilities and, (iv) approximately 2,465,753 shares of our common stock, representing $1,350,000. As of December 31, 2019, the common shares have not been issued and are recorded as a stock subscription from asset purchase.

During the year ended December 31, 2019 and 2018, the Company recorded impairment loss of $1,328,638 and $46,800, respectively.

The following table summarizes the components of the Company’s intellectual property as of the dates presented:

	December 31, 2019	December 31, 2018

Intellectual property:
Word press GDPR rights	$46,800	$46,800
ARALOC™	1,850,000	1,850,000
ArcMail License	1,445,000	-
DataExpressTM	1,388,051	-
	4,729,851	1,896,800
Accumulated amortization	(1,587,913)	(108,467)
Intellectual property, net of accumulated amortization	$3,141,938	$1,788,333

The Company recognized amortization expense of approximately $1,479,446 and $61,667, for the year ended December 31, 2019 and 2018 respectively.

Based on the carrying value of definite-lived intangible assets as of December 31, 2019, we estimate our amortization expense for the next five years will be as follows:

Amortization
Year Ended December 31,	Expense
2020	$1,354,366
2021	792,422
2022	686,816
2023	308,333
2024	-

NOTE 4: LEASES

Operating lease

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

Lease expense for operating leases generally consist of both fixed and variable components. Expense related to fixed lease payments are recognized on a straight-line basis over the lease term. Variable lease payments are generally expensed as incurred, where applicable, and include agreed-upon changes in rent, certain non-lease components, such as maintenance and other services provided by the lessor, and other charges included in the lease. Leases with an initial term of twelve months or less are not recorded on the balance sheet. We recognized total lease expense of approximately $111,484 and $0 for the year ended December 31, 2019 and 2018, respectively, primarily related to operating lease costs paid to lessors from operating cash flows. As of December 31, 2019, the Company recorded security deposit of $10,000. We entered into our operating lease in January 2019.

Future minimum lease payments under operating leases that have initial noncancelable lease terms in excess of one year at December 31, 2019 were as follows:

Year Ended December 31,
2020	$120,000
2021	123,600
2022	127,300
2023	131,150
2024	45,033
Thereafter	-
547,083
Less: Imputed interest	(87,711)
Operating lease liabilities	$459,372

The following summarizes other supplemental information about the Company’s operating lease as of December 31, 2019:

Weighted average discount rate	8%
Weighted average remaining lease term (years)	4.50

Finance lease

The Company leases computer and hardware under non-cancellable capital lease arrangements. The term of those capital leases is 3 years and annual interest rate is 12%. At December 31, 2019 and 2018, capital lease obligations included in current liabilities were $34,425 and $0, respectively, and capital lease obligations included in long-term liabilities were $53,480 and $0, respectively. As of December 31, 2019, the Company recorded security deposit of $10,944.

At December 31, 2019, future minimum lease payments under the capital lease obligations, are as follows:

Year Ended December 31,
2020	$43,121
2021	43,121
2022	15,221
Thereafter	-
101,463
Less: Imputed interest	(13,558)
Finance lease liabilities	87,905

Finance lease liability	34,425
Finance lease liability – non-current	$53,480

NOTE 5: CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

	December 31, 2019	December 31, 2018
Convertible Notes - originated in October 2014	$-	$75,000
Convertible Notes - originated in September 2018	1,700,000	985,000
Convertible Notes - originated in October 2018	444,150	110,000
Convertible Notes - originated in October 2018	608,850	220,000
Convertible Notes - originated in April 2019	600,000	-
Convertible Notes - originated in June 2019	63,000	-
Convertible Notes - originated in November 2019	38,000	-
Convertible Notes - originated in December 2019	38,000	-
	3,492,000	1,390,000
Less debt discount and debt issuance cost	(279,214)	(1,070,523)
	3,212,786	319,477
Less current portion of convertible notes payable	3,212,786	161,227
Long-term convertible notes payable	$-	$158,250

During the year ended December 31, 2019 and 2018, the Company recognized interest expense of $246,914 and $43,394, and amortization of debt discount, included in interest expense of $1,460,309 and $236,144, respectively.

Convertible notes payable consists of the following

1)	Non-interest bearing convertible note held by Blue Citi LLC (“Blue Citi”) for the original principal of $125,000, payable on demand and convertible at the option of the holder into common shares at the conversion price of $0.0375 per share. The outstanding principal for the convertible note was $0 as of December 31, 2019 and $75,000 as of December 31, 2018. During the year ending December 31, 2019 Blue Citi converted $75,000 of this convertible note into approximately 2,000,000 shares of common stock.

2)	Convertible note held by Blue Citi for a total principal of $1,700,000 as of December 31, 2019. On December 31, 2019, the Company and Blue Citi entered into an Amendment and Forbearance Agreement. Under this agreement, Blue Citi agreed to forbear from enforcing its rights under the note with regard to certain possible events of default, and further agreed to amend the note as follows:

a)	Blue Citi can convert the note into shares of the Company’s common stock only upon the earlier of (i) January 12, 2020 or (ii) any event of default under the note.
b)	The face amount of the note was increased to $1,700,000.
c)	Commencing on January 1, 2020, no further interest shall accrue on any balance. However, upon an event of default under the note, interest shall accrue on the outstanding principal as of January 1, 2020 at the rate of 12% per annum.
d)	The conversion price shall be equal to 60% of the lesser of the lowest trading price of the Company’s common stock for (i) the 20 days immediately preceding December 31, 2019 or (ii) the 20 days immediately preceding the date of conversion.

As a result of an amendment and forbearance agreement, the Company recognized the settlement of original debt and recorded loss on settlement of debt of $546,325.

Because the terms of the conversion features have changed, the Company has determined the derivative liability features no longer exist and has reduced the derivative liability associated with this note to $0 as of December 31, 2019, from $3,276,331 as of December 31, 2018.

3)	Convertible note held by SMEA2Z, LLC for a total principal of $608,850 as of December 31, 2019. On December 31, 2019, the Company and SMEA2Z entered into an Amendment and Forbearance Agreement. Under this agreement, SMEA2Z agreed to forbear from enforcing its rights under the note with regard to certain possible events of default, and further agreed to amend the note as follows:

a)	SMEA2Z can convert the note into shares of the Company’s common stock only upon the earlier of (i) April 15, 2020 or (ii) any event of default under the note.
b)	The face amount of the note was increased to $608,850.
c)	The interest rate was increased to 12% per annum.
d)	The Conversion Price under the Note shall be equal to 60% of the lesser of the lowest trading price of the Common Stock for (i) the 20-days immediately preceding the July 26, 2019; or, (ii) the 20-days immediately preceding the date of conversion.

As a result of an amendment and forbearance agreement, the Company recognized the settlement of original debt and recorded loss on settlement of debt of $349,462.

Because the terms of the conversion features have changed, the Company has determined the derivative liability features no longer exist and has reduced the derivative liability associated with this note to $0 as of December 31, 2019, from $788,724 as of December 31, 2018.

4)	On July 26, 2019, Blue Citi purchased the convertible note held by AFT Funding Group, LLC for an original principal of $110,000. On December 31, 2019, the Company and Blue Citi entered into an Amendment and Forbearance Agreement. Under this agreement, Blue Citi agreed to forbear from enforcing its rights under the note with regard to certain possible events of default, and further agreed to amend the note as follows:

a)	Blue Citi can convert the note into shares of the Company’s common stock only upon the earlier of (i) January 11, 2020 or (ii) any event of default under the note.
b)	The face amount of the note was increased to $444,150.
c)	The interest rate was increased to 12% per annum.
d)	The Conversion Price under the Note shall be equal to 50% of the lesser of the lowest trading price of the Common Stock for (i) the 20-days immediately preceding the December 2, 2019; or, (ii) the 20-days immediately preceding the date of conversion.

As a result of an amendment and forbearance agreement, the Company recognized the settlement of original debt and recorded loss on settlement of debt of $310,542.

Because the terms of the conversion features have changed, the Company has determined the derivative liability features no longer exist and has reduced the derivative liability associated with this note to $0 as of December 31, 2019, from $394,958 as of December 31, 2018.

5)	Convertible note held by Auctus Fund, LLC for a total principal amount of $600,000 as of December 31, 2019. The note (i) accrues interest at the rate of 12% per annum, (ii) can be converted into shares of our common stock at the lesser of $1.13, or a 50% discount to the lowest trading price during the twenty-five consecutive trading days immediately preceding the date of conversion, (iii) is convertible in whole or in part at any time after the four (4) month anniversary of the issuance of the Note, and (iv) has an original issue discount of $54,000.

6)	Convertible note held by Redstart Holdings Corp., for a total principal amount of $63,000 as of December 31, 2019. The note (i) accrues interest at a rate of 10% per annum, (ii) can be converted 180 days from June 12, 2019 at a discount of 39% to the lowest trading price during the twenty consecutive trading days immediately preceding the date of conversion, (iii) is due and payable June 12, 2020, and (iv) has an original issue discount of $3,000.

7)	Convertible notes held by Geneva Roth Remark Holdings, Inc., for a total principal amount of $76,000 as of December 31, 2019. The note (i) accrues interest at a rate of 10% per annum, (ii) can be converted 180 days from November 15, 2019 and December 19, 2019 at a discount of 39% to the lowest trading price during the twenty consecutive trading days immediately preceding the date of conversion, (iii) is due and payable November 15, 2020 and December 19, 2020, and (iv) has an original issue discount of $3,000 each.

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

The Company valued the conversion feature using the Binomial pricing model. The fair value of the derivative liability for all the notes that became convertible, including the notes issued in prior years, during the year ended December 31, 2019 amounted to $2,601,277, and $606,000 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $1,544,785 was recognized as a “day 1” derivative loss, and during the year ended December 31, 2018 amounted to $12,447,109, and $1,276,667 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of 716,948 was recognized as a “day 1” derivative loss.

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Binomial pricing model to calculate the fair value as of December 31, 2019. The Binomial model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note and warrant is estimated using the Binomial valuation model.

For the years ended December 31, 2019 and, 2018, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018
Expected term	0.25 - 5.00 years	0.54 - 5.00 years
Expected average volatility	160%- 305%	164%- 355%
Expected dividend yield	-	-
Risk-free interest rate	1.55% - 2.50%	2.51% - 2.86%

The following table summarizes the changes in the derivative liabilities during the years ended December 31, 2019 and 2018:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Derivative liability as of December 31, 2017	$295,800
Addition of new derivatives recognized as debt discounts	1,276,667
Addition of new derivatives recognized as day-one loss	716,948
Derivative liabilities settled upon conversion of convertible note	(2,480,000)
Reclassification from APIC to derivative due to tainted instruments	83,334
Change in derivative liabilities recognized as loss on derivative	12,554,360
Derivative liability as of December 31, 2018	$12,447,109

Addition of new derivatives recognized as debt discounts	606,000
Addition of new derivatives recognized as day-one loss	1,544,785
Derivative liabilities settled upon conversion of convertible note	(3,130,000)
Reclassification from APIC to derivative due to tainted instruments	167,544
Reclassification to APIC from derivative due to not tainted instruments	(250,878)
Change in derivative liabilities recognized as loss on derivative	(8,783,283)
Derivative liability as of December 31, 2019	$2,601,277

The aggregate gain (loss) on derivatives during the year ended December 31, 2019 and 2018 was $7,238,498 and ($13,271,308), respectively.

NOTE 7: CAPITAL STOCK AND REVERSE STOCK SPLIT

Changes in Authorized Shares

On October 14, 2019, the Company filed an amendment to its Articles of Incorporation to effect a 1-for-750 reverse stock split of its issued and outstanding shares of common and preferred shares, each with $0.001 par value, and to reduce the numbers of authorized common and preferred shares to 60,000,000 and 337,500, respectively. On October 28, 2019, the split and changes in authorized common and preferred shares was effected, resulting in approximately 7,282,678,714 issued and outstanding shares of the Company’s common stock to be reduced to approximately 9,710,239, and 1,000,000 issued and outstanding shares of the Company’s preferred shares to be reduced to 1,334. All per share amounts and number of shares, including the authorized shares, in the consolidated financial statements and related notes have been retroactively adjusted to reflect the reverse stock split and decrease in authorized common and preferred shares. The adjustment results in a transfer of $7,451,243 and $5,106,394 from common and preferred stock to additional paid in capital as of December 31, 2019 and 2018, respectively.

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

Preferred Stock

As of December 31, 2019, the Company is authorized to issue 337,500 shares of preferred stock with a par value of $0.001, of which 337,500 shares have been designated as Series A. As of December 31, 2019 and 2018, 1,334 shares of Series A were issued and outstanding, and each share of Series A was (i) convertible into 1,000 shares of common stock, and (ii) entitled to vote 15,000 shares of common stock on all matters submitted to a vote by shareholders voting common stock. All issued and outstanding shares of Series A Preferred Stock are held by Mr. Jason Remillard, (“Mr. Remillard”) sole director of the Company.

Common Stock

The Company is authorized to issue 60,000,000 shares of common stock with a par value of $0.001. All shares have equal voting rights, are non-assessable, and have one vote per share. The total number of shares of Company common stock issued and outstanding as of December 31, 2019 and 2018, respectively, was 9,692,065 shares and 6,816,281 shares.

During the year ended December 31, 2019, the Company issued common stock as follows,

●	On January 15, 2019 the Company converted $5,000 of a promissory note into approximately 133,334 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On February 6, 2019 the Company agreed to issue a total of 557,936 restricted shares of its common stock for subscriptions of $500,000. The Company received the entire amount of the proceeds. In connection with the issuance of the shares, the Company also agreed to issue to the subscribers warrants to acquire a total of approximately 291,219 shares of our common stock at a strike price of $2.18 per share, with a cashless exercise feature and a five (5) year term. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On February 7, 2019 the Company converted $20,000 of a promissory note into approximately 533,333 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On April 16, 2019 the Company converted $20,000 of a promissory note into approximately 533,333 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On May 21, 2019 the Company converted $30,000 of a promissory note into approximately 800,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	During July and August 2019, the Company recorded issuances under its 2019 Omnibus Stock Incentive Plan of approximately 236,681 restricted common shares.

●	During December 2019, the Company committed to issue an additional 133,333 shares to Mr. Remillard, under the transaction in which the Company acquired all of the shares of Data443, under an earn out provision. While not yet issued as of this filing, the shares committed to Mr. Remillard, have been recorded as common shares issuable and included in additional paid-in capital. These shares have not been included in the total number of issued and outstanding shares reflected herein.

During the year ended December 31, 2018, the Company issued common stock as follows,

●	On or about January 26, 2018, the Company committed to issue 1,600,000 shares to Myriad, a company wholly owned by the Company’s Chief Executive Officer and controlling shareholder, Mr. Remillard, as part of the payment for the Company’s purchase of ClassiDocs from Myriad. Those shares will now be issued to Mr. Remillard pursuant to instructions from Myriad. While not yet issued as of this filing, these shares have been recorded as common shares issuable and included in additional paid-in capital within the consolidated financial statements as of December 31, 2019 and December 31, 2018. These shares have not been included in the total number of issued and outstanding shares reflected herein.

●	During June 2018, the Company committed to issue 133,333 shares to Mr. Remillard, and an additional estimated 133,333 shares as an earn out (December 2019), to Mr. Remillard, under the transaction in which the Company acquired all of the shares of Data443. While not yet issued as of this filing, the shares committed to Mr. Remillard, have been recorded as common shares issuable and included in additional paid-in capital. These shares have not been included in the total number of issued and outstanding shares reflected herein.

●	During the year ended December 31, 2018, the Company received $500,000 to issue 336,020 shares of common stock and recorded it as stock subscription included in additional paid-in capital. During the year ended December 31, 2019, the Company issued 336,020 shares and settled stock subscription.

During the year ended December 31, 2019, the Company settled a lawsuit and paid $65,000. As a result, the Company cancelled 2,000,000 shares of common stock.

Warrants

The Company identified conversion features embedded within warrants issued during the year ended December 31, 2019. The Company has determined that the conversion feature of the Warrants represents an embedded derivative since the conversion price includes a reset provision which could cause adjustments upon conversion. The warrants are exercisable into 9,946,921 shares of common stock, for a period of five years from issuance, at prices ranging from $0.53 to $2.25 per share. As a result of the reset features, the warrants increased by 1,256,002 for the period ended December 31, 2019, and the total warrants exercisable into 1,873,684 shares of common stock at a weighted average exercise price of $0.49 per share as of December 31, 2019. The reset feature of warrants was effective at the time that a separate convertible instrument with lower exercise price was issued. We accounted for the issuance of the Warrants as a derivative.

A summary of activity during the period ended December 31, 2019 follows:

	Warrants Outstanding
		Weighted Average
	Shares	Exercise Price
Outstanding, December 31, 2017	-	$-
Granted	67,204	0.003
Reset feature	-	-
Exercised	-	-
Forfeited/canceled	-	-
Outstanding, December 31, 2018	67,204	$0.003
Granted	550,478	0.002
Reset feature	1,256,002	0.001
Exercised	-	-
Forfeited/canceled	-	-
Outstanding, December 31, 2019	1,873,684	$0.491

The following table summarizes information relating to outstanding and exercisable warrants as of December 31, 2019:

Warrants Outstanding			Warrants Exercisable
	Weighted Average Remaining
Number of Shares	Contractual life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
311,132	3.95	$0.49	311,132	$0.49
1,303,293	4.10	$0.49	1,303,293	$0.49
259,259	4.53	$0.53	259,259	$0.53
1,873,684	4.14	$0.49	1,873,684	$0.49

NOTE 8: INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and deferred tax liabilities are as follows as of December 31:

	December 31, 2019	December 31, 2018

Non-operating loss carryforward	$3,016,000	$1,776,000
Valuation allowance	(3,016,000)	(1,776,000)
Net deferred tax asset	$-	$-

The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. During 2019 the valuation allowance increased by $944,000. The Company has net operating and economic loss carry-forwards of approximately $11,823,000 available to offset future federal and state taxable income.

A reconciliation between expected income taxes, computed at the federal income tax rate of 21% applied to the pretax accounting loss, and our blended state income tax rate of 2.0%, and the income tax net expense included in the consolidated statements of operations for the years ended December 31, 2019 and 2018 is as follows:

	Year Ended
	December 31,
	2019	2018

Loss for the year	$(607,371)	$(15,091,333)

Income tax (recovery) at statutory rate	$(128,000)	$(3,331,900)
State income tax expense, net of federal tax effect	(12,000)	(317,300)
Permanent difference and other	(1,100,000)	3,124,600
Change in valuation allowance	1,240,000	525,900
Other	-	(1,300)
Income tax expense per books	$-	$-

The effective tax rate of 0% differs from our statutory rate of 23% primarily due to the effect of non-deductible income and expenses. Tax returns for the years ended 2013 – 2019, are subject to review by the tax authorities.

NOTE 9: SHARE-BASED COMPENSATION

Stock Options

During the years ended December 31, 2019 and 2018, the Company granted options for the purchase of the Company’s common stock to certain employees, consultants and advisors as consideration for services rendered. The terms of the stock option grants are determined by the Company’s Board of Directors. The Company’s stock options generally vest upon the one-year anniversary date of the grant and have a maximum term of ten years.

The following summarizes the stock option activity for the years ended December 31, 2019 and 2018:

	Options Outstanding	Weighted-Average Exercise Price
Balance as of December 31, 2017	-	-
Grants of stock options	307,021	3.71
Awards Canceled	(140,636)	3.09
Balance as of December 31, 2018	166,385	$3.45
Grants of stock options	295,810	1.09
Cancelled stock options	(84,968)	3.82
Balance as of December 31, 2019	377,227	$1.86

The weighted average grant date fair value of stock options granted during the year ended December 31, 2019 was $0.72. The total fair value of stock options that granted during the year ended December 31, 2019 was approximately $211,838. The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions for stock options granted during the year ended December 31, 2019:

Expected term (years)	2.8
Expected stock price volatility	153.58%
Weighted-average risk-free interest rate	1.13%
Expected dividend	$0.00

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

The following summarizes certain information about stock options vested and expected to vest as of December 31, 2019:

	Number of	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise
	Options	(In Years)	Price
Outstanding	377,277	6.64	$1.86
Exercisable	112,100	5.81	3.95
Expected to vest	265,127	6.99	$0.98

As of December 31, 2019 and 2018, there was approximately $18,229 and $142,000, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements which is expected to be recognized within the next year.

Restricted Stock Awards

During the years ended December 31, 2019 and 2018, the Company issued restricted stock awards for shares of common stock which have been reserved for the holders of the awards. Restricted stock awards were issued to certain consultants and advisors as consideration for services rendered. The terms of the restricted stock units are determined by the Company’s Board of Directors. The Company’s restricted stock shares generally vest over a period of one year and have a maximum term of ten years.

The following summarizes the restricted stock activity for the years ended December 31, 2019 and 2018:

		Weighted-Average
	Shares	Fair Value
Balance as of December 31, 2017	-	-
Shares of restricted stock granted	235,576	3.13
Exercised	-	-
Cancelled	(109,144)	2.47
Balance as of December 31, 2018	126,432	$3.70
Shares of restricted stock granted	900,203	0.78
Exercised	(261,135)	1.67
Cancelled	(241,163)	0.95
Balance as of December 31, 2019	524,337	0.79

	December 31,
Number of Restricted Stock Awards	2019	2018
Vested	57,243	-
Non-vested	467,094	126,432

As of December 31, 2019 and 2018, there was approximately $147,743 and $291,000, respectively, of total unrecognized compensation cost related to non-vested share-based compensation, which is expected to be recognized over the next year.

NOTE 10: RELATED PARTY TRANSACTIONS

Jason Remillard is our Chief Executive Officer and sole director. Through his ownership of Series A Preferred Shares, Mr. Remillard has voting control over all matters to be submitted to a vote of our shareholders.

In January 2018 the Company acquired substantially all of the assets of Myriad Software Productions, LLC, which is owned 100% by Mr. Remillard. Those assets were comprised of the software program known as ClassiDocs, and all intellectual property and goodwill associated therewith. This acquisition changed the Company’s status to no longer being a “shell” under applicable securities rules. In consideration for the acquisition, the Company agreed to a purchase price of $1,500,000 comprised of: (i) $50,000 paid at closing; (ii) $250,000 in the form of our promissory note; and (iii) $1,200,000 in shares of our common stock, valued as of the closing, which equated to 1,600,000 shares of our common stock. The shares have not yet been issued and are not included as part of the issued and outstanding shares of the Company. However, these shares have been recorded as additional paid in capital within our consolidated financial statements for the year ended December 31, 2019.

In June 2018 the Company acquired all of the issued and outstanding shares of stock of Data443 Risk Mitigation, Inc. (the “Share Exchange”), the North Carolina operating company, with 100% of the shares of Data443 owned by Mr. Remillard. As a result of the Share Exchange, Data443 became a wholly-owned subsidiary of the Company, with both the Company and Data443 continuing to exist as corporate entities. The finances and business conducted by the respective entities prior to the Share Exchange will be treated as related party transactions in anticipation of the Share Exchange. As consideration in the Share Exchange, we agreed to issue to Mr. Remillard: (a) One hundred thirty three thousand three hundred thirty three (133,333) shares of our common stock; and (b) on the eighteen (18) month anniversary of the closing of the Share Exchange (the “Earn Out Date”), an additional 133,333 shares of our common stock (the “Earn Out Shares”) provided that Data 443 has at least an additional $1,000,000 in revenue by the Earn Out Date (not including revenue directly from acquisitions). None of our shares of our common stock to be issued to Mr. Remillard under the Share Exchange have been issued. As such, none of said shares are included as part of the issued and outstanding shares of the Company. However, the shares committed to Mr. Remillard have been recorded as a contingent liability for common shares issuable within the consolidated financial statements as of December 31, 2019. This contingent liability was originally recorded based on the current market value per share on the date of the agreement and has been revalued at the market value per share as of December 31, 2018. During the year ended December 31, 2019, the Company recognized additional 133,333 shares of our common stock valued at $70,000 as stock payable including additional paid in capital. The contingent liability recorded as of December 31, 2019 is as follows:

Contingent liability for common shares issuable:

Original liability on date of agreement	$1,220,000
Gain on contingent liability in 2018	(700,000)
Balance as of December 31, 2018	520,000
Gain on contingent liability through December 31, 2019	(450,000)
Reclassification of contingent liability to common shares issuable	(70,000)
Common shares issuable as of December 31, 2019	$-

As of December 31, 2018, the Company had recorded a liability of approximately $287,000 for certain advances Mr. Remillard made to the Company. These advances in 2018 of approximately $181,000 in net were to be used for operating purposes. As of December 31, 2019, the Company has recorded a total liability of $274,754. During the year ended December 31, 2019, the Company borrowed $12,900 from our CEO and repaid $162,495, and our CEO paid operating expenses of $137,264 on behalf of the Company.

On September 16, 2019, the Company entered into an Asset Purchase Agreement with DMBGroup, LLC, as discussed in Note 3. Amounts owed to DMBGroup, LLC including the note payable of $940,000 and member loans of $97,689 were recorded as amounts due to a related party. During the year ended December 31, 2019, the Company repaid $124,984 including interest expense of $13,545, and member loans of $97,689. As of December 31, 2019, the company had recorded a liability to DMBGroup totaling $828,561.

NOTE 11: SUBSEQUENT EVENTS

On January 3, 2020, the Company completed a settlement with Hubai Chuguan Industry Co. Ltd. under which the Company cancelled 2,000,000 shares of its common stock and returned those shares to authorized and unissued status.

On January 6, 2020, the Company issued a total of 2,465,754 shares of its common stock to three individuals in connection with the transaction closed on September 16, 2019, in which we acquired certain assets collectively known as DataExpressTM from DMBGroup, LLC. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On January 13, 2020, the Company converted $20,000 of a promissory note into 81,766 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On January 17, 2020, the Company converted $84,000 of a promissory note into 400,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On January 21, 2020, the Company converted $23,000 of a promissory note into 94,031 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On January 27, 2020, the Company converted $15,000 of a promissory note into 110,294 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On January 29, 2020, the Company converted $8,150 of a promissory note into 63,622 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On February 3, 2020, the Company converted $36,000 of a promissory note into 500,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On February 11, 2020, the Company converted $36,000 of a promissory note into 500,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On February 12, 2020, the Company issued 500,000 shares of its common stock to its former chief financial officer as additional compensation. The issuance was effected under the Company’s Form S-8 filed with the SEC on May 20, 2019.

On February 21, 2020, the Company converted $44,000 of a promissory note into 611,111 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On March 02, 2020, the Company converted $38,250 of a promissory note into 750,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On March 05, 2020, the Company amended its Articles of Incorporation to increase the number of shares of authorized common stock to 250,000,000.

On March 05, 2020, the Company issued a Convertible Promissory Note (the “GS Capital Note”) in the aggregate principal amount of $136,250, and received gross proceeds of $129,750 from the lender, GS Capital Partners, LLC. The proceeds will be used for general corporate purposes. The GS Capital Note (i) accrues interest at a rate of 10% per annum, (ii) can be converted six months after issuance at a discount of 35% to the lowest trading price during the twenty consecutive trading days immediately preceding the date of conversion, and, (iii) is due and payable March 05, 2021. The conversion price is subject to adjustment for stock splits, reverse stock splits, stock dividends, and other similar transactions and terms. The GS Capital Note was issued in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws.

On March 10, 2020, the Company issued a Convertible Promissory Note (the “Adar Note”) in the aggregate principal amount of $78,750, and received gross proceeds of $75,000 from the lender, Adar Alef, LLC. The proceeds will be used for general corporate purposes. The Adar Note (i) accrues interest at a rate of 10% per annum, (ii) can be converted six months after issuance at a discount of 35% to the lowest trading price during the twenty consecutive trading days immediately preceding the date of conversion, and, (iii) is due and payable March 10, 2021. The conversion price is subject to adjustment for stock splits, reverse stock splits, stock dividends, and other similar transactions and terms. The Adar Note was issued in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws.

On March 16, 2020, the Company converted $33,247.80 of a promissory note into 786,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On March 18, 2020, the Company converted $42,075 of a promissory note into 825,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On March 19, 2020, the Company converted $15,000 of a promissory note into 354,610 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On March 20, 2020, the Company issued a Convertible Promissory Note in the aggregate principal amount of $1,000,000. Of that amount, $125,000 was loaned immediately by the lender, Granite Global Value Investments Ltd. (the “Granite Note”), from which we received gross proceeds of $102,500. The proceeds will be used for general corporate purposes. The Granite Note (i) accrues interest at a rate of 12% per annum, (ii) can be converted six months after issuance at a discount of 25% to the lowest trading price during the twenty consecutive trading days immediately preceding the date of conversion, and, (iii) is due and payable six months after issuance. The conversion price is subject to adjustment for stock splits, reverse stock splits, stock dividends, and other similar transactions and terms. The Granite Note was issued in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws.

On March 26, 2020, the Company converted $19,675 of a promissory note into 862.938 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On March 27, 2020, the Company converted $13,273.50 of a promissory note into 884,900 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On April 01, 2020, the Company issued 4,666 shares of its common stock to its president/chief executive officer, Jason Remillard, as additional compensation.

On April 02, 2020, the Company converted $20,000 of a promissory note into 1,333,333 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On April 02, 2020, the Company converted $4,521.33 of a promissory note into 301,422 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On April 03, 2020, the Company converted $17,460 of a promissory note into 970,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On April 14, 2020, the Company converted $6,471.33 of a promissory note into 431,422 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On April 16, 2020, the Company filed Form S-8 to register an additional 20,000,000 shares of its common stock under the S-8 filed with the SEC on May 20, 2019 (SEC File No. 333-231615).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Jason Remillard (“Remillard”), who serves as our Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on its evaluation, management concluded as of December 31, 2019 that our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting, described below in Management’s Report on Internal Control Over Financial Reporting. Notwithstanding the identified material weaknesses, management believes the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

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

Information with respect to our current directors is shown below.

Name	Age	Director Since	Position(s) Held

Jason Remillard	45	2017	President; Chief Executive Officer; Chairman; Chief Financial Officer; Secretary

Set forth below is a brief description of the background and business experience of our sole executive officer and director for the past five years.

Jason Remillard: Mr. Remillard started his career in the early 1990s with an internet service provider, Mr. Remillard has led software organizations of all sizes throughout his career. In addition to product management, development, and marketing, he has delivered strategic consulting for leading organizations worldwide and in both cyber-security and IT operations capabilities. He has had a distinguished career of over 25-years in the business of enterprise information technology, providing services world-wide. He has been on all three of the recognized aspects of information technology: (i) as a vendor; (ii) as an implementer; and, (iii) as the customer. Mr. Remillard has developed, delivered, and sold pervasive solutions and products for companies culminating in four successful market exits.

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

Mr. Remillard devotes one hundred percent (100%) of his time to us. Based upon his experience and expertise in the data security space, we believe Mr. Remillard is an ideal candidate to head the Company and serve as our sole director.

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

Corporate Governance

Board Committees and Charters

Audit Committee

We do not currently have a separately constituted audit committee. We will consider forming an Audit Committee in fiscal 2020 and if appropriate will commence a search for new qualified board members, one of whom will meet the definition of an “audit committee financial expert”. The board of directors will also consider adopting a written audit committee charter.

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

Named Executive Officers

Our named executive officers for fiscal 2018 was Jason Remillard. Mr. Remillard served as the Company’s President; Chief Executive Officer; Chief Financial Officer; Secretary; and, Chairman.

Our named executive officers for 2019 were Mr. Remillard (who served as our President; Chief Executive Officer; Secretary; and, Chairman), and Steven Dawson, who served as our Chief Financial Officer starting on May 01, 2019. Mr. Remillard and Mr. Dawson are collectively referred to herein as the “Named Executive Officers”.

Summary Compensation Table

The following table summarizes the compensation of our Named Executive Officers during fiscal years ended December 31, 2019 and 2018:

			Stock	Option	All Other
Name and		Salary	Awards	Awards	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)

Jason Remillard	2019	109,359	185,000	-	-	294,788
CEO, CFO, Sole Director	2018	-	180,000	132,692	78,500	391,192

Steven Dawson CFO(1)	2019	95,000	136,275	52,632	-	283,907

(1) Mr. Dawson served as our Chief Financial Officer from May 1, 2019 until January 24, 2020.

Outstanding Equity Awards At Fiscal Year-End

As of December 31, 2019, the Company recorded approximately $869,961 in share-based compensation expense, summarized as follows:

Outstanding Equity Awards

The following summarizes the 2018 Stock Incentive Plan as of December 31, 2019:

Plan	Number of Shares to be Issued Upon Exercise of Outstanding Equity Awards	Weighted Average Exercise Price of Outstanding Equity Awards	Number of Equity Awards Remaining for Future Issuance Under Equity Compensation Plan
2018 Stock Incentive Plan	901,564	$0.81	170,635

Stock Options

During 2019, the Company granted options to purchase common stock to certain consultants and advisors as consideration for services rendered. The terms of the stock option grants are determined by the Company’s Board of Directors. The Company’s stock options generally vest upon the one-year anniversary date of the grant and have a maximum term of ten years.

The following summarizes the stock option activity for the twelve -month period ended December 31, 2019:

	Options Outstanding	Weighted- Average Exercise Price
Balance as of January 1, 2019	166,385	$3.45
Grants of stock options	295,810	1.09
Cancelled stock options	(84,968)	3.82
Balance as of December 31, 2019	377,227	$1.86

The following summarizes certain information about stock options vested and expected to vest as of December 31, 2019:

	Number of	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise
	Options	(In Years)	Price
Outstanding	377,277	6.64	$1.86
Exercisable	112,100	5.81	3.95
Expected to vest	265,127	6.99	$0.98

As of December 31, 2019, there was approximately $18,229 of total unrecognized compensation cost related to non-vested share-based compensation arrangements which is expected to be recognized within the next year.

Restricted Stock Awards

During 2019, the Company issued restricted stock awards for shares of common stock which have been reserved for the holders of the awards. Restricted stock awards were issued to certain consultants and advisors as consideration for services rendered. The terms of the restricted stock units are determined by the Company’s Board of Directors. The Company’s restricted stock shares generally vest over a period of one year and have a maximum term of ten years.

The following summarizes the restricted stock activity for the year ended December 31, 2019:

		Weighted- Average
	Shares	Fair Value
Balance as of January 1, 2019	126,432	$3.70
Shares of restricted stock granted	900,203	0.78
Exercised	(261,135)	1.67
Cancelled	(241,163)	0.95
Balance as of December 31, 2019	524,337	0.79

December 31,
Number of Restricted Stock Awards	2019
Vested	57,243
Non-vested	467,094

Share-based compensation expense for restricted stock grants during the year ended December 31, 2019, was approximately $552,794.

As of December 31, 2019, there was approximately $147,743 of total unrecognized compensation cost related to non-vested share-based compensation, which is expected to be recognized over the next year.

Employment Agreements and Change-in-Control Arrangements

Dawson Employment Agreement

We have not entered into employment agreements or change-in-control arrangements with any of our other executive officers. Each of our executive officers is an at-will employee and their employment relationship with us may be terminated at any time.

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

The following summarizes the stock option activity for the twelve -month period ended December 31, 2018:

			Weighted-
			Average
	Available for	Options	Exercise
	Grant	Outstanding	Price
Balance as of January 1, 2018	-	-	$-
Authorization of awards	307,021	-	-
Grants of stock options	(307,021)	307,021	3.71
Cancelled stock options	-	(140,636)	3.09
Balance as of December 31, 2018	-	166,385	$4.24

The following summarizes certain information about stock options vested and expected to vest as of December 31, 2018:

		Weighted-Average	Weighted-
		Remaining	Average
	Number of	Contractual Life	Exercise
	Options	(In Years)	Price
Outstanding	166,385	4.87	$4.24

Exercisable	-	-	-

Expected to vest	166,385	4.87	$4.24

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

The following summarizes the non-vested restricted stock activity for the year ended December 31, 2018:

		Weighted- Average
	Shares	Fair Value
Non-vested as of December 31, 2017	-	-
Shares of restricted stock granted	235,576	3.13
Exercised	-	-
Cancelled	(109,144)	2.47
Non-vested as of December 31, 2018	126,432	$3.70

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

The following table sets forth, as of April 13, 2020, certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

	Number of Shares		Percentage of
Name & Address (1)	Beneficially Owned (2)		Outstanding Shares (2)

Executive Officers & Directors
Jason Remillard	7,781,408	(3)	25.68	%(4)

All current executive officers and directors as a group (1 person)	7,781,408		25.68%

5% Shareholders
Jason Remillard	7,781,408		25.68%

(1) The mailing address for each person is c/o Data443 Risk Mitigation, Inc., 101 J Morris Commons Lane, Suite 105, Morrisville, North Carolina 27560.

(2) Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60-days of the date of this table. In determining the percent of common stock owned by a person or entity as of the date of this Annual Report (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding as of the date of this Annual Report, which is 22,518,268 shares, and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(3) Includes (i) 6,000,000 shares which would be issued to Mr. Remillard upon conversion of his Series A Preferred Stock; (ii) 1,600,000 shares to be issued to Mr. Remillard from the Myriad acquisition; (iii) 133,333 shares to be issued to Mr. Remillard from the Data443 acquisition; and, (iv) 48,075 shares currently owned by Mr. Remillard.

(4) Based upon assuming 30,299,676 issued and outstanding shares.

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

The following table provides information regarding the fees billed to us by Thayer O’Neal Company, LLC in the years ended December 31, 2019 and 2018. All fees described below were approved by Board:

	For the years ended December 31
	2019	2018
Audit Fees (1)	$67,500	$24,599

Audit Related Fees (2)	-0-	-0-

Tax Fees (3)	-0-	-0-

All Other Fees (4)	-0-	-0-

Total Fees:	$67,500	$24,599

(1)	Audit Fees include fees for services rendered for the audit of our consolidated financial statements, included in our Annual Report on Form 10-K.

(2)	Audit Related Fess consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

(3)	Tax Fees consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees consists of fees for other miscellaneous items.

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

DATED: April 17, 2020	LANDSTAR, INC.

	BY:	/S/ JASON REMILLARD
Jason Remillard,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATED

/s/ Jason Remillard	Chairman of the Board;	April 17, 2020
Chief Executive Officer; Chief Financial Officer

