Form 10-Q
period 2020-03-31
Data443 Risk Mitigation, Inc.
filed 2020-05-15
CIK 1068689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2020

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

The outstanding number of shares of common stock as of May 14, 2020 was: 52,061,034.

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Documents incorporated by reference: None

DATA443 RISK MITIGATION, INC.

FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DATA443 RISK MITIGATION, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets
Cash	$69,643	$18,673
Accounts receivable	31,366	63,556
Inventory	8,301	8,301
Prepaid expense and other current assets	565	807
Total current assets	109,875	91,337

Property and equipment, net	250,779	100,127
Operating lease right-of-use assets, net	376,565	395,388
Intellectual property, net of accumulated amortization	2,703,000	3,141,938
Deposits	31,440	20,944
TOTAL ASSETS	$3,471,659	$3,749,734

Liabilities and stockholders’ deficit
Current Liabilities
Accounts payable	$308,484	$379,325
Payroll liabilities	18,335	28,870
Deferred revenues	1,031,939	728,749
Interest payable	63,307	59,979
Note payable	179,110	165,120
Convertible notes payable, net of unamortized discount	3,160,380	3,212,786
Derivative liability	10,711,264	2,601,277
Due to a related party	1,160,793	1,103,314
License fee payable	1,094,691	1,094,691
Operating lease liability	89,017	86,372
Finance lease liability	81,987	34,425
Total Current Liabilities	17,899,307	9,494,908

Deferred revenues - non-current	114,554	224,797
Operating lease liability - non-current	349,404	373,000
Finance lease liability - non-current	155,698	53,480
TOTAL LIABILITIES	18,518,963	10,146,185

Stockholders’ deficit
Preferred stock: 337,500 authorized; $0.001 par value 1,334 shares issued and outstanding	1	1
Common stock: 250,000,000 authorized; $0.001 par value 19,482,091 and 9,692,065 shares issued and outstanding, respectively	19,482	9,692
Additional paid in capital	16,725,143	15,204,771
Accumulated deficit	(31,791,930)	(21,610,915)
Total stockholders’ deficit	(15,047,304)	(6,396,451)
Total Liabilities and stockholders’ deficit	$3,471,659	$3,749,734

See the accompanying Notes, which are an integral part of these unaudited Consolidated Financial Statements

DATA443 RISK MITIGATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019

Revenue	$477,877	$142,791
Cost of revenue	(34,289)	(20,551)
Gross profit	443,588	122,240

Operating expenses
General and administrative	1,425,234	675,499
Sales and marketing	120,818	225,687
Research and development	-	4,205
Total operating expenses	1,546,052	905,391

Net loss from operations	(1,102,464)	(783,151)

Other income (expense)
Interest expense	(518,400)	(299,899)
Gain on contingent liability	-	300,000
Loss on settlement on debt	(54,000)	-
Change in fair value of derivative liability	(8,506,151)	6,813,153
Total other income (expense)	(9,078,551)	6,813,254

Income (loss) before income taxes	(10,181,015)	6,030,103
Provision for income taxes	-	-
Net income (loss)	$(10,181,015)	$6,030,103

Basic income (loss) per Common Share	$(0.70)	$0.81
Basic weighted average number of common shares outstanding	14,542,721	7,399,376

Diluted income (loss) per Common Share	$(0.70)	$0.78
Diluted weighted average number of common shares outstanding	14,542,721	7,770,738

See the accompanying Notes, which are an integral part of these unaudited Consolidated Financial Statements

DATA443 RISK MITIGATION, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(Unaudited)

Three Months Ended March 31, 2020

	Convertible				Additional		Total
	Preferred Series A		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2019	1,334	$1	9,692,065	$9,692	$15,204,771	$(21,610,915)	$(6,396,451)
Common stock issued for conversion of debt	-	-	6,824,272	6,824	1,317,686	-	1,324,510
Stock issued for asset acquisition	-	-	2,465,754	2,466	(2,466)	-	-
Share-based compensation	-	-	500,000	500	205,152	-	205,652
Net loss	-	-		-		(10,181,015)	(10,181,015)
Balance - March 31, 2020	1,334	$1	19,482,091	$19,482	$16,725,143	$(31,791,930)	$(15,047,304)

Three Months Ended March 31, 2019

	Convertible				Additional		Total
	Preferred Series A		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2018	1,334	$1	6,816,281	$6,816	$8,689,353	$(21,003,544)	$(12,307,374)
Settlement of stock subscriptions	-	-	336,020	336	(336)	-	-
Warrants on stock subscriptions	-	-	-	-	(167,544)	-	(167,544)
Common issued to settle debt	-	-	666,665	667	1,694,333	-	1,695,000
Share-based compensation	-	-	-	-	45,007	-	45,007
Conversion of convertible debt			557,942	558	499,442	-	500,000
Net income	-	-	-	-	-	6,030,103	6,030,103
Balance - March 31, 2019	1,334	$1	8,376,908	$8,377	$10,760,255	$(14,973,441)	$(4,204,808)

See the accompanying Notes, which are an integral part of these unaudited Consolidated Financial Statements

DATA443 RISK MITIGATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(10,181,015)	$6,030,103
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative liability	8,506,151	(6,813,153)
Loss on impairment of asset	-	-
Gain on contingent liability	-	(300,000)
Loss on settlement of debt	54,000	-
Share-based compensation expense	205,652	45,007
Depreciation and amortization	450,359	253,196
Amortization of debt discount	437,639	273,742
Bad debt expense	50,800	-
Changes in operating assets and liabilities:
Accounts receivable	(18,610)	(301,067)
Inventory	-	(192)
Prepaid expenses and other assets	242	(1,833)
Accounts payable	(70,841)	126,697
Deferred revenues	192,947	273,731
Payroll liability	(10,535)	16,525
Accrued interest	52,999	26,157
Due to related parties	-	7,986
Operating lease payments	(2,128)	27,871
Accrued consulting expense	-	-
Deposit paid	(10,496)	(10,000)
Net Cash used in Operating Activities	(342,836)	(345,230)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intellectual property	-	(235,000)
Purchase of property and equipment	(4,068)	(3,965)
Net Cash used in Investing Activities	(4,068)	(238,965)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable	497,250	-
Proceeds from issuance of stock and member distributions	-	500,000
Capital lease payments	(8,225)	-
Proceeds from issuance of notes payable	189,615	-
Repayment of notes payable	(203,245)	(225,000)
Proceeds from related parties	83,204	-
Repayment to related parties	(160,725)	-
Net Cash provided by Financing Activities	397,874	275,000

Net change in cash	50,970	(309,195)
Cash, beginning of year	18,673	324,935
Cash, end of year	$69,643	$15,740

Supplemental cash flow information
Cash paid for interest	$27,653	$-
Cash paid for taxes	$-	$-

Non-cash Investing and Financing transactions:
Settlement of accrued interest through issuance of convertible notes payable	$-	$25,000
Settlement of convertible notes payable through issuance of common stock	$427,671	$-
Resolution of derivative liability upon conversion of debt	$896,839	-
Equipment paid by capital lease	$158,005	$-
Derivative liability recognized as debt discount	$500,675	$-

See the accompanying Notes, which are an integral part of these unaudited Consolidated Financial Statements

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

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

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements as of March 31, 2020 include the accounts of the Company and its wholly-owned subsidiary, Data 443 Risk Mitigation, Inc., a North Carolina operating company, and the operations of Myriad Software Productions, LLC through September 2018 when it was liquidated. Prior to the acquisition of Data 443 Risk Mitigation, Inc. in North Carolina and the assets of Myriad Software Productions, LLC in 2018, these two entities were controlled by our sole director and officer, Jason Remillard. On November 17, 2017, Mr. Remillard acquired control of DATA443 RISK MITIGATION, INC. through his purchase of all the outstanding Series A preferred shares of the Company, and as a result, these two entities became common controlled entities that require consolidation of results with the reporting company, DATA443 RISK MITIGATION, INC., from the time common control occurred. All intercompany accounts and activities have been eliminated. These consolidated financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

Interim Financial Statements

These unaudited consolidated financial statements have been prepared in accordance U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2019 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”) on April 17, 2020. The results of operations for the three months ended March 31, 2020, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2020.

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

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

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

Deferred Revenue

Deferred revenue mostly consists of service subscriptions received from users in advance of revenue recognition. The deferred revenue balance for the period ended March 31, 2020 was driven by cash payments from customers in advance of satisfying our performance obligations, offset by revenue recognized that was included in the deferred revenue balance at the beginning of the period.

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

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

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

Nonemployees - The Company accounts for share-based compensation to non-employees under the fair value method which requires all such compensation to be calculated based on the fair value at the measurement date (generally the grant date), and recognized in the statement of operations over the requisite service period.

The Company recorded $205,652 in share-based compensation expense for the three months ended March 31, 2020, compared to $45,007 in share-based compensation expense for the three months ended March 31, 2019.

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

The Company’s financial instruments, including cash, accounts receivable, accounts payable, note payable, due to related parties and accrued liabilities, are carried at historical cost. At March 31, 2020 and December 31, 2019, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments. Management determined that liabilities created by beneficial conversion features associated with the issuance of certain convertible notes payable (see Note 6), meet the criteria of derivatives and are required to be measured at fair value. The fair value of these derivative liabilities was determined based on management’s estimate of the expected future cash flows required to settle the liabilities. This valuation technique involves management’s estimates and judgment based on unobservable inputs and is classified in level 3.

Basic and Diluted Net Income (Loss) Per Common Share

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

For the three months ended March 31, 2020 and 2019, respectively, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	March 31,
	2020	2019
Stock option	466,672	179,443
Warrants	69,714,754	-
Convertible notes	144,106,172	2,625,093
	214,287,598	2,804,536

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company has instituted some and may take additional temporary precautionary measures intended to help ensure the well-being of its employees and minimize business disruption. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at March 31, 2020. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to collect accounts receivable and procure materials and supplies.

CARES Act

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020. There are several different provisions of the CARES Act that impact income taxes for corporations. While the Company continues to evaluate the tax implications, it believes these provisions will not have a material impact to the financial statements.

Additionally, the Company has applied for, and has received, funds under the Paycheck Protection Program (the “PPP Loan”) after the period covered in these financial statements in the amount of $339,000. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on its future adherence to the forgiveness criteria.

The PPP Loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The promissory note executed by the Company in connection with the PPP Loan contains events of default and other provisions customary for a loan of this type.

The PPP Loan is being used to retain the Company’s employees and allow them to be able to continue to provide essential services for the customers of the Company. Proceeds of the PPP Loan may also be used for other purposes permitted under applicable terms of the PPP.

Certain prior period balances have been reclassed to conform with the current period presentation.

NOTE 2: LIQUIDITY AND GOING CONCERN

The accompanying consolidated financial statements have been prepared (i) in accordance with accounting principles generally accepted in the United States, and (ii) assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. After a period of no income, the Company has recently generated increasing income. However, the Company is subject to the risks and uncertainties associated with a business with growing revenue, as well as limitations on its operating capital resources. These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. In light of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise capital and generate revenue and profits in the future.

During 2018, the Company made two product acquisitions, ClassiDocs, and ARALOCTM, and completed the acquisition of one entity, Data443 Risk Mitigation, Inc. (“Data443”), the North Carolina operating company. The Company is actively seeking new products and entities to acquire, with several candidates identified in addition to the DataExpressTM product acquisition in September 2019. The Company has developed, and continues to develop, large scale relationships with cyber security, marketing and product organizations, and to market and promote ClassiDocs and other products the Company may develop or acquire. As of March 31, 2020, the Company had operating losses, negative net working capital, and an accumulated deficit.

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

We continue to monitor the effects COVID-19 could have on our operations and liquidity including our ability to collect account receivable timely from our customers due to the economic impacts COVID-19 could have on the general economy. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3: INTELLECTUAL PROPERTY

The following table summarizes the components of the Company’s intellectual property as of the dates presented:

	March 31,	December 31,
	2020	2019

Intellectual property:
Word press GDPR rights	$46,800	$46,800
ARALOC™	1,850,000	1,850,000
ArcMail License	1,445,000	1,445,000
DataExpressTM	1,388,051	1,388,051
	4,729,851	4,729,851
Accumulated amortization	(2,026,851)	(1,587,913)
Intellectual property, net of accumulated amortization	$2,703,000	$3,141,938

The Company recognized amortization expense of approximately $438,938 and $253,000, for the three months ended March 31, 2020, and 2019, respectively.

Based on the carrying value of definite-lived intangible assets as of March 31, 2020, we estimate our amortization expense for the next five years will be as follows:

Amortization
Year Ended December 31,	Expense
2020 (excluding the three months ended March 31, 2020)	$915,428
2021	792,422
2022	686,816
2023	308,333
2024	-

NOTE 4: LEASES

Operating lease

We have a non-cancelable operating lease for our office facility that expire in 2024. The operating lease has renewal options and rent escalation clauses.

We recognized total lease expense of approximately $27,871 and $27,871 for the three months ended March 31, 2020 and 2019, respectively, primarily related to operating lease costs paid to lessors from operating cash flows. As of March 31, 2020 and December 31, 2019, the Company recorded a security deposit of $10,000. We entered into our operating lease in January 2019.

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

Future minimum lease payments under operating leases that have initial non-cancelable lease terms in excess of one year at March 31, 2020 were as follows:

Year Ended December 31,
2020 (excluding the three months ended March 31, 2020)	$90,000
2021	123,600
2022	127,300
2023	131,150
2024	45,033
Thereafter	-
517,083
Less: Imputed interest	(78,662)
Operating lease liabilities	438,421

Operating lease liability – current	89,017
Operating lease liability - non-current	$349,404

The following summarizes other supplemental information about the Company’s operating lease as of March 31, 2020:

Weighted average discount rate	8%
Weighted average remaining lease term (years)	4.11

Finance lease

The Company leases computer and hardware under non-cancellable capital lease arrangements. The term of those capital leases is 3 years and annual interest rate is 12%. At March 31, 2020 and December 31, 2019, capital lease obligations included in current liabilities were $81,987 and $34,425, respectively, and capital lease obligations included in long-term liabilities were $155,698 and $53,480, respectively. As of March 31, 2020 and December 31, 2019, the Company recorded a security deposit of $10,944.

At March 31, 2020, future minimum lease payments under the capital lease obligations, are as follows:

Year Ended December 31,
2020 (excluding the three months ended March 31, 2020)	$79,573
2021	106,097
2022	78,197
2023	15,744
Thereafter	-
279,611
Less: Imputed interest	(41,926)
Finance lease liabilities	237,685

Finance lease liability – current	81,987
Finance lease liability - non-current	$155,698

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

NOTE 5: CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

	March 31,	December 31,
	2020	2019
Convertible Note - originated in September 2018	$1,400,000	$1,700,000
Convertible Note - originated in October 2018	294,150	444,150
Convertible Note - originated in October 2018	608,850	608,850
Convertible Note - originated in April 2019	519,000	600,000
Convertible Note - originated in June 2019	-	63,000
Convertible Note - originated in November 2019	38,000	38,000
Convertible Note - originated in December 2019	38,000	38,000
Convertible Notes - originated in January 2020	200,000	-
Convertible Notes - originated in March 2020	136,250	-
Convertible Notes - originated in March 2020	78,750	-
Convertible Notes - originated in October 2018 (replacement)	135,000	-
Convertible Notes - originated in March 2020	125,000	-
	3,573,000	3,492,000
Less debt discount and debt issuance cost	(412,620)	(279,214)
	3,160,380	3,212,786
Less current portion of convertible notes payable	3,160,380	3,212,786
Long-term convertible notes payable	$-	$-

During the three months ended March 31, 2020 and 2019, the Company recognized interest expense of $53,517 and $26,157, and amortization of debt discount, included in interest expense of $410,019 and $273,742, respectively.

Replacement of note

During the three months ended March 31, 2020, the Company assigned a portion of note with outstanding principal amounts of $150,000 to a lender. Our CEO paid $135,000 to repay a principal amount of $81,000 on behalf of the company. As a result, the Company recorded due to related party of $135,000 and loss on settlement of debt of $54,000.

Conversion

During the three months ended March 31, 2020, the Company converted notes with principal amounts and accrued interest of $427,671 into 6,824,272 shares of common stock. The corresponding derivative liability at the date of conversion of $896,839 was credited to additional paid in capital.

Convertible notes payable consists of the following:

Promissory Notes - Issued in fiscal year 2018

On December 31, 2019, the Company entered into an Amendment and Forbearance Agreement with note holders. Under this agreement, note holders agreed to forbear from enforcing its rights under the note with regard to certain possible events of default, and further agreed to amend the note as follows:

●	Terms ranging from 4 months to 15 months.
●	Annual interest rates: 12%.

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

●	Convertible at the option of the holders at earlier of (i) January 12, 2020 or April 15, 2020 or (ii) any event of default under the note.
●	The conversion price shall be equal to 60% of the lesser of the lowest trading price of the Company’s common stock for (i) the 20 days immediately preceding December 31, 2019 or (ii) the 20 days immediately preceding the date of conversion.

As a result of an amendment and forbearance agreement, the Company recognized the settlement of original debt and recorded loss on settlement of debt of $1,206,329 during the year ended December 31, 2019.

Promissory Notes - Issued in fiscal year 2019

During the year ended December 31, 2019, the Company issued a total of $739,000 of notes with the following terms:

●	Terms: 12 months.
●	Annual interest rates of 10% - 12%.
●	Convertible at the option of the holders at 4 months or 180 days after issuance date.
●	Conversion prices are typically based on the discounted (39% to 50% discount) average closing prices or lowest trading prices of the Company’s shares during various periods prior to conversion.
●	Certain note allows the principal amount will increase by $15,000 and the discount rate of conversion price will decrease by 10% if the conversion price is less than $$0.005. As a result, the discount rate of conversion price changed from 50% to 60% and the Company recognized the penalty of $15,000 and recorded principal amount of $15,000.

The note includes original issue discounts and financing costs totaling to $63,000 and the Company received cash of $676,000. Convertible notes issued in fiscal year 2018 are currently in default.

Promissory Notes - Issued in fiscal year 2020

During the three months ended March 31, 2020, the Company issued a total of $540,000 of notes with the following terms:

●	Terms ranging from 9 months to 12 months.
●	Annual interest rates of 10% - 12%.
●	Convertible at the option of the holders at issuance date or 6 months after issuance date.
●	Conversion prices are typically based on the discounted (35% to 50% discount) average closing prices or lowest trading prices of the Company’s shares during various periods prior to conversion. Certain note has a fixed conversion price of $0.5 for a first 5 months
●	Certain note allows the principal amount will increase by $15,000 and the discount rate of conversion price will decrease by 18% if the conversion price is less than $$0.01.

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

The Company valued the conversion feature using the Binomial pricing model. The fair value of the derivative liability for all the notes that became convertible, including the notes issued in prior years, during the three months ended March 31, 2020 amounted to $6,092,869, and $500,675 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $5,592,194 was recognized as a “day 1” derivative loss.

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Binomial pricing model to calculate the fair value as of March 31, 2020. The Binomial model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note and warrant is estimated using the Binomial valuation model.

For the period ended March 31, 2020 and the year ended December 31, 2019, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Three Months Ended	Year Ended
	March 31,	December 31,
	2020	2019
Expected term	0.02 - 5.00 years	0.25 - 5.00 years
Expected average volatility	187%- 345%	160%- 305%
Expected dividend yield	-	-
Risk-free interest rate	0.01% - 1.57%	1.55% - 2.50%

The following table summarizes the changes in the derivative liabilities during the period ended March 31, 2020:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Derivative liability as of December 31, 2019	$2,601,277

Addition of new derivatives recognized as debt discounts	500,675
Addition of new derivatives recognized as day-one loss	5,592,194
Addition of new derivatives recognized upon issuance of warrant	-
Derivative liabilities settled upon conversion of convertible note	(896,839)
Reclassification from APIC to derivative due to tainted instruments	-
Change in derivative liabilities recognized as loss on derivative	2,913,957
Derivative liability as of March 31, 2020	$10,711,264

The aggregate gain (loss) on derivatives during the three months ended March 31, 2020 and 2019 was ($8,506,151) and $6,813,153, respectively.

NOTE 7: CAPITAL STOCK AND REVERSE STOCK SPLIT

Changes in Authorized Shares

On October 14, 2019, the Company filed an amendment to its Articles of Incorporation to effect a 1-for-750 reverse stock split of its issued and outstanding shares of common and preferred shares, each with $0.001 par value. All per share amounts and number of shares, in the consolidated financial statements and related notes have been retroactively adjusted to reflect the reverse stock split.

On March 5, 2020, the Company amended its Articles of Incorporation to increase the number of shares of authorized common stock to 250,000,000.

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

Preferred Stock

As of March 31, 2020, the Company is authorized to issue 337,500 shares of preferred stock with a par value of $0.001, of which 337,500 shares have been designated as Series A. As of March 31, 2020 and December 31, 2019, 1,334 shares of Series A were issued and outstanding, and each share of Series A was (i) convertible into 1,000 shares of common stock, and (ii) entitled to vote 15,000 shares of common stock on all matters submitted to a vote by shareholders voting common stock. All issued and outstanding shares of Series A Preferred Stock are held by Mr. Jason Remillard, (“Mr. Remillard”) sole director of the Company.

Common Stock

The Company is authorized to issue 250,000,000 shares of common stock with a par value of $0.001. All shares have equal voting rights, are non-assessable, and have one vote per share. The total number of shares of Company common stock issued and outstanding as of March 31, 2020 and December 31, 2019, respectively, was 19,482,091 and 9,692,065 shares, respectively.

During the three months ended March 31, 2020, the Company issued common stock as follows,

●	6,824,272 shares issued for conversion of debt
●	2,465,754 shares issued for the settlement of stock payable of acquisition DataExpressTM
●	500,000 shares issued for compensation to our former CFO

Warrants

The Company identified conversion features embedded within warrants issued during the period ended March 31, 2020. The Company has determined that the conversion feature of the Warrants represents an embedded derivative since the conversion price includes a reset provision which could cause adjustments upon conversion. During the three months ended March 31, 2020, 250,000 warrants were granted, for a period of five years from issuance, at price of $0.50 per share. As a result of the reset features, the warrants increased by 67,591,070 for the period ended March 31, 2020, and the total warrants exercisable into 69,714,754 shares of common stock at a weighted average exercise price of $0.015 per share as of March 31, 2020. The reset feature of warrants was effective at the time that a separate convertible instrument with lower exercise price was issued. We accounted for the issuance of the Warrants as a derivative.

A summary of activity during the period ended March 31, 2020 follows:

	Warrants Outstanding
		Weighted Average
	Shares	Exercise Price
Outstanding, December 31, 2019	1,873,684	$0.491
Granted	250,000	-
Reset feature	67,591,070	0.015
Exercised	-	-
Forfeited/canceled	-	-
Outstanding, March 31, 2020	69,714,754	$0.015

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

The following table summarizes information relating to outstanding and exercisable warrants as of March 31, 2020:

Warrants Outstanding			Warrants Exercisable
	Weighted Average Remaining
Number of Shares	Contractual life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
10,080,646	3.70	$0.02	10,080,646	$0.02
42,226,702	3.85	$0.02	42,226,702	$0.02
9,074,073	4.28	$0.02	9,074,073	$0.02
8,333,333	4.97	$0.02	8,333,333	$0.02
69,714,754	4.02	$0.02	61,381,421	$0.02

NOTE 8: SHARE-BASED COMPENSATION

Stock Options

During the three months ended March 31, 2020, the Company granted options for the purchase of the Company’s common stock to certain employees, consultants and advisors as consideration for services rendered. The terms of the stock option grants are determined by the Company’s Board of Directors. The Company’s stock options generally vest upon the one-year anniversary date of the grant and have a maximum term of ten years.

The following summarizes the stock option activity for the three months ended March 31, 2020:

	Options Outstanding	Weighted-Average Exercise Price
Balance as of December 31, 2019	377,227	$1.86
Grants of stock options	159,767	0.26
Cancelled stock options	(70,316)	1.10
Balance as of March 31, 2020	466,678	$1.38

The weighted average grant date fair value of stock options granted during the three months ended March 31, 2020 was $1.35. The total fair value of stock options that granted during the three ended March 31, 2020 was approximately $46,638. The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions for stock options granted during the three months ended March 31, 2020:

Expected term (years)	5.8
Expected stock price volatility	516.41%
Weighted-average risk-free interest rate	0.53%
Expected dividend	$0.00

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

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

The following summarizes certain information about stock options vested and expected to vest as of March 31, 2020:

	Number of	Weighted-Average Remaining Contractual Life	Weighted-Average
	Options	(In Years)	Exercise Price
Outstanding	466,678	8.54	$1.38
Exercisable	126,926	5.82	3.63
Expected to vest	339,746	9.55	$0.54

As of March 31, 2020 and December 31, 2019, there was $65,248 and $18,229, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements which is expected to be recognized within the next year.

Restricted Stock Awards

During the three months ended March 31, 2020, the Company issued restricted stock awards for shares of common stock which have been reserved for the holders of the awards. Restricted stock awards were issued to certain consultants and advisors as consideration for services rendered. The terms of the restricted stock units are determined by the Company’s Board of Directors. The Company’s restricted stock shares generally vest over a period of one year and have a maximum term of ten years.

The following summarizes the restricted stock activity for the three months ended March 31, 2020:

		Weighted-Average
	Shares	Fair Value
Balance as of December 31, 2019	524,337	$0.79
Shares of restricted stock granted	25,000	0.78
Exercised	-	1.67
Cancelled	(72,145)	0.95
Balance as of March 31, 2020	477,192	$0.79

	March 31,	December 31,
Number of Restricted Stock Awards	2020	2019
Vested	100,978	57,243
Non-vested	376,214	467,094

As of March 31, 2020 and December 31, 2019, there was $61,001 and $147,743, respectively, of total unrecognized compensation cost related to non-vested share-based compensation, which is expected to be recognized over the next year.

NOTE 9: RELATED PARTY TRANSACTIONS

Jason Remillard is our Chief Executive Officer and sole director. Through his ownership of Series A Preferred Shares, Mr. Remillard has voting control over all matters to be submitted to a vote of our shareholders.

In January 2018 the Company acquired substantially all of the assets of Myriad Software Productions, LLC, which is owned 100% by Mr. Remillard. Those assets were comprised of the software program known as ClassiDocs, and all intellectual property and goodwill associated therewith. This acquisition changed the Company’s status to no longer being a “shell” under applicable securities rules. In consideration for the acquisition, the Company agreed to a purchase price of $1,500,000 comprised of: (i) $50,000 paid at closing; (ii) $250,000 in the form of our promissory note; and (iii) $1,200,000 in shares of our common stock, valued as of the closing, which equated to 1,600,000 shares of our common stock. The shares have not yet been issued and are not included as part of the issued and outstanding shares of the Company. However, these shares have been recorded as additional paid in capital within our consolidated financial statements for the period ending March 31, 2020.

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

On September 16, 2019, the Company entered into an Asset Purchase Agreement with DMBGroup, LLC, as discussed in Note 2. Amounts owed to DMBGroup, LLC including the note payable of $940,000 and member loans of $97,689 were recorded as amounts due to a related party. During the three months ended March 31, 2020, the Company repaid $83,323 including interest expense of $8,098, and member loans of $75,225. As of March 31, 2020 and December 31, 2019, the company had recorded a liability to DMBGroup totaling $715,441 and $828,561, respectively.

During the three months ended March 31, 2020, our CEO paid operating expenses of $82,203 on behalf of the Company and the Company repaid $85,500 to our CEO.

During the three months ended March 31, 2020, our CEO repaid $135,000 to purchase convertible note of $81,000 and a prepayment penalty of $54,000. As a result, the Company recorded $54,000 as loss on settlement of debt.

As of March 31, 2020 and December 31, 2019, the Company had due to related party of $1,160,793 and $1,103,314

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

	Three months ended
	March 31,
	2020	2019
Numerator:
Net income (loss)	$(10,157,643)	$6,030,103

Denominator:
Weighted average common shares outstanding	14,542,721	7,399,376
Effect of dilutive shares	-	371,363
Diluted	14,542,721	7,770,738

Net income (loss) per common share:
Basic	$(0.70)	$0.81
Diluted	$(0.70)	$0.78

For the three months ended March 31, 2020, the convertible instruments are anti-dilutive and therefore, have been excluded from earnings (loss) per share.

NOTE 11: SUBSEQUENT EVENTS

Subsequent to March 31, 2020, the following transactions occurred:

●	On April 01, 2020, the Company issued 4,666 shares of its Series A Preferred Stock to its president/chief executive officer, Jason Remillard, as additional compensation.

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

●	On April 02, 2020, the Company converted $20,000 of a promissory note into 1,333,333 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On April 02, 2020, the Company converted $4,521.33 of a promissory note into 301,422 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On April 03, 2020, the Company converted $17,460 of a promissory note into 970,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On April 14, 2020, the Company converted $6,471.33 of a promissory note into 431,422 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On April 15, 2020, the Company amended its Articles of Incorporation to increase the number of shares of authorized common stock to 750,000,000.

●	On April 16, 2020, the Company converted $6,793.83 of a promissory note into 452,922 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On April 16, 2020, the Company filed Form S-8 to register an additional 20,000,000 shares of its common stock under the S-8 filed with the SEC on May 20, 2019 (SEC File No. 333-231615).

●	On April 17, 2020 the Company issued a total of 11,935,000 shares of its common stock to twelve (12) individuals, each of whom was either an employee or services provider to the Company. The shares were issued under the Company’s S-8 filed with the SEC on May 20, 2019 (SEC File No. 333-231615).

●	On April 22, 2020, the Company converted $20,000 of a promissory note into 1,388,888 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●

On April 27, 2020, the Company received a $339,000 loan (the “PPP Loan”) through Silicon Valley Bank pursuant to the Paycheck Protection Program established under the Cares Act. The PPP Loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The promissory note issued pursuant to the PPP Loan contains events of default and other provisions customary for a loan of this type. The PPP Loan may be forgiven if used under program parameters for payroll, mortgage interest and rent expenses.

●	On April 27, 2020, the Company converted $19,922.10 of a promissory note into 1,811,100 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On April 28, 2020 the Company issued a total of 1,496,516 shares of its common stock to three persons who had previously invested $1,775,000 in the Company though the Company had not yet issued them their respective shares. These shares were issued for this prior investment, and the issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On April 28, 2020, the Company converted $24,540 of a promissory note into 1,804,411 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On May 02, 2020, the Company converted $15,600 of a promissory note into 2,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On May 06, the Company converted $10,080 of a promissory note into 1,680,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On May 06, the Company converted $8,490.72 of a promissory note into 2,166,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On May 07, the Company converted $11,494.90 of a promissory note into 2,357,929 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On May 12, the Company converted $14,700 of a promissory note into 2,450,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition for the three months ended March 31, 2020 and 2019 should be read in conjunction with our consolidated financial statements, and the notes to those financial statements that are included elsewhere in this Quarterly Report.

All references to “Data443”, “we”, “our,” “us” and the “Company” in this Item 2 refer to Data443 Risk Mitigation, Inc., a Nevada corporation.

The discussion in this section contains forward-looking statements. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “would” or “will” or the negative of these terms or other comparable terminology, but their absence does not mean that a statement is not forward-looking. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which could cause our actual results to differ from those projected in any forward-looking statements we make. Several risks and uncertainties we face are discussed in more detail under “Risk Factors” in Part I, Item 1A of the Form 10 filed by the Company with the SEC on 11 January 2019, and in the Part I, Item 1A of the Form 10-K filed by the Company with the SEC on 17 April 2020, and in the discussion and analysis below. You should, however, understand that it is not possible to predict or identify all risks and uncertainties and you should not consider the risks and uncertainties identified by us to be a complete set of all potential risks or uncertainties that could materially affect us. You should not place undue reliance on the forward-looking statements we make herein because some or all of them may turn out to be wrong. We undertake no obligation to update any of the forward-looking statements contained herein to reflect future events and developments, except as required by law. The following discussion should be read in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

Data443 Risk Mitigation, Inc. was original incorporated under the name LandStar, Inc. as a Nevada corporation on May 4, 1998, for the purpose of purchasing, developing and reselling real property, with its principal focus on the development of raw land. From incorporation through December 31, 1998, LandStar had no business operations and was a development-stage company. LandStar did not purchase or develop any properties and decided to change its business plan and operations. On March 31, 1999, the Company acquired approximately 98.5% of the common stock of Rebound Rubber Corp. pursuant to a share exchange agreement with Rebound Rubber Corp. (“Rebound Rubber”) and substantially all of Rebound Rubber’s shareholders. The acquisition was effected by issuing 14,500,100 shares of common stock, which constituted 14.5% of the 100,000,000 authorized shares of LandStar, and 50.6% of the 28,622,100 issued and outstanding shares on completion of the acquisition. The acquisition was treated for accounting purposes as a continuation of Rebound Rubber under the LandStar capital structure. If viewed from a non-consolidated perspective, on March 31, 1999 LandStar issued 14,500,100 shares for the acquisition of the outstanding shares of Rebound Rubber.

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

COVID-19

The Company is closely monitoring developments and is taking steps to mitigate the potential risks related to the COVID-19 pandemic to the Company, its employees and its customers. To protect our employees while continuing to provide the services needed by our clients the Company limited customer contact, and minimized employee contact with other employees by having our employees work remotely while they shelter in place. The dedication of our employees and their work ethic have allowed us to continue providing critical services to our customers during these challenging times.

Our office-based employees have been working remotely since the middle of March, and they have been able to address customer needs in a timely fashion. Travel remains restricted to limit the risk of our employees coming in contact with the virus.

Through March 31, 2020, there has not been a noticeable increase in accounts receivable for the Company. However, it is likely that if the COVID-19 pandemic persists and state stay-at-home orders remain in place, it is likely that more customers will be unable to keep their bills current. Further, while we have not yet experienced any interruption to our normal materials and supplies process, it is impossible to predict whether COVID-19 will cause future interruptions and delays.

Through March 31, 2020 we have not had any of our employees contract the COVID-19 virus. Should we have a significant number of our employees contract the COVID-19 virus it could have a negative impact on our ability to serve customers in a timely fashion.

CARES Act

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020. There are several different provisions with the CARES Act that impact income taxes for corporations. While we continue to evaluate the tax implications, we believe these provisions will not have a material impact to the financial statements.

Additionally, the Company has applied for, and has received, funds under the Paycheck Protection Program (the “PPP Loan”) after the period covered in these financial statements in the amount of $339,000. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on our having initially qualified for the loan and qualifying for the forgiveness of such loan based on our future adherence to the forgiveness criteria.

The PPP Loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The promissory note issued in connection with the PPP Loan contains events of default and other provisions customary for a loan of this type.

The PPP Loan is being used to retain our employees, as well as for other permitted uses under the terms and conditions of the PPP Loan.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2020 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2019

Revenue

We recognized $478,000 of revenue during the three months ended March 31, 2020, compared to $143,000 in revenue for the three months ended March 31, 2019. We had net billings for the three months ended March 31, 2020 of $603,000 compared to $417,000 in the prior year period. Deferred revenues are $1,032,000 as of March 31, 2020, an increase of $303,000 from $729,000 as of December 31, 2019.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2020 amounted to $1,425,000 as compared to $691,000 for the three months ended year ended March 31, 2019, an increase of $734,000, or 106%. The expenses for the three months ended March 31, 2020 primarily consisted of management costs, costs to integrate assets we acquired and to expand sales, audit and review fees, filing fees, professional fees, and other expenses, including the re-classification of sales-related management expenses, in connection with the projected growth of the Company’s business. Expenses for the three months ended March 31, 2019 consisted of primarily the same items.

Sales and Marketing Expenses

Sales and marketing expense for the three months ended March 31, 2020 amounted to $121,000 as compared to $226,000 for the three months ended year ended March 31, 2019, a decrease of $105,000, or 46%. The expenses for the three months ended March 31, 2020 primarily consisted of developing a sales operation, with some previously reported expenses, primarily management costs, reclassified to general and administrative expenses. Expenses for the three months ended March 31, 2019 consisted of primarily the same items with the exception of previously mentioned costs reclassified to general and administrative expenses.

Net Income (Loss)

The net loss for the three months ended March 31, 2020 was $10,181,000 as compared to net income of $6,030,000 for the three months ended March 31, 2019. The net loss for the three months ended March 31, 2020 was mainly derived from an operating loss of $1,103,000 and a loss from change in fair value of derivative liability of $8,506,000, associated with convertible notes payable. The net income for the three months ended March 31, 2019 was mainly derived from a gain on change in fair value of derivative liability of $6,813,000 associated with convertible notes payable and gross margins of $138,000, offset in part by general and administrative, and sales and marketing expenses of $921,000.

Provision for Income Tax

No provision for income taxes was recorded in either the three months ended March 31, 2020 or 2019, as we have incurred taxable losses in both periods.

Related Party Transactions

The following individuals and entities have been identified as related parties based on their affiliation with our CEO and sole director, Jason Remillard:

Jason Remillard

Myriad Software Productions, LLC

The following amounts were owed to related parties, affiliated with the CEO and Chairman of the Board, at the dates indicated:

	March 31, 2020	December 31, 2019
Jason Remillard	$407,000	$275,000

CASH FLOW FOR THE THREE MONTHS ENDED MARCH 31, 2020 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2019

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of March 31, 2020, our principal sources of liquidity were cash or cash equivalents of $70,000, trade accounts receivable of $31,000, and other current assets of $9,000, as compared to cash or cash equivalents of $19,000, trade accounts receivable of $64,000, and other current assets of $9,000 as of December 31, 2019.

During the last two years, and through the date of this Quarterly Report, we have faced an increasingly challenging liquidity situation that has impacted our ability to execute our operating plan. We started generating revenue in the fourth quarter of 2018, and we have continued to increase revenue through the date of this Quarterly Report as we have actively sought to grow our business in the data security market. We have also been required to maintain our corporate existence; satisfy the requirements of being a public company; and, have chosen to become a mandatory filer with the SEC. We will need to obtain capital to continue operations. There is no assurance that our Company will be able to secure such funding on acceptable (or any) terms. During the three months ended March 2020 and 2019, we reported a loss from operations of $1,102,000 and $783,000, respectively; and, used cash flows from operating activities totaling $343,000 and $345,000, respectively, for the same periods. We had a beginning cash balance of $19,000 as of January 01, 2020, and a beginning cash balance of $325,000 as of January 01, 2019.

As of March 31, 2020, we had assets of cash in the amount of $70,000 and other current assets in the amount of $40,000. As of March 31, 2020, we had current liabilities of $17,899,000. The Company’s accumulated deficit was $31,792,000.

As of March 31, 2019, we had assets of cash in the amount of $19,000, and other current assets in the amount of $73,000. As March 31, 2019, we had current liabilities of $9,495,000. The Company’s accumulated deficit was $21,611,000.

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

Management has determined that additional capital will be required in the form of equity or debt securities. There is no assurance that management will be able to raise capital on terms acceptable to the Company. We also continue to monitor the effects COVID-19 could have on our operations and liquidity including our ability to collect account receivable timely from our customers due to the economic impacts COVID-19 could have on the general economy. If we are unable to obtain sufficient amounts of additional capital, we may have to cease filing the required reports and cease operations completely. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our shareholders will be reduced, shareholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock.

Investing Activities

During the three months ended March 31, 2020, we used funds in investing activities of $4,000 to acquire equipment. During the three months ended March 31, 2019, we used funds in investing activities of $235,000 to acquire an exclusive license for software and $4,000 to acquire furniture and fixtures.

Financing Activities

During the three months ended March 31, 2020 we raised net proceeds of $497,000 through the issuance of our convertible promissory notes in the gross amount of $540,000. We also raised net proceeds of $190,000 through the issuance of our promissory notes and repaid 203,245 on a note payable. We raised proceeds of $83,000 through loans from related parties and repaid $161,000 to related parties. By comparison, during the three months ended March 31, 2019, we raised $500,000 through the issuance of 418,451,781 shares of our common stock and warrants to acquire 218,413,977 shares of our common stock, and repaid $225,000 on a note payable.

We are dependent upon the receipt of capital investment or other financing to fund our ongoing operations and to execute our business plan for growth in the data security market. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our plan of operations.

Going Concern

The consolidated financial statements accompanying this Quarterly Report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our Company continues to generate increasing revenues, though it has never paid any dividends and is unlikely to pay dividends. The continuation of our company as a going concern is dependent upon the ability of our company to obtain necessary financing to continue our growth and operating objectives, and the attainment of continued profitable operations. As of March 31, 2020, our Company has an accumulated deficit of $31,792,000. We do not have sufficient working capital to enable us to carry out our plan of operation for the next twelve months.

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

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer, who is our principal executive officer and our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period by this Form 10-Q. Based on that evaluation, we concluded that because of the material weakness and significant deficiencies in our internal control over financial reporting described below, our disclosure controls and procedures were not sufficient as of March 31, 2020.

Management’s Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s officer, its president, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2020 based on the criteria establish in Internal Control Integrated Framework issued by the 2013 Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2020, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

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

Subsequent Events

Subsequent to March 31, 2020, the following transactions occurred:

●	On April 01, 2020, the Company issued 4,666 shares of its Series A Preferred Stock to its president/chief executive officer, Jason Remillard, as additional compensation.

●	On April 02, 2020, the Company converted $20,000 of a promissory note into 1,333,333 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On April 02, 2020, the Company converted $4,521.33 of a promissory note into 301,422 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On April 03, 2020, the Company converted $17,460 of a promissory note into 970,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On April 14, 2020, the Company converted $6,471.33 of a promissory note into 431,422 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On April 15, 2020, the Company amended its Articles of Incorporation to increase the number of shares of authorized common stock to 750,000,000.

●	On April 16, 2020, the Company converted $6,793.83 of a promissory note into 452,922 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On April 16, 2020, the Company filed Form S-8 to register an additional 20,000,000 shares of its common stock under the S-8 filed with the SEC on May 20, 2019 (SEC File No. 333-231615).

●	On April 17, 2020 the Company issued a total of 11,935,000 shares of its common stock to twelve (12) individuals, each of whom was either an employee or services provider to the Company. The shares were issued under the Company’s S-8 filed with the SEC on May 20, 2019 (SEC File No. 333-231615).

●	On April 22, 2020, the Company converted $20,000 of a promissory note into 1,388,888 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●

On April 27, 2020, the Company received a $339,000 loan (the “PPP Loan”) through Silicon Valley Bank pursuant to the Paycheck Protection Program established under the Cares Act. The PPP Loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The promissory note issued pursuant to the PPP Loan contains events of default and other provisions customary for a loan of this type. The PPP Loan may be forgiven if used under program parameters for payroll, mortgage interest and rent expenses.

●	On April 27, 2020, the Company converted $19,922.10 of a promissory note into 1,811,100 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On April 28, 2020 the Company issued a total of 1,496,516 shares of its common stock to three persons who had previously invested $1,775,000 in the Company though the Company had not yet issued them their respective shares. These shares were issued for this prior investment, and the issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On April 28, 2020, the Company converted $24,540 of a promissory note into 1,804,411 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On May 02, 2020, the Company converted $15,600 of a promissory note into 2,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On May 06, the Company converted $10,080 of a promissory note into 1,680,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On May 06, the Company converted $8,490.72 of a promissory note into 2,166,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On May 07, the Company converted $11,494.90 of a promissory note into 2,357,929 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On May 12, the Company converted $14,700 of a promissory note into 2,450,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

Public health threats or outbreaks of communicable diseases could have a material adverse effect on the Company’s operations and overall financial performance.

The Company may face risks related to public health threats or outbreaks of communicable diseases. A global health crisis, such as the current outbreak of coronavirus or COVID-19, could adversely affect the United States and global economies and limit the ability of enterprises to conduct business for an indefinite period of time. The current outbreak of COVID-19 has negatively impacted the global economy, disrupted financial markets and international trade, resulted in increased unemployment levels and significantly impacted global supply chains, all of which have the potential to impact the Company’s business.

In addition, government authorities have implemented various mitigation measures, including travel restrictions, limitations on business operations, stay-at-home orders and social distancing protocols. The economic impact of the aforementioned actions may impair our ability to sustain sufficient financial liquidity and impact our financial results. Specifically, the continued spread of COVID-19 and efforts to contain the virus could: (i) result in an increase in costs related to delayed payments from customers and uncollectable accounts, (ii) cause a reduction in revenue related to late fees and other charges related to governmental regulations, (iii) cause delays and disruptions in the supply chain related to obtaining necessary materials for our network infrastructure or customer equipment, (iv) cause workforce disruptions, including the availability of qualified personnel; and (v) cause other unpredictable events.

As we cannot predict the duration or scope of the global health crisis, the anticipated negative financial impact to our operating results cannot be reasonably estimated, but could be material and last for an extended period of time.

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

On November 15, 2019 the Company issued a Convertible Promissory Note (the “First Geneva Note”) in the aggregate principal amount of $38,000, and received gross proceeds of $38,000 from the lender, Geneva Roth Remark Holdings, Inc. The proceeds will be used for general corporate purposes. The First Geneva Note (i) accrues interest at a rate of 22% per annum, (ii) can be converted 180 days from November 15, 2019 at a discount of 39% to the lowest trading price during the twenty consecutive trading days immediately preceding the date of conversion, and, (iii) is due and payable November 15, 2020. The conversion price is subject to adjustment for stock splits, reverse stock splits, stock dividends, and other similar transactions and terms. The First Geneva Note was issued in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws.

On December 19, 2019, the Company issued a Convertible Promissory Note (the “Second Geneva Note”) in the aggregate principal amount of $38,000, and received gross proceeds of $38,000 from the lender, Geneva Roth Remark Holdings, Inc. The proceeds will be used for general corporate purposes. The Second Geneva Note (i) accrues interest at a rate of 22% per annum, (ii) can be converted 180 days from December 19, 2019 at a discount of 39% to the lowest trading price during the twenty consecutive trading days immediately preceding the date of conversion, and, (iii) is due and payable December 19, 2020. The conversion price is subject to adjustment for stock splits, reverse stock splits, stock dividends, and other similar transactions and terms. The Second Geneva Note was issued in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws.

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

On April 16, 2020, the Company converted $6,793.83 of a promissory note into 452,922 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On April 17, 2020 the Company issued a total of 11,935,000 shares of its common stock to twelve (12) individuals, each of whom was either an employee or services provider to the Company. The shares were issued under the Company’s S-8 filed with the SEC on May 20, 2019 (SEC File No. 333-231615).

On April 22, 2020, the Company converted $20,000 of a promissory note into 1,388,888 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On April 27, 2020, the Company converted $19,922.10 of a promissory note into 1,811,100 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On April 28, 2020 the Company issued a total of 1,496,516 shares of its common stock to three persons who had previously invested $1,775,000 in the Company though the Company had not yet issued them their respective shares. These shares were issued for this prior investment, and the issuance was exempt under Section 4(a)(2) of the Securities Act.

On April 28, 2020, the Company converted $24,540 of a promissory note into 1,804,411 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On May 02, 2020, the Company converted $15,600 of a promissory note into 2,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On May 06, the Company converted $10,080 of a promissory note into 1,680,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On May 06, the Company converted $8,490.72 of a promissory note into 2,166,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On May 07, the Company converted $11,494.90 of a promissory note into 2,357,929 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On May 12, the Company converted $14,700 of a promissory note into 2,450,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document

2.1	Share Exchange Agreement dated December 31, 1998, by and between the Company and Rebound Corp., incorporated by reference to Exhibit 10.7 to Form 10-SB/A as filed by the Company with the Securities and Exchange Commission on January 7, 2000.

3.1	Articles of Incorporation of the Company, dated May 04, 1998, incorporated by reference to Exhibit 3(I) to Form 10-SB as filed by the Company with the Securities and Exchange Commission on January 4, 2000.

3.2	Amended and Restated Articles of Incorporation of the Company, dated May 01, 2018, incorporated by reference to Exhibit 3.2 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

3.3	Certificate of Designation for Preferred Series A Stock of the Company, dated May 28, 2008, incorporated by reference to Exhibit 3.3 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

3.4	Amendment to Certificate of Designation for Preferred Series A Stock of the Company, dated April 27, 2018, incorporated by reference to Exhibit 3.4 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

3.5	Bylaws of the Company, incorporated by reference to Exhibit I to Form 10-SB as filed by the Company with the Securities and Exchange Commission on January 4, 2000.

4.1	Convertible Note issued by the Company on October 17, 2014 in favor of Atlantic Holding Corp. in the original principal amount of $125,000 incorporated by reference to Exhibit 4.1 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

4.2	8% Convertible Redeemable Note issued by the Company on October 16, 2018 in favor of AFT Funding Corp. in the original principal amount of $110,000 incorporated by reference to Exhibit 4.2 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

4.3	8% Convertible Redeemable Note issued by the Company on October 23, 2018 in favor of Smea2Z LLC in the original principal amount of $220,000 incorporated by reference to Exhibit 4.3 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

4.4	Convertible Redeemable Note issued by the Company on April 15, 2019 in favor of Auctus Fund, LLC in the original principal amount of $600,000 incorporated by reference to Exhibit 4.1 to Form 8-K as filed by the Company with the Securities and Exchange Commission on 19 April 2019.

4.5	Common Stock Purchase Warrant Agreement issued in favor of Auctus Fund, LLC on 15 April 2019 for the purchase of 60,000,000 shares of Common Stock at $0.005 per share, incorporated by reference to Exhibit 4.2 to Form 8-K as filed by the Company with the Securities and Exchange Commission on 19 April 2019.

10.1	Asset Purchase Agreement dated January 26, 2018 by and between Myriad Software Productions, LLC and Data443 Risk Management, Inc., incorporated by reference to Exhibit 10.1 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.2	Secured Promissory Note dated January 26, 2018 issued by Data443 Risk Management, Inc. in favor of Myriad Software Productions, LLC in the original principal amount of $250,000, incorporated by reference to Exhibit 10.2 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.3	Security Agreement dated January 26, 2018 executed by Data443 Risk Management, Inc. in favor of Myriad Software Productions, LLC, incorporated by reference to Exhibit 10.3 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.4	Share Exchange Agreement dated June 29 2018 by and between LandStar, Inc.; Data443 Risk Mitigation, Inc.; and, Jason Remillard, incorporated by reference to Exhibit 10.4 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.5	Asset Purchase Agreement dated October 22, 2018 by and between Data443 Risk Mitigation, Inc.; Modevity, LLC; and, Jim Coyne, incorporated by reference to Exhibit 10.5 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.6	Secured Promissory Note dated October 22, 2018 issued by Data443 Risk Management, Inc. in favor of Modevity, LLC in the original principal amount of $750,000, incorporated by reference to Exhibit 10.6 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.7	Security Agreement dated October 22, 2018 executed by Data443 Risk Management, Inc. in favor of Modevity, LLC, incorporated by reference to Exhibit 10.7 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.8	Debt Restructuring Agreement dated September 30, 2018 by and between LandStar, Inc. and Blue Citi LLC, incorporated by reference to Exhibit 10.8 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.9	Consolidated Note dated September 30, 2018 issued by LandStar, Inc. in favor of Blue Citi LLC Modevity, LLC in the original principal amount of $829,680, incorporated by reference to Exhibit 10.9 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.10	Form of Common Stock Purchase Agreement executed in connection with the issuance in December 2018 of 252.016,130 shares of the Company’s common stock in exchange for $500,000, incorporated by reference to Exhibit 10.10 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.11	Form of Common Stock Purchase Warrant issued in December 2018 in connection with the Common Stock Purchase Agreement and the issuance thereunder, for a total of 50,403,226 warrants, incorporated by reference to Exhibit 10.11 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.12	Form of Exclusive License and Management Agreement entered into with Wala, Inc. on 07 February 2019, incorporated by reference to Exhibit 10.1 to Form 8-K as filed by the Company with the Securities and Exchange Commission on 11 February 2019.

10.13	Form of Stock Purchase Rights Agreement entered into with Rory Welch on 07 February 2019, incorporated by reference to Exhibit 10.2 to Form 8-K as filed by the Company with the Securities and Exchange Commission on 11 February 2019.

10.14	Form of Business Covenants Agreement entered into with Wala, Inc. and Rory Welch on 07 February 2019, incorporated by reference to Exhibit 10.3 to Form 8-K as filed by the Company with the Securities and Exchange Commission on 11 February 2019.

10.15	Form of Securities Purchase Agreement executed in connection with the issuance on 15 April 2019 of the Company’s convertible promissory note, incorporated by reference to Exhibit 10.1 to Form 8-K as filed by the Company with the Securities and Exchange Commission on 19 April 2019.

10.16	Form of Common Stock Purchase Agreement executed in connection with the issuance in February 2019, of 418,451,781 shares of the Company’s common stock in exchange for $500,000, incorporated by reference to Exhibit 10.18 to Form 10-Q as filed by the Company with the Securities and Exchange Commission on 15 May 2019.

10.17	Form of Common Stock Purchase Warrant issued in February 2019, in connection with the Common Stock Purchase Agreement and the issuance thereunder, for a total of 218,413,977 warrants, incorporated by reference to Exhibit 10.17 to Form 10-Q as filed by the Company with the Securities and Exchange Commission on 15 May 2019.

10.18†	Employment Agreement, effective May 01, 2019, between the Company and Steven Dawson, incorporated by reference to Exhibit 10.18 to Form 10-Q as filed by the Company with the Securities and Exchange Commission on 15 May 2019.

21.1*	List of subsidiaries of the Company.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(*)	Filed herewith.

(†)	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, our Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2020	DATA443 RISK MITIGATION, INC.

	By:	/s/ Jason Remillard
	Name:	JASON REMILLARD
	Title:	Chief Executive Officer, (Principal Executive Officer)

