Form 10-Q
period 2020-06-30
Data443 Risk Mitigation, Inc.
filed 2020-08-06
CIK 1068689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2020

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

Yes [  ] No [X]

The outstanding number of shares of common stock as of August 05, 2020 was: 303,248,465.

Documents incorporated by reference: None

DATA443 RISK MITIGATION, INC.

FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DATA443 RISK MITIGATION, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2020	2019
Assets
Current assets
Cash	$548,793	$18,673
Accounts receivable	33,612	63,556
Inventory	8,301	8,301
Prepaid expense and other current assets	323	807
Total current assets	591,029	91,337

Property and equipment, net	232,329	100,127
Operating lease right-of-use assets, net	282,699	395,388
Intellectual property, net of accumulated amortization	2,264,062	3,141,938
Deposits	31,440	20,944
Total Assets	$3,401,559	$3,749,734

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$217,364	$379,325
Payroll liabilities	131,729	28,870
Deferred revenue	1,153,677	728,749
Interest payable	119,039	59,979
Notes payable	425,517	165,120
Convertible notes payable, net of unamortized discount	2,891,253	3,212,786
Derivative liability	9,275,204	2,601,277
Due to a related party	1,083,866	1,103,314
License fee payable	1,094,691	1,094,691
Operating lease liability	79,856	86,372
Finance lease liability	85,316	34,425
Total Current Liabilities	16,557,512	9,494,908

Notes payable - non-current	489,000	-
Deferred revenues - non-current	58,741	224,797
Operating lease liability - non-current	289,045	373,000
Finance lease liability - non-current	129,742	53,480
Total Liabilities	17,524,040	10,146,185

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock: 337,500 authorized; $0.001 par value 1,334 shares issued and outstanding	1	1
Common stock: 250,000,000 authorized; $0.001 par value 160,108,545 and 9,692,065 shares issued and outstanding, respectively	160,108	9,692
Additional paid in capital	20,082,520	15,204,771
Accumulated deficit	(34,365,110)	(21,610,915)
Total Stockholders’ Deficit	(14,122,481)	(6,396,451)
Total Liabilities and Stockholders’ Deficit	$3,401,559	$3,749,734

See the accompanying Notes, which are an integral part of these unaudited Consolidated Financial Statements

DATA443 RISK MITIGATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Revenue	$465,935	$358,612	$943,812	$501,403
Cost of revenue	19,097	19,195	53,386	39,746
Gross profit	446,838	339,417	890,426	461,657

Operating expenses
General and administrative	1,666,196	1,196,576	3,091,430	1,872,075
Sales and marketing	27,393	155,907	148,211	381,594
Research and development	-	-	-	4,205
Total operating expenses	1,693,589	1,352,483	3,239,641	2,257,874

Net loss from operations	(1,246,751)	(1,013,066)	(2,349,215)	(1,796,217)

Other income (expense)
Interest expense	(553,765)	(363,928)	(1,072,165)	(663,827)
Gain on contingent liability	-	150,000	-	450,000
Loss on settlement on debt	-	-	(54,000)	-
Change in fair value of derivative liability	(772,664)	2,420,622	(9,278,815)	9,233,775
Total other income (expense)	(1,326,429)	2,206,694	(10,404,980)	9,019,948

Income (loss) before income taxes	(2,573,180)	1,193,628	(12,754,195)	7,223,731
Provision for income taxes	-	-	-	-
Net income (loss)	$(2,573,180)	$1,193,628	$(12,754,195)	$7,223,731

Basic income (loss) per Common Share	$(0.04)	$0.13	$(0.32)	$0.87
Basic weighted average number of common shares outstanding	65,203,957	9,168,114	39,873,339	8,343,879

Diluted income (loss) per Common Share	$(0.04)	$0.12	$(0.32)	$0.81
Diluted weighted average number of common shares outstanding	65,203,957	9,827,784	39,873,339	8,972,919

See the accompanying Notes, which are an integral part of these unaudited Consolidated Financial Statements

DATA443 RISK MITIGATION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

For the Three Months Ended June 30, 2020

	Convertible				Additional		Total
	Preferred Series A		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - March 31, 2020	1,334	$1	19,482,091	$19,482	$16,725,143	$(31,791,930)	$(15,047,304)
Common stock issued for conversion of debt	-	-	127,194,938	127,195	2,877,454	-	3,004,649
Settlement of stock subscriptions	-	-	1,496,516	1,496	(1,496)	-	-
Stock-based compensation	-	-	11,935,000	11,935	481,419	-	493,354
Net loss	-	-		-		(2,573,180)	(2,573,180)
Balance - June 30, 2020	1,334	$1	160,108,545	$160,108	$20,082,520	$(34,365,110)	$(14,122,481)

For the Six Months Ended June 30, 2020

	Convertible				Additional		Total
	Preferred Series A		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2019	1,334	$1	9,692,065	$9,692	$15,204,771	$(21,610,915)	$(6,396,451)
Common stock issued for conversion of debt	-	-	134,019,210	134,019	4,195,140	-	4,329,159
Stock issued for purchase of asset	-	-	2,465,754	2,466	(2,466)	-	-
Settlement of stock subscriptions	-	-	1,496,516	1,496	(1,496)	-	-
Stock-based compensation	-	-	12,435,000	12,435	686,571	-	699,006
Net loss	-	-	-	-	-	(12,754,195)	(12,754,195)
Balance - June 30, 2020	1,334	$1	160,108,545	$160,108	$20,082,520	$(34,365,110)	$(14,122,481)

See the accompanying Notes, which are an integral part of these unaudited Consolidated Financial Statements

DATA443 RISK MITIGATION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

For the Three Months Ended June 30, 2019

	Convertible				Additional		Total
	Preferred Series A		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - March 31, 2019	1,334	$1	8,376,908	$8,377	$10,760,255	$(14,973,441)	$(4,204,808)
Stock subscriptions	-	-	-	-	225,000	-	225,000
Warrants on stock subscriptions	-	-	-	-	250,878	-	250,878
Common issued to settle debt	-	-	1,333,332	1,333	1,508,667	-	1,510,000
Share-based compensation	-	-	-	-	318,402	-	318,402
Net income	-	-	-	-	-	1,193,628	1,193,628
Balance - June 30, 2019	1,334	$1	9,710,240	$9,710	$13,063,202	$(13,779,813)	$(706,900)

For the Six Months Ended June 30, 2019

	Convertible				Additional		Total
	Preferred Series A		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2018	1,334	$1	6,816,281	$6,816	$8,689,353	$(21,003,544)	$(12,307,374)
Settlement of stock subscriptions	-	-	336,020	336	(336)	-	-
Stock subscriptions	-	-	-	-	225,000	-	225,000
Warrants on stock subscriptions	-	-	-	-	83,334	-	83,334
Common issued to settle debt	-	-	1,999,997	2,000	3,203,000	-	3,205,000
Share-based compensation	-	-	-	-	363,409	-	363,409
Conversion of convertible debt	-	-	557,942	558	499,442	-	500,000
Net income	-	-	-	-	-	7,223,731	7,223,731
Balance - June 30, 2019	1,334	$1	9,710,240	$9,710	$13,063,202	$(13,779,813)	$(706,900)

See the accompanying Notes, which are an integral part of these unaudited Consolidated Financial Statements

DATA443 RISK MITIGATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(12,754,195)	$7,223,731
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative liability	9,278,815	(9,233,775)
Gain on contingent liability	-	(450,000)
Loss on settlement of debt	54,000	-
Stock-based compensation expense	699,006	363,409
Depreciation and amortization	909,851	592,309
Amortization of debt discount	816,949	677,021
Bad debt	50,800	-
Changes in operating assets and liabilities:
Accounts receivable	(20,856)	(494,740)
Inventory	-	(8,301)
Prepaid expenses and other assets	484	(16,597)
Accounts payable	(161,961)	208,964
Deferred revenue	258,872	397,867
Payroll liability	102,859	17,368
Accrued interest	171,639	(19,408)
Due to related parties	-	20,769
Operating lease payments	22,218	55,742
Deposit paid	(10,496)	(18,456)
Net Cash used in Operating Activities	(582,015)	(684,097)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intellectual property	-	(265,000)
Purchase of property and equipment	(5,081)	(4,629)
Net Cash used in Investing Activities	(5,081)	(269,629)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable	652,250	725,000
Proceeds from issuance of stock and member distributions	-	600,000
Capital lease payments	(31,943)	(5,452)
Proceeds from issuance of notes payable	1,077,843	-
Repayment of notes payable	(426,486)	(450,000)
Proceeds from related parties	132,656	-
Repayment to related parties	(287,104)	-
Net Cash provided by Financing Activities	1,117,216	869,548

Net change in cash	530,120	(84,178)
Cash, beginning of period	18,673	324,935
Cash, end of period	$548,793	$240,757

Supplemental cash flow information
Cash paid for interest	$43,453	$2,213
Cash paid for taxes	$-	$-

Non-cash Investing and Financing transactions:
Settlement of stock subscriptions	$1,496	$-
Settlement of accrued interest through issuance of convertible notes payable	$-	$75,000
Settlement of convertible notes payable through issuance of common stock	$1,153,596	$-
Resolution of derivative liability upon conversion of debt	$3,175,563	-
Equipment paid by capital lease	$159,096	$-
Derivative liability recognized as debt discount	$570,675	$-

See the accompanying Notes, which are an integral part of these unaudited Consolidated Financial Statements

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

NOTE 1: BUSINESS DESCRIPTION

Data443 Risk Mitigation, Inc. (the “Company”) was incorporated as a Nevada corporation on May 4, 1998. On October 15, 2019, the Company changed its name from LandStar, Inc. to Data443 Risk Mitigation, Inc. within the state of Nevada.

The Company is an industry leader in All Things Data Security, providing software and services to enable secure data across local devices, network, cloud, and databases, at rest and in flight. Its suite of products and services is highlighted by: (i) ARALOC™, which is a market leading secure, cloud-based platform for the management, protection and distribution of digital content to the desktop and mobile devices, which protects an organization’s confidential content and intellectual property assets from leakage — malicious or accidental — without impacting collaboration between all stakeholders; (ii) ArcMail™, which is a leading provider of simple, secure and cost-effective enterprise data retention management, archiving and management solutions; (iii) ClassiDocs™, the Company’s award-winning data classification and governance technology, which supports CCPA, LGPD and GDPR compliance; (iv) ClassiDocs™ for Blockchain, which provides an active implementation for the Ripple XRP that protects blockchain transactions from inadvertent disclosure and data leaks; (v) Data443 Global Privacy Manager™, the privacy compliance and consumer loss mitigation platform which is integrated with ClassiDocs™ to do the delivery portions of GDPR and CCPA as well as process Data Privacy Access Requests – removal request – with inventory by ClassiDocs™; enables the full lifecycle of Data Privacy Access Requests, Remediation, Monitoring and Reporting; (vi) Data443™ Chat History Scanner, which scans chat messages for Compliance, Security, PII, PI, PCI & custom keywords; (vii) DATAEXPRESS®, the leading Data transport, transformation and delivery product trusted by leading financial organizations worldwide; (viii)The CCPA Framework WordPress plugin, which enables organizations of all sizes to comply with the CCPA privacy framework; and (ix) the GDPR Framework WordPress plugin, with over 30,000 active site owners,  enables organizations of all sizes to comply with the GDPR and other privacy frameworks.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements as of June 30, 2020 include the accounts of the Company and its wholly-owned subsidiary, Data 443 Risk Mitigation, Inc., a North Carolina operating company, and the operations of Myriad Software Productions, LLC through September 2018 when it was liquidated. Prior to the acquisition of Data 443 Risk Mitigation, Inc. in North Carolina and the assets of Myriad Software Productions, LLC in 2018, these two entities were controlled by our sole director and officer, Jason Remillard. On November 17, 2017, Mr. Remillard acquired control of Data443 Risk Mitigation, Inc. through his purchase of all the outstanding Series A preferred shares of the Company, and as a result, these two entities became common controlled entities that require consolidation of results with the reporting company, Data443 Risk Mitigation, Inc., from the time common control occurred. All intercompany accounts and activities have been eliminated. These consolidated financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

Interim Financial Statements

These unaudited consolidated financial statements have been prepared in accordance U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2019 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”) on April 17, 2020. The results of operations for the six months ended June 30, 2020, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2020.

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

Revenue Recognition

The Company derives revenue primarily from contracts for subscription to access our SaaS platforms and, to a much lesser degree, ancillary services provided in connection with subscription services. The Company’s contracts include the performance obligations that require us to provide access to the platforms, usually on an annual subscription. The Company’s contracts are for subscriptions to DataExpress®, ArcMail™, and ARALOCTM, hosting of the platforms and related services. Custom work for specific deliverables is documented in the statements of work. Customers may enter into subscription and various statements of work concurrently or consecutively. Most of the Company’s performance obligations are not considered to be distinct from the subscription to DataExpress®, ArcMail™, and ARALOCTM, hosting of the platform and related services and are combined into a single performance obligation. New statements of work and modifications of contracts are reviewed each reporting period and significant judgment is applied as to nature and characteristics of the new or modified performance obligations on a contract by contract basis.

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

Deferred Revenue

Deferred revenue mostly consists of service subscriptions received from users in advance of revenue recognition. The deferred revenue balance for the period ended June 30, 2020 was driven by cash payments from customers in advance of satisfying our performance obligations, offset by revenue recognized that was included in the deferred revenue balance at the beginning of the period.

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

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

Stock-Based Compensation

Employees - The Company accounts for stock-based compensation under the fair value method which requires all such compensation to employees, including the grant of employee stock options, to be calculated based on its fair value at the measurement date (generally the grant date), and recognized in the condensed consolidated statement of operations over the requisite service period.

Nonemployees - The Company accounts for stock-based compensation to non-employees under the fair value method which requires all such compensation to be calculated based on the fair value at the measurement date (generally the grant date), and recognized in the statement of operations over the requisite service period.

The Company recorded $699,006 in stock-based compensation expense for the six months ended June 30, 2020, compared to $363,409 in stock-based compensation expense for the six months ended June 30, 2019.

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

The Company’s financial instruments, including cash, accounts receivable, accounts payable, note payable, due to related parties and accrued liabilities, are carried at historical cost. At June 30, 2020 and December 31, 2019, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments. Management determined that liabilities created by beneficial conversion features associated with the issuance of certain convertible notes payable (see Note 5), meet the criteria of derivatives and are required to be measured at fair value. The fair value of these derivative liabilities was determined based on management’s estimate of the expected future cash flows required to settle the liabilities. This valuation technique involves management’s estimates and judgment based on unobservable inputs and is classified in level 3.

Basic and Diluted Net Income (Loss) Per Share of Common Stock

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

For the six months ended June 30, 2020, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

June 30,
2020
(Shares)
Stock options	996,693
Warrants	275,189,822
Convertible notes	558,016,399
Total	834,202,914

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company has instituted some and may take additional temporary precautionary measures intended to help ensure the well-being of its employees and minimize business disruption. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at March 31, 2020. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to collect accounts receivable and the ability of the Company to continue to provide high quality services to its clients. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of August 06, 2020, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained.

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

The Company also received a $150,000 loan (the “EID Loan”) from the U.S. Small Business Administration (the “SBA”) under the SBA’s Economic Injury Disaster Loan program. The Company received the loan proceeds on or around May 27, 2020. The EID Loan has a thirty year term and bears interest at a rate of 3.75% per annum. Monthly principal and interest payments are deferred for twelve months after the date of disbursement. The EID Loan may be prepaid at any time prior to maturity with no prepayment penalties, and is otherwise repaid at the rate of $731 per month. The proceeds from the EID Loan must be used for working capital. The Loan Authorization and Agreement and the Note executed by the Company in connection with the EID Loan contains events of default and other provisions customary for a loan of this type.

Recent Accounting Pronouncements Not Yet Adopted

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. This guidance will be effective for entities for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 on a prospective basis, with early adoption permitted. We will adopt the new standard effective January 1, 2021 and do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

During 2018, the Company made two product acquisitions, ClassiDocs™, and ARALOCTM, and completed the acquisition of one entity, Data443 Risk Mitigation, Inc. (“Data443”), the North Carolina operating company. The Company is actively seeking new products and entities to acquire, with several candidates identified in addition to the DataExpressTM product acquisition in September 2019. The Company has developed, and continues to develop, large scale relationships with cyber security, marketing and product organizations, and to market and promote ClassiDocs and other products the Company may develop or acquire. As of June 30, 2020, the Company had operating losses, negative net working capital, and an accumulated deficit.

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

NOTE 4: INTELLECTUAL PROPERTY

The following table summarizes the components of the Company’s intellectual property as of the dates presented:

	June 30,	December 31,
	2020	2019

Intellectual property:
Word press GDPR rights	$46,800	$46,800
ARALOC™	1,850,000	1,850,000
ArcMail™ License	1,445,000	1,445,000
DataExpress®	1,388,051	1,388,051
	4,729,851	4,729,851
Accumulated amortization	(2,465,789)	(1,587,913)
Intellectual property, net of accumulated amortization	$2,264,062	$3,141,938

The Company recognized amortization expense of approximately $877,876 and $586,389, for the six months ended June 30, 2020, and 2019, respectively.

Based on the carrying value of definite-lived intangible assets as of June 30, 2020, we estimate our amortization expense for the next five years will be as follows:

Amortization
Year Ended December 31,	Expense
2020 (excluding the six months ended June 30, 2020)	$476,490
2021	792,422
2022	686,816
2023	308,334
Thereafter	-
2,264,062

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

NOTE 5: LEASES

Operating lease

We have a non-cancelable operating lease for our office facility that expire in 2024. The operating lease has renewal options and rent escalation clauses. On July 1, 2020, the Company renegotiated the office lease to obtain rent expense relief for the months of April 2020 – December 2020.

We recognized total lease expense of approximately $52,217 and $55,742 for the six months ended June 30, 2020 and 2019, respectively, primarily related to operating lease costs paid to lessors from operating cash flows. As of June 30, 2020 and December 31, 2019, the Company recorded a security deposit of $10,000. We entered into our operating lease in January 2019.

Future minimum lease payments under operating leases that have initial non-cancelable lease terms in excess of one year at June 30, 2020 were as follows:

Total
Year Ended December 31,
2020 (excluding the six months ended June 30, 2020)	$45,000
2021	123,600
2022	127,300
2023	131,150
Thereafter	-
427,050
Less: Imputed interest	(58,149)
Operating lease liabilities	368,901

Operating lease liability - current	79,856
Operating lease liability - non-current	$289,045

The following summarizes other supplemental information about the Company’s operating lease as of June 30, 2020:

Weighted average discount rate	8%
Weighted average remaining lease term (years)	3.54

Finance lease

The Company leases computer and hardware under non-cancellable capital lease arrangements. The term of those capital leases is 3 years and annual interest rate is 12%. At June 30, 2020 and December 31, 2019, capital lease obligations included in current liabilities were $85,316 and $34,425, respectively, and capital lease obligations included in long-term liabilities were $129,742 and $53,480, respectively. As of June 30, 2020 and December 31, 2019, the Company recorded a security deposit of $10,944.

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

At June 30, 2020, future minimum lease payments under the capital lease obligations, are as follows:

Total

2020 (excluding the six months ended June 30, 2020)	$53,266
2021	106,532
2022	78,379
2023	10,496
Thereafter	-
248,673
Less: Imputed interest	(33,615)
Finance lease liabilities	215,058

Finance lease liability	85,316
Finance lease liability - non-current	$129,742

NOTE 6: CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

	June 30,	December 31,
	2020	2019
Convertible Notes - originated in September 2018	$993,656	$1,700,000
Convertible Notes - originated in October 2018	294,150	444,150
Convertible Notes - originated in October 2018	608,850	608,850
Convertible Notes - originated in April 2019	444,450	600,000
Convertible Notes - originated in June 2019	-	63,000
Convertible Notes - originated in November 2019	-	38,000
Convertible Notes - originated in December 2019	-	38,000
Convertible Notes - originated in January 2020	200,000	-
Convertible Notes - originated in March 2020	136,250	-
Convertible Notes - originated in March 2020	78,750	-
Convertible Notes - originated in March 2020	28,877	-
Convertible Notes - originated in March 2020	125,000	-
Convertible Notes - originated in June 2020	84,500	-
Convertible Notes - originated in June 2020	43,000	-
Convertible Notes - originated in June 2020	43,000	-
	3,080,483	3,492,000
Less debt discount and debt issuance cost	(189,230)	(279,214)
	2,891,253	3,212,786
Less current portion of convertible notes payable	2,891,253	3,212,786
Long-term convertible notes payable	$-	$-

During the six months ended June 30, 2020 and 2019, the Company recognized interest expense of $169,760 and $361,714, and amortization of debt discount, included in interest expense of $718,909 and $549,521, respectively.

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

Replacement of note

During the six months ended June 30, 2020, the Company assigned a portion of note with outstanding principal amounts of $150,000 to a lender. Our CEO paid $135,000 to repay a principal amount of $81,000 on behalf of the company. As a result, the Company recorded due to related party of $135,000 and loss on settlement of debt of $54,000.

Conversion

During the six months ended June 30, 2020, the Company converted notes with principal amounts and accrued interest of $1,153,596 into 134,019,210 shares of common stock. The corresponding derivative liability at the date of conversion of $3,175,563 was credited to additional paid in capital.

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

Promissory Notes - Issued in fiscal year 2020

During the six months ended June 30, 2020, the Company issued a total of $710,500 of notes with the following terms:

●	Terms ranging from 9 months to 12 months.

●	Annual interest rates of 10% - 12%.

●	Convertible at the option of the holders at issuance date or 6 months after issuance date.

●	Conversion prices are typically based on the discounted (25% to 50% discount) average closing prices or lowest trading prices of the Company’s shares during various periods prior to conversion. Certain note has a fixed conversion price of $0.5 for a first 5 months Certain note allows the principal amount will increase by $15,000 and the discount rate of conversion price will decrease by 18% if the conversion price is less than $$0.01.

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

The Company valued the conversion feature using the Binomial pricing model. The fair value of the derivative liability for all the notes that became convertible, including the notes issued in prior years, during the six months ended June 30, 2020 amounted to $8,682,832, and $570,675 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $8,112,157 was recognized as a “day 1” derivative loss.

NOTE 7: DERIVATIVE LIABILITIES

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Binomial pricing model to calculate the fair value as of June 30, 2020. The Binomial model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note and warrant is estimated using the Binomial valuation model.

For the period ended June 30, 2020 and the year ended December 31, 2019, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Six Months Ended	Year Ended
	June 30,	December 31,
	2020	2019
Expected term	0.02 - 5.00 years	0.25 - 5.00 years
Expected average volatility	187%- 464%	160%- 305%
Expected dividend yield	-	-
Risk-free interest rate	0.01% - 1.57%	1.55% - 2.50%

The following table summarizes the changes in the derivative liabilities during the period ended June 30, 2020:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Derivative liability as of December 31, 2019	$2,601,277

Addition of new derivatives recognized as debt discounts	570,675
Addition of new derivatives recognized as day-one loss	8,112,157
Addition of new derivatives recognized upon issuance of warrant	-
Derivative liabilities settled upon conversion of convertible note	(3,175,563)
Reclassification from APIC to derivative due to tainted instruments	-
Change in derivative liabilities recognized as loss on derivative	1,166,658
Derivative liability as of June 30, 2020	$9,275,204

The aggregate gain (loss) on derivatives during the six months ended June 30, 2020 and 2019 was ($9,278,815) and $9,233,775, respectively.

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

NOTE 8: NOTES PAYABLE

Notes payable consists of the following:

	June 30,	December 31,
	2020	2019	Maturity	Interest Rate
Promissory note - originated in October 2019	$25,060	$25,060	Due on demand	10.0%
Promissory note - originated in October 2019	25,060	25,060	Due on demand	10.0%
Promissory note - originated in November 2019	-	115,000	Due on August 19, 2020	10.0%
Promissory note - originated in April 2020	10,000	-	Due on demand	No interest
Promissory note - originated in April 2020	339,000	-	2 years	1.0%
Promissory note - originated in May 2020	150,000	-	30 years	1.0%
Promissory note - originated in June 2020	544,114	-	$3,942.86 daily payment	16.0%
	1,093,234	165,120
Less debt discount and debt issuance cost	(178,717)	-
	914,517	165,120
Less current portion of promissory notes payable	(425,517)	(165,120)
Long-term promissory notes payable	$489,000	$-

During the six months ended June 30, 2020 and 2019, the Company recognized interest expense of $18,878 and $361,714, and amortization of debt discount, included in interest expense of $98,040 and $549,521, respectively.

NOTE 9: CAPITAL STOCK AND REVERSE STOCK SPLIT

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

Preferred Stock

As of June 30, 2020, the Company is authorized to issue 337,500 shares of preferred stock with a par value of $0.001, of which 337,500 shares have been designated as Series A. As of June 30, 2020 and December 31, 2019, 1,334 shares of Series A were issued and outstanding, and each share of Series A was (i) convertible into 1,000 shares of common stock, and (ii) entitled to vote 15,000 shares of common stock on all matters submitted to a vote by shareholders voting common stock. All issued and outstanding shares of Series A Preferred Stock are held by Mr. Jason Remillard, (“Mr. Remillard”) sole director of the Company.

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

Common Stock

The Company is authorized to issue 250,000,000 shares of common stock with a par value of $0.001. All shares have equal voting rights, are non-assessable, and have one vote per share. The total number of shares of Company common stock issued and outstanding as of June 30, 2020 and December 31, 2019, respectively, was 160,108,545 and 9,692,065 shares, respectively.

During the six months ended June 30, 2020, the Company issued common stock as follows,

●	134,019,210 shares issued for conversion of debt

●	2,465,754 shares issued for the settlement of stock payable of acquisition DataExpressTM

●	1,496,516 shares issued for the settlement of stock subscription

●	11,935,000 shares issued pursuance to S-8, of which 6,000,000 shares were issued to our CEO.

●	500,000 shares issued for compensation to our former CFO

Warrants

The Company identified conversion features embedded within warrants issued during the period ended June 30, 2020. The Company has determined that the conversion feature of the Warrants represents an embedded derivative since the conversion price includes a reset provision which could cause adjustments upon conversion. During the six months ended June 30, 2020, 250,000 warrants were granted, for a period of five years from issuance, at price of $0.50 per share. As a result of the reset features, the warrants increased by 273,066,138 for the period ended June 30, 2020, and the total warrants exercisable into 275,189,822 shares of common stock at a weighted average exercise price of $0.0038 per share as of June 30, 2020. The reset feature of warrants was effective at the time that a separate convertible instrument with lower exercise price was issued. We accounted for the issuance of the Warrants as a derivative.

A summary of activity during the period ended June 30, 2020 follows:

	Warrants Outstanding
		Weighted Average
	Shares	Exercise Price
Outstanding, December 31, 2019	1,873,684	$0.4914
Granted	250,000	0.5000
Reset feature	273,066,138	0.0038
Exercised	-	-
Forfeited/canceled	-	-
Outstanding, June 30, 2020	275,189,822	$0.0038

The following table summarizes information relating to outstanding and exercisable warrants as of June 30, 2020:

Warrants Outstanding			Warrants Exercisable
	Weighted Average Remaining
Number of Shares	Contractual life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
39,792,020	3.45	$0.0038	39,792,020	$0.0038
166,684,352	3.61	$0.0038	166,684,352	$0.0038
35,818,713	4.03	$0.0038	35,818,713	$0.0038
32,894,737	4.72	$0.0038	32,894,737	$0.0038
275,189,822	3.77	$0.0038	242,295,085	$0.0038

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

NOTE 10: STOCK-BASED COMPENSATION

Stock Options

During the six months ended June 30, 2020, the Company granted options for the purchase of the Company’s common stock to certain employees, consultants and advisors as consideration for services rendered. The terms of the stock option grants are determined by the Company’s Board of Directors. The Company’s stock options generally vest upon the one-year anniversary date of the grant and have a maximum term of ten years.

The following summarizes the stock option activity for the six months ended June 30, 2020:

		Weighted-Average
	Options Outstanding	Exercise Price
Balance as of December 31, 2019	377,227	$1.86
Grants	701,434	0.12
Exercised	(6)	3,750.00
Cancelled	(81,962)	1.53
Balance as of June 30, 2020	996,693	$0.64

The weighted average grant date fair value of stock options granted during the six months ended June 30, 2020 was $0.0976. The total fair value of stock options that granted during the six ended June 30, 2020 was approximately $68,429. The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions for stock options granted during the six months ended June 30, 2020:

Expected term (years)	5.2
Expected stock price volatility	510.07%
Weighted-average risk-free interest rate	0.41%
Expected dividend	$0.00

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

The following summarizes certain information about stock options vested and expected to vest as of June 30, 2020:

		Weighted-Average
	Number of	Remaining Contractual Life	Weighted- Average
	Options	(In Years)	Exercise Price
Outstanding	996,693	9.10	$0.64
Exercisable	792,602	8.99	0.71
Expected to vest	204,091	9.55	$0.38

As of June 30, 2020 and December 31, 2019, there was $28,972 and $18,229, respectively, of total unrecognized compensation cost related to non-vested stock-based compensation arrangements which is expected to be recognized within the next year.

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

Restricted Stock Awards

During the six months ended June 30, 2020, the Company issued restricted stock awards for shares of common stock which have been reserved for the holders of the awards. Restricted stock awards were issued to certain consultants and advisors as consideration for services rendered. The terms of the restricted stock units are determined by the Company’s Board of Directors. The Company’s restricted stock shares generally vest over a period of one year and have a maximum term of ten years.

The following summarizes the restricted stock activity for the six months ended June 30, 2020:

		Weighted-Average
	Shares	Fair Value
Balance as of December 31, 2019	524,337	0.97
Shares of restricted stock granted	12,230,000	0.0002
Exercised	-	-
Cancelled	(72,145)	0.60
Balance as of June 30, 2020	12,682,192	0.04

	June 30,	December 31,
Number of Restricted Stock Awards	2020	2019
Vested	12,435,525	57,243
Non-vested	246,667	467,094

As of June 30, 2020 and December 31, 2019, there was $24,831 and $147,743, respectively, of total unrecognized compensation cost related to non-vested stock-based compensation, which is expected to be recognized over the next year.

NOTE 11: RELATED PARTY TRANSACTIONS

Jason Remillard is our Chief Executive Officer and sole director. Through his ownership of Series A Preferred Shares, Mr. Remillard has voting control over all matters to be submitted to a vote of our shareholders.

In January 2018 the Company acquired substantially all of the assets of Myriad Software Productions, LLC, which is owned 100% by Mr. Remillard. Those assets were comprised of the software program known as ClassiDocs, and all intellectual property and goodwill associated therewith. This acquisition changed the Company’s status to no longer being a “shell” under applicable securities rules. In consideration for the acquisition, the Company agreed to a purchase price of $1,500,000 comprised of: (i) $50,000 paid at closing; (ii) $250,000 in the form of our promissory note; and (iii) $1,200,000 in shares of our common stock, valued as of the closing, which equated to 1,600,000 shares of our common stock. The shares have not yet been issued and are not included as part of the issued and outstanding shares of the Company. However, these shares have been recorded as additional paid in capital within our consolidated financial statements for the period ending June 30, 2020.

On September 16, 2019, the Company entered into an Asset Purchase Agreement with DMBGroup, LLC, as discussed in Note 2. Amounts owed to DMBGroup, LLC including the note payable of $940,000 and member loans of $97,689 were recorded as amounts due to a related party. During the six months ended June 30, 2020, the Company repaid note payable of $166,646 including interest expense of $15,442. As of June 30, 2020 and December 31, 2019, the company had recorded a liability to DMBGroup totaling $677,357 and $828,561, respectively.

During the six months ended June 30, 2020, our CEO paid operating expenses of $132,655 on behalf of the Company and the Company repaid $135,900 to our CEO.

During the six months ended June 30, 2020, our CEO repaid $135,000 to purchase convertible note of $81,000 and a prepayment penalty of $54,000. As a result, the Company recorded $54,000 as loss on settlement of debt.

As of June 30, 2020 and December 31, 2019, the Company had due to related party of $1,083,866 and $1,103,314

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

NOTE 12: NET INCOME PER COMMON SHARE

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Numerator:
Net Income (Loss)	$(2,573,180)	$1,193,628	$(12,754,195)	$7,223,731

Denominator:
Weighted average common shares outstanding	65,203,957	9,168,114	39,873,339	8,343,879
Effect of dilutive shares	-	659,062	-	629,039
Diluted	65,203,957	9,827,176	39,873,339	8,972,919

Net income per common share:
Basic	$(0.04)	$0.13	$(0.32)	$0.87
Diluted	$(0.04)	$0.12	$(0.32)	$0.81

For the three and six months ended June 30, 2020, the convertible instruments are anti-dilutive and therefore, have been excluded from earnings (loss) per share.

NOTE 13: SUBSEQUENT EVENTS

Subsequent to June 30, 2020, the following transactions occurred:

On July 01, the Company converted $29,032.38 of a promissory note into 7,640,100 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

Effective July 01, the Company entered into an agreement with Blue Citi under which Blue Citi agreed to forbear from enforcing its rights under the Consolidated Note with regard certain possible events of default under the Consolidated Note, and the Company and Blue Citi further agreed to amend the Consolidated Note as follows: (i) maturity date will be March 31, 2021; (ii) Blue Citi’s right to match a lower conversion rate will now only apply to convertible notes issued after July 01, 2020; and, (iii) no further interest shall accrue on the Consolidated Note so long as there is no event of default.

Effective July 01, the Company entered into an agreement with Smea2z LLC (“Smea2z”) under which Smea2z agreed to forbear from enforcing its rights with regard certain possible events of default under that certain 8% Convertible Redeemable Note in the original principal amount of Two Hundred Twenty Thousand Dollars ($220,000) on 23 October 2018, with a maturity date of 23 July 2019 (the “SME Note”). The Company and Smea2z further agreed to amend the SME Note as follows: (i) maturity date will be September 30, 2020; (ii) Smea2z has no right to match a lower conversion rate; (iii) no conversions until October 01, 2020; and, (iv) no further interest shall accrue on the SME Note so long as there is no event of default.

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

Effective July 01, the Company entered into an agreement with Blue Citi under which Blue Citi agreed to forbear from enforcing its rights with regard certain possible events of default under that certain 8% Convertible Redeemable Note in the original principal amount of One Hundred Ten Thousand Dollars ($110,000) on 16 October 2018, with a maturity date of 16 July 2019 (the “AFT Note”). The Company and Blue Citi further agreed to amend the AFT Note as follows: (i) maturity date will be September 30, 2020; (ii) Blue Citi has no right to match a lower conversion rate; (iii) no conversions until October 01, 2020; and, (iv) no further interest shall accrue on the AFT Note so long as there is no event of default.

Effective July 01, the Company entered into an agreement with Blue Citi under which Blue Citi agreed to forbear from enforcing its rights under the Credit Line Note with regard certain possible events of default under the Credit Line Note, and the Company and Blue Citi further agreed to amend the Credit Line Note as follows: (i) maturity date will be June 30, 2021; (ii) Blue Citi no longer has a right to match a lower conversion rate; (iii) the conversion rate will be set at 40%; (iv) conversions can start at the earlier of (a) the maturity date or, (b) both the AFT Note and Smea2z Note are paid in full; and, (v) as additional consideration, the Company issued the Penalty Note to Blue, as discussed below.

Effective July 01, the Company issued to Blue Citi a Convertible Promissory Note (the “Penalty Note”) in the aggregate principal amount of $25,000 as additional consideration for amendment and forbearance of the Credit Line Note. The Penalty Note (i) accrues interest at a rate of 10% per annum; (ii) can be converted starting on April 01, 2021, at a discount of 40% to the lowest trading price during the twenty consecutive trading days immediately preceding the date of conversion; (iii) Blue Citi has no right to match a lower conversion rate; and, (iv) is due and payable July 01, 2021. The conversion price is subject to adjustment for stock splits, reverse stock splits, stock dividends, and other similar transactions and terms. The Penalty Note was issued in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws.

On July 01, the Company issued a Convertible Promissory Note (the “July Blue Citi Note”) in the aggregate principal amount of $150,000, and received gross proceeds of $140,000 from the lender, Blue Citi. The proceeds will be used for general corporate purposes. The July Blue Citi Note (i) accrues interest at a rate of 10% per annum, (ii) can be converted starting on April 01, 2020, at a discount of 40% to the lowest trading price during the twenty consecutive trading days immediately preceding the date of conversion; (iii) Blue Citi has no right to match a lower conversion rate; and, (iv) is due and payable July 01, 2021. The conversion price is subject to adjustment for stock splits, reverse stock splits, stock dividends, and other similar transactions and terms. The July 23 Geneva Note was issued in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws.

On July 06, the Company converted $28,500 of a promissory note into 7,500,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On July 10, the Company converted $33,230.62 of a promissory note into 8,744,900 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On July 10, the Company converted $20,000 of a promissory note into 4,210,526 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On July 16, the Company converted $33,060 of a promissory note into 8,700,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On July 17, the Company converted $37,336.90 of a promissory note into 9,825,500 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On July 20, the Company converted $34,200 of a promissory note into 9,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

On July 21, the Company converted $3,800 of a promissory note into 1,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On July 22, the Company converted $40,906.62 of a promissory note into 10,764,900 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On July 23, the Company converted $39,900 of a promissory note into 10,500,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On July 23, 2020, the Company issued a Convertible Promissory Note (the “July 23 Geneva Note”) in the aggregate principal amount of $43,000, and received gross proceeds of $40,000 from the lender, Geneva Roth Remark Holdings, Inc. The proceeds will be used for general corporate purposes. The July 23 Geneva Note (i) accrues interest at a rate of 22% per annum, (ii) can be converted 180 days from July 23, 2020 at a discount of 39% to the lowest trading price during the twenty consecutive trading days immediately preceding the date of conversion, and, (iii) is due and payable July 23, 2021. The conversion price is subject to adjustment for stock splits, reverse stock splits, stock dividends, and other similar transactions and terms. The July 23 Geneva Note was issued in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws.

On July 27, the Company converted $14,469.19 of a promissory note into 3,014,415 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On July 27, the Company converted $43,700 of a promissory note into 11,500,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

Effective July 28, the company entered into an Advisory Board Agreement (the “Advisory Agreement”) with Omkharan Arasaratnam (the “Advisor”). Pursuant to the Advisory Agreement, the Advisor joined the Advisory Board of the Company for a term of 12-months, although either party may terminate the Advisory Agreement early upon proper notice. The Company agreed to issue to the Advisor five million (5,000,000) shares of its common stock to the Advisor, which shares shall vest at the rate of 25% every 3-months under the Advisory Agreement. The issuance was exempt under Section 4(a)(2) of the Securities Act. A copy of the Advisory Agreement is attached hereto as Exhibit 10.19.

On July 29, the Company converted $45,600 of a promissory note into 12,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On July 29, the Company converted $47,880.38 of a promissory note into 12,600,100 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On July 31, the Company converted $46,130 of a promissory note into 12,139,479 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On August 03, the Company issued a Convertible Promissory Note (the “August Blue Citi Note”) in the aggregate principal amount of $200,000, and received gross proceeds of $185,000 from the lender, Blue Citi. The proceeds will be used for general corporate purposes. The August Blue Citi Note (i) accrues interest at a rate of 10% per annum; (ii) can be converted starting on February 03, 2021, at a discount of 40% to the lowest trading price during the twenty consecutive trading days immediately preceding the (a) date of conversion or (b) issue date of the August Blue Citi Note; (iii) Blue Citi has no right to match a lower conversion rate; (iv) has prepayment premiums, and can be prepaid only during the first 6-months of the August Blue Citi Note; and, (v) is due and payable August 03, 2021. The conversion price is subject to adjustment for stock splits, reverse stock splits, stock dividends, and other similar transactions and terms. The August Blue Citi Note was issued in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws.

Effective August 03, the Company entered into an agreement with Blue Citi under which Blue Citi agreed to the following amendments to the respective convertible promissory notes:

AFT Note: maturity date extended to June 30, 2021.

Credit Line Note: (i) add the same prepayment premiums as under the August Blue Citi Note; and, (ii) six (6) months to prepay the Credit Line Note commencing on August 03, 2020.

July Blue Citi Note: (i) six (6) months to prepay the July Blue Citi Note; and, (ii) no prepayment premiums.

The conversion of all convertible promissory notes held by Blue Citi shall be covered by a single account of reserved shares with the transfer agent for the Company.

Effective August 03, the Company entered into an agreement with Smea2z LLC to amend the Smea2z Note by extending the maturity date to June 30, 2021.

On August 04, the Company converted $53,200 of a promissory note into 14,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition for the six months ended June 30, 2020 and 2019 should be read in conjunction with our consolidated financial statements, and the notes to those financial statements that are included elsewhere in this Quarterly Report.

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

Overview

Data443 Risk Mitigation, Inc. was original incorporated under the name LandStar, Inc. as a Nevada corporation on May 4, 1998, for the purpose of purchasing, developing and reselling real property, with its principal focus on the development of raw land. From incorporation through December 31, 1998, LandStar had no business operations and was a development-stage company. LandStar did not purchase or develop any properties and decided to change its business plan and operations. On March 31, 1999, the Company acquired approximately 98.5% of the common stock of Rebound Rubber Corp. pursuant to a share exchange agreement with Rebound Rubber Corp. (“Rebound Rubber”) and substantially all of Rebound Rubber’s shareholders. The acquisition was effected by issuing 14,500,100 shares of common stock, which constituted 14.5% of the 100,000,000 authorized shares of LandStar, and 50.6% of the 28,622,100 issued and outstanding shares on completion of the acquisition (all numbers are pre-reverse split). The acquisition was treated for accounting purposes as a continuation of Rebound Rubber under the LandStar capital structure. If viewed from a non-consolidated perspective, on March 31, 1999 LandStar issued 14,500,100 shares for the acquisition of the outstanding shares of Rebound Rubber.

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

The Company was effectively dormant for a number of years. In or around February 2014 there was a change in control when Kevin Hayes acquired 1,000,000 shares of the Series A (pre-reverse split), and was appointed as the sole director and officer. In or around April 2017 there was another change in control when Kevin Hayes sold the 1,000,000 shares of Series A to Hybrid Titan Management, which then proceeded to assign the Series A to William Alessi. Mr. Alessi was then appointed as the sole director and officer of the Company. Mr. Alessi initiated legal action in his home state of North Carolina to confirm, among other things, his ownership of the Series A; his “control” over the Company; and, the status of creditors of the Company. In or around June 2017 the court entered judgment in favor of Mr. Alessi.

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

In January 2018 the Company acquired substantially all of the assets of Myriad Software Productions, LLC, which is owned 100% by Mr. Remillard. Those assets were comprised of the software program known as ClassiDocs, and all intellectual property and goodwill associated therewith. This acquisition changed the Company’s status to no longer being a “shell” under applicable securities rules. In consideration for the acquisition, the Company agreed to a purchase price of $1,500,000 comprised of (i) $50,000 paid at closing; (ii) $250,000 in the form of our promissory note; and, (iii) $1,200,000 in shares of our common stock, valued as of the closing, which equated to 1,200,000,000 shares of our common stock (pre-reverse split). The shares have not yet been issued and are not included as part of the issued and outstanding shares of the Company. However, these shares have been recorded as additional paid in capital within our consolidated financial statements for the period ending 30 June 2018.

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

In June 2018, after careful analysis and in reliance upon professional advisors retained by the Company, it was determined that the Merger had, in fact, not been completed, and that the Merger was not in the best interests of the Company and its shareholders. As such, the Merger was legally terminated. In place of the Merger, in June 2018 the Company acquired all of the issued and outstanding shares of stock of Data443 (the “Share Exchange”). As a result of the Share Exchange, Data443 became a wholly-owned subsidiary of the Company, with both the Company and Data443 continuing to exist as corporate entities. The finances and business conducted by the respective entities prior to the Share Exchange will be treated as related party transactions in anticipation of the Share Exchange. As consideration in the Share Exchange, we agreed to issue to Mr. Remillard: (a) One hundred million (100,000,000) shares of our common stock; and (b) On the eighteen (18) month anniversary of the closing of the Share Exchange (the “Earn Out Date”), an additional 100,000,000 shares of our common stock (the “Earn Out Shares”) provided that Data 443 has at least an additional $1MM in revenue by the Earn Out Date (not including revenue directly from acquisitions). The aforementioned shares are all pre-reverse split. None of our shares of our common stock to be issued to Mr. Remillard under the Share Exchange have been issued. As such, none of said shares are included as part of the issued and outstanding shares of the Company. However, the shares committed to Mr. Remillard have been recorded as common shares issuable and included in additional paid-in capital and the earn out shares have been reflected as a contingent liability for common stock issuable within the consolidated financial statements as of December 31, 2019.

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

On or about October 22, 2018 we entered into an asset purchase agreement with Modevity, LLC (“Modevity”) to acquire certain assets collectively known as ARALOC™, a software-as-a service (“SaaS”) platform that provides cloud-based data storage, protection, and workflow automation. The acquired assets consist of intellectual and related intangible property including applications and associated software code, and trademarks. While the Company did not acquire any of the customers or customer contracts of Modevity, the Company did acquire access to books and records related to the customers and revenues Modevity created on the ARALOC™ platform as part of the asset purchase agreement. These assets were substantially less than the total assets of Modevity, and revenues from the platform comprised a portion of the overall sales of Modevity. We are required to create the technical capabilities to support the ongoing operation of this SaaS platform. A substantial effort on the part of the Company is needed to continue generating ARALOC™ revenues through development of a sales force, as well as billing and collection processes. We paid Modevity (i) $200,000 in cash; (ii) $750,000, in the form of our 10-month promissory note; and, (iii) 164,533,821 shares of our common stock. In July 2020 the Company completed all payments due to Modevity under the asset purchase agreement.

On June 21, 2019, the Company filed an amendment to its articles of incorporation to increase the total number authorized shares of the Company’s common stock, par value $0.001 per share, from 8,888,000,000 shares to 15,000,000,000 shares.

On September 16, 2019, the Company entered into an Asset Purchase Agreement with DMBGroup, LLC to acquire certain assets collectively known as DataExpress®, a software platform for secure sensitive data transfer within the hybrid cloud. The total purchase price of approximately $2.8 million consists of: (i) a $410,000 cash payment at closing; (ii) a promissory note in the amount of $940,000, payable in the amount of $41,661 over 24 monthly payments starting on October 15, 2019, accruing at a rate of 6% per annum; (iii) assumption of approximately $98,000 in liabilities and, (iv) approximately 2,465,753 shares of our common stock. As of September 30, 2019, these shares have not been issued and are recorded as “Stock issuable for asset purchase” included in additional paid in capital.

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

On March 05, 2020 the Company amended its Articles of Incorporation to increase the number of shares of authorized common stock to 250,000,000. On April 15, 2020 the Company further amended its Articles of Incorporation to increase the number of shares of authorized common stock to 750,000,000.

COVID-19 Update

The Company continues to closely monitor developments and is taking steps to mitigate the potential risks related to the COVID-19 pandemic to the Company, its employees and its customers. The extent to which the COVID-19 pandemic will impact our business and operations will depend on future developments that are highly uncertain. While in the near-term we may experience reductions in our billing and revenue growth rates, we are proactively managing expenditures, including reductions of non-critical and discretionary expenses, while preserving strategic investment in sales capacity and still seeking new acquisition targets and opportunities. To protect our employees while continuing to provide the services needed by our clients the Company continues to limit customer contact, and continues to minimize employee contact with other employees by having our employees work remotely while they shelter in place as required by local regulations. The dedication of our employees and their work ethic have allowed us to continue providing critical services to our customers during these challenging times.

Through June 30, 2020, there has not been a noticeable increase in accounts receivable for the Company. However, it is likely that if the COVID-19 pandemic persists and state stay-at-home orders remain in place, it is likely that more customers will be unable to keep their bills current. Further, while we have not yet experienced any interruption to our normal materials and supplies process, it is impossible to predict whether COVID-19 will cause future interruptions and delays.

Through June 30, 2020 we have not had any of our employees contract the COVID-19 virus. Should we have a significant number of our employees contract the COVID-19 virus it could have a negative impact on our ability to serve customers in a timely fashion.

For additional information on the potential effects of the COVID-19 pandemic on our business, financial condition and results of operations, see the “Risk Factors” section below in Part II, Item 1A of this Form 10-Q.

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

The Company also received a $150,000 loan (the “EID Loan”) from the U.S. Small Business Administration (the “SBA”) under the SBA’s Economic Injury Disaster Loan program. The Company received the loan proceeds on or around May 27, 2020. The EID Loan has a thirty year term and bears interest at a rate of 3.75% per annum. Monthly principal and interest payments are deferred for twelve months after the date of disbursement. The EID Loan may be prepaid at any time prior to maturity with no prepayment penalties, and is otherwise repaid at the rate of $731 per month. The proceeds from the EID Loan must be used for working capital. The Loan Authorization and Agreement and the Note executed by the Company in connection with the EID Loan contains events of default and other provisions customary for a loan of this type.

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

Outlook

Our continued objective is to further integrate our growing suite of proven industry leading data security and privacy offerings and deliver the combined offering to our growing stable of enterprise and medium-sized clients directly and via our partner channel. Data privacy concerns continue to grow lockstep with security breaches and ongoing expansion of data storage, consumption and spread of telework, telehealth and remote learning requirements.

We have utilized, and expect to continue to utilize, acquisitions to contribute to our long-term growth objectives. During fiscal 2020 we hope to continue to acquire complimentary business assets and client bases. Some of the key element to our growth strategy include, without limitation:

●	Improve and extend our technological capabilities, domestically and internationally.
●	Further integrate our product offerings to provide an unmatched data privacy platform.
●	Focus on underserved markets, such as sports teams (at all levels) and medium-sized businesses.
●	Deliver capabilities via unconventional channels, including open-source and “freemium” and trial subscription models.
●	Leverage our existing relationships for professional references, association and internal private industry level promotional events and other high-value and successful product positional activities.
●	Be prepared to capture and execute on opportunities in the acquisition marketplace.
●	Continued focus on net bookings with minimum long-term contract value.
●	Improve SaaS Services with high increasing ‘attach’ rate for additional capabilities.
●	Increase year-over-year conversions from perpetual one-time contract sales to multiyear recurring subscription revenue agreements.

We report primarily income based on recognized and deferred revenue, another measurement internally for the business is booked revenues. Management utilizes this measure to track numerous indicators such as: contract value growth; initial contract value per customer; and, certain other values that change quarter-over-quarter. These results may also be subject to, and impacted by, sales compensation plans, internal performance objectives, and other activities. We continue to increase revenue from our existing operations. We generally recognize revenue from customers ratably over the terms of their subscription, which is generally one year at a time. As a result, a substantial portion of the revenue we report in each period is attributable to the recognition of deferred revenue relating to agreements that we entered into during previous periods. Consequently, any increase or decline in new sales or renewals in any one period will not be immediately reflected in our revenue for that period. Any such change, however, would affect our revenue in future periods. Accordingly, the effect of downturns or upturns in new sales and potential changes in our rate of renewals may not be fully reflected in our results of operations until future periods.

In December 2019, COVID-19 was reported in China, in January 2020 the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern, and in March 2020 the WHO declared it a pandemic. The long-term impact of COVID-19 on our operational and financial performance will depend on certain developments including the duration, spread, severity, and potential recurrence of the virus. Our future performance will also depend on the impact of COVID-19 on our customers, partners, employee productivity, and sales cycles, including as a result of travel restrictions. These potential developments are uncertain and cannot be predicted and as such, the extent to which COVID-19 will impact our business, operations, financial condition and results of operations over the long term is unknown. Furthermore, due to our shift to a predominantly subscription model, the effect of COVID-19 may not be fully reflected in our results of operations until future periods.

While we are actively managing our response to the COVID-19 pandemic, its impact on our full-year 2020 results and beyond is uncertain. We continue to conduct business as usual with modifications to employee travel, employee work locations, customer interactions, and cancellation of certain marketing events, among other things. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers, and stockholders. The extent to which the COVID-19 pandemic may impact our longer-term operational and financial performance remains uncertain. Furthermore, due to our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods, if at all. The extent of the impact of the COVID-19 pandemic will depend on several factors, including the pace of reopening the economy around the world; the possible resurgence in the spread of the virus; the development cycle of therapeutics and vaccines; the impact on our customers and our sales cycles; the impact on our customer, employee, and industry events; and the effect on our vendors. Please see Item IA, “Risk Factors,” in this Quarterly Report on Form 10-Q for a further description of the material risks we currently face, including the risks related to the COVID-19 pandemic.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2019

Revenue

We recognized $466,000 and $944,000 of revenue during the three and six months ended June 30, 2020, respectively, compared to $359,000 and $501,000 of revenue during the three and six months ended June 30, 2019. We had net billings for the three and six months ended June 30, 2019 of $869,000 and $1,535,000, respectively, compared to $483,000 and $957,000 in the prior year periods. Deferred revenues were $1,212,000 as of June 30, 2020, an increase of $303,000 from $954,000 as of December 31, 2019.

General and Administrative Expenses

General and administrative expenses for the three and six months ended June 30, 2020 amounted to $1,666,000 and $3,091,000, respectively, as compared to $1,197,000 and $1,872,000 for the three and six months ended June 30, 2019, respectively, which are increases of $469,000, or 39%, and $1,219,000, or 65%, respectively. The expenses for the six months ended June 30, 2020 primarily consisted of management costs, costs to integrate assets we acquired and to expand sales, audit and review fees, filing fees, professional fees, and other expenses, including the re-classification of sales-related management expenses, in connection with the projected growth of the Company’s business. Expenses for the six months ended June 30, 2019 consisted of primarily the same items

Sales and Marketing Expenses

Sales and marketing expense for the three and six months ended June 30, 2020 amounted to $27,000 and $148,000, respectively, as compared to $156,000 and $382,000 for the three and six months ended June 30, 2019, respectively, which are decreases of $129,000, or 83%, and $234,000, or 61%, respectively. The expenses for the six months ended June 30, 2020 primarily consisted of developing a sales operation, with some previously reported expenses, primarily management costs, reclassified to general and administrative expenses. Expenses for the six months ended June 30, 2019 consisted of primarily the same items.

Net Income (Loss)

The net loss for the three and six months ended June 30, 2020 was $2,573,000 and $12,754,000 as compared to a gain of $1,194,000 and $7,224,000 for the three and six months ended June 30, 2019, respectively. The net loss for the three and six months ended June 30, 2020 was mainly derived from a loss on change in fair value of derivative liability of $773,000 and $9,278,000, respectively, associated with convertible notes payable and gross margins of $447,000 and $890,000, respectively, offset in part by general and administrative, and sales and marketing expenses incurred. The net gain for the three and six months ended June 30, 2019 was mainly derived from a gain on change in fair value of derivative liability of $2,421,000 and $9,234,000, respectively, associated with convertible notes payable and gross margins of $339,000 and $462,000, respectively, offset in part by general and administrative, and sales and marketing expenses incurred.

Provision for Income Tax

No provision for income taxes was recorded in either the three and six months ended June 30, 2020 or 2019, as we have incurred taxable losses in both periods.

Related Party Transactions

The following individuals and entities have been identified as related parties based on their affiliation with our CEO and sole director, Jason Remillard:

Jason Remillard

Myriad Software Productions, LLC

The following amounts were owed to related parties, affiliated with the CEO and Chairman of the Board, at the dates indicated:

	June 30, 2020	December 31, 2019
Jason Remillard	$407,000	$275,000

CASH FLOW FOR THE SIX MONTHS ENDED JUNE 30, 2020 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2019

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of June 30, 2020, our principal sources of liquidity were cash or cash equivalents of $549,000, trade accounts receivable of $34,000, and other current assets of $9,000, as compared to cash or cash equivalents of $19,000, trade accounts receivable of $64,000, and other current assets of $9,000 as of December 31, 2019.

During the last two years, and through the date of this Quarterly Report, we have faced an increasingly challenging liquidity situation that has impacted our ability to execute our operating plan. We started generating revenue in the fourth quarter of 2018, and we have continued to increase revenue through the date of this Quarterly Report as we have actively sought to grow our business in the data security market. We have also been required to maintain our corporate existence; satisfy the requirements of being a public company; and, have chosen to become a mandatory filer with the SEC. We will need to obtain capital to continue operations. There is no assurance that our Company will be able to secure such funding on acceptable (or any) terms. During the six months ended June 30 2020 and 2019, we reported a loss from operations of $2,349,000 and $1,796,000, respectively; and, used cash flows from operating activities totaling $582,000 and $684,000, respectively, for the same periods. We had a beginning cash balance of $19,000 as of January 01, 2020, and a beginning cash balance of $325,000 as of January 01, 2019.

As of June 30, 2020, we had assets of cash in the amount of $549,000 and other current assets in the amount of $42,000. As of June 30, 2020, we had current liabilities of $16,558,000. The Company’s accumulated deficit was $34,365,000, largely due to derivate liability treatments.

As of June 30, 2019, we had assets of cash in the amount of $241,000 and other current assets in the amount of $521,000. As of June 30, 2019, we had current liabilities of $3,401,000. The Company’s accumulated deficit was $13,780,000, largely due to derivate liability treatments.

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

We are obligated to file annual, quarterly and current reports with the SEC pursuant to the Exchange Act. In addition, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the rules subsequently implemented by the SEC and the Public Company Accounting Oversight Board have imposed various requirements on public companies, including requiring changes in corporate governance practices. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities of ours more time- consuming and costly. In order to meet the needs to comply with the requirements of the Securities Exchange Act, we will need investment of capital.

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

Investing Activities

During the six months ended June 30, 2020, we used funds in investing activities of $5,000 to acquire equipment. During the six months ended June 30, 2019, we used funds in investing activities of $265,000 to acquire an exclusive license for software and $5,000 to acquire furniture and fixtures.

Financing Activities

During the six months ended June 30, 2020 we raised net proceeds of $652,000 through the issuance of our convertible promissory notes in the gross amount of $711,000. We also raised net proceeds of $1,077,000 through the issuance of our promissory notes and repaid 426,000 on notes payable. We raised proceeds of $133,000 through loans from related parties and repaid $287,000 to related parties. By comparison, during the six months ended June 30, 2019 we raised $500,000 through the issuance of 557,936 shares of our common stock and warrants to acquire 291,219 shares of our common stock, $225,000 for stock subscriptions of commons stock and warrants to be issued later, and $600,000 from issuance of convertible debt, offset in part through repayment of $450,000 on notes payable.

We are dependent upon the receipt of capital investment or other financing to fund our ongoing operations and to execute our business plan for growth in the data security market. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our plan of operations.

Going Concern

The consolidated financial statements accompanying this Quarterly Report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our Company continues to generate increasing revenues, though it has never paid any dividends and is unlikely to pay dividends. The continuation of our company as a going concern is dependent upon the ability of our company to obtain necessary financing to continue our growth and operating objectives, and the attainment of continued profitable operations. As of June 30, 2020, our Company has an accumulated deficit of $34,365,110. We do not have sufficient working capital to enable us to carry out our plan of operation for the next twelve months.

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

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, under the supervision and participation of our Chief Executive Officer, who is our principal executive officer and our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period by this Form 10-Q. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer concluded that as of June 30, 2020, our disclosure controls and procedures are not effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management’s Report of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s chief executive officer, its president, and chief financial officer conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2020 based on the criteria establish in Internal Control Integrated Framework issued by the 2013 Committee of Sponsoring Organizations of the Treadway Commission (“ICFR”).

Our ICFR includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2.	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management; and

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management assessed the effectiveness of the Company’s ICFR as of June 30, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our ICFR and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of June 30, 2020, our ICFR was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding ICFR. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Because of its inherent limitations, ICFR may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

There are no material changes from the legal proceedings previously reported in the Company’s Quarterly Report on Form 10-Q for the three months ended March 30, 2020.

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

On 06 February 2019 the Company agreed to issue a total of 557,936 restricted shares of its common stock for subscriptions of $500,000. The Company received the entire amount of the proceeds, which will be used for general corporate purposes. In connection with the issuance of the shares, the Company also agreed to issue to the subscribers warrants to acquire a total of 291,219 shares of our common stock at a strike price of $2.175 per share, with a cashless exercise feature and a five (5) year term. The issuance was exempt under Section 4(a)(2) of the Securities Act.

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

On September 16, 2019, the Company entered into an Asset Purchase Agreement with DMBGroup, LLC to acquire certain assets collectively known as DataExpressTM, a software platform for secure sensitive data transfer within the hybrid cloud. The total purchase price of approximately $2.8 million consists of: (i) a $410,000 cash payment at closing; (ii) a promissory note in the amount of $940,000, payable in the amount of $41,661 over 24 monthly payments starting on October 15, 2019, accruing at a rate of 6% per annum; (iii) assumption of approximately $98,000 in liabilities and, (iv) 2,465,754 shares of our common stock.

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

On January 08, 2020, the Company issued a Convertible Promissory Note (the “Credit Line Note”) in the aggregate principal amount of $200,000 on account of previously receiving gross proceeds of $200,000 from the lender, Blue Citi. The proceeds were used for general corporate purposes. The Credit Line Note (i) accrues interest at a rate of 10% per annum, (ii) can be converted at a discount of 20% to the lowest trading price during the twenty consecutive trading days immediately preceding the date of conversion, and, (iii) is due and payable September 30, 2020. The conversion price is subject to adjustment for stock splits, reverse stock splits, stock dividends, and other similar transactions and terms. The Credit Line Note was issued in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws.

On January 6, 2020, the Company issued a total of 2,465,754 shares of its common stock to three individuals in connection with the transaction closed on September 16, 2019, in which we acquired certain assets collectively known as DataExpress® from DMBGroup, LLC. The issuance was exempt under Section 4(a)(2) of the Securities Act.

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

On May 14, the Company converted $15,000 of a promissory note into 2,500,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On May 19, the Company converted $16,620 of a promissory note into 2,770,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On May 21, the Company converted $16,800 of a promissory note into 2,800,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On May 26, the Company converted $18,000 of a promissory note into 3,000.000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On May 26, the Company converted $14,627.62 of a promissory note into 3,000,538 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On May 26, the Company converted $11,761.96 of a promissory note into 3,000,500 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On May 28, the Company converted $20,700 of a promissory note into 3,450,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On May 29, the Company converted $13,522.42 of a promissory note into 3,449,597 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On June 02, the Company converted $21,600 of a promissory note into 3,600,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On June 04, the Company converted $23,400 of a promissory note into 3,900,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On June 05, the Company converted $15,576.50 of a promissory note into 3,973,597 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On June 09, the Company converted $26,100 of a promissory note into 4,350,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On June 10, the Company converted $20,000 of a promissory note into 4,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On June 10, 2020, the Company issued a Convertible Promissory Note (the “JSJ Note”) in the aggregate principal amount of $84,500, and received gross proceeds of $75,000 from the lender, JSJ Investment Inc. The proceeds will be used for general corporate purposes. The JSJ Note (i) accrues interest at a rate of 12% per annum, (ii) can be converted 180 days from June 10, 2020 at a discount of 25% to the lowest trading price during the twenty consecutive trading days immediately preceding the date of conversion, and, (iii) is due and payable June 10, 2021. The conversion price is subject to adjustment for stock splits, reverse stock splits, stock dividends, and other similar transactions and terms. The JSJ Note was issued in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws.

On June 11, 2020, the Company issued a Convertible Promissory Note (the “June 11 Geneva Note”) in the aggregate principal amount of $43,000, and received gross proceeds of $40,000 from the lender, Geneva Roth Remark Holdings, Inc. The proceeds will be used for general corporate purposes. The June 11 Geneva Note (i) accrues interest at a rate of 22% per annum, (ii) can be converted 180 days from June 11, 2020 at a discount of 39% to the lowest trading price during the twenty consecutive trading days immediately preceding the date of conversion, and, (iii) is due and payable June 11, 2021. The conversion price is subject to adjustment for stock splits, reverse stock splits, stock dividends, and other similar transactions and terms. The June 11 Geneva Note was issued in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws.

On June 12, the Company converted $27,000 of a promissory note into 4,500,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On June 12, the Company converted $15,000 of a promissory note into 2,343,750,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On June 16, the Company converted $24,900 of a promissory note into 3,952,381 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On June 16, the Company converted $29,100 of a promissory note into 5,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On June 17, the Company converted $21,617.03 of a promissory note into 5,571,400 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On June 19, the Company converted $34,920 of a promissory note into 6,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On June 23, the Company converted $15,000 of a promissory note into 2,419,355 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On June 23, the Company converted $23,424 of a promissory note into 6,100,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On June 24, the Company converted $24,980.82 of a promissory note into 6,573,900 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On June 24, the Company converted $24,900 of a promissory note into 4,081,967 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On June 25, the Company converted $20,000 of a promissory note into 4,210,526 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On June 25, 2020, the Company issued a Convertible Promissory Note (the “June 25 Geneva Note”) in the aggregate principal amount of $43,000, and received gross proceeds of $40,000 from the lender, Geneva Roth Remark Holdings, Inc. The proceeds will be used for general corporate purposes. The June 25 Geneva Note (i) accrues interest at a rate of 22% per annum, (ii) can be converted 180 days from June 25, 2020 at a discount of 39% to the lowest trading price during the twenty consecutive trading days immediately preceding the date of conversion, and, (iii) is due and payable June 25, 2021. The conversion price is subject to adjustment for stock splits, reverse stock splits, stock dividends, and other similar transactions and terms. The June 25 Geneva Note was issued in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws.

On June 26, the Company converted $24,700 of a promissory note into 6,500,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On June 29, the Company converted $26,600 of a promissory note into 7,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On July 01, the Company converted $29,032.38 of a promissory note into 7,640,100 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

Effective July 01, the Company entered into an agreement with Blue Citi under which Blue Citi agreed to forbear from enforcing its rights under the Consolidated Note with regard certain possible events of default under the Consolidated Note, and the Company and Blue Citi further agreed to amend the Consolidated Note as follows: (i) maturity date will be March 31, 2021; (ii) Blue Citi’s right to match a lower conversion rate will now only apply to convertible notes issued after July 01, 2020; and, (iii) no further interest shall accrue on the Consolidated Note so long as there is no event of default.

Effective July 01, the Company entered into an agreement with Smea2z LLC (“Smea2z”) under which Smea2z agreed to forbear from enforcing its rights with regard certain possible events of default under that certain 8% Convertible Redeemable Note in the original principal amount of Two Hundred Twenty Thousand Dollars ($220,000) on 23 October 2018, with a maturity date of 23 July 2019 (the “SME Note”). The Company and Smea2z further agreed to amend the SME Note as follows: (i) maturity date will be September 30, 2020; (ii) Smea2z has no right to match a lower conversion rate; (iii) no conversions until October 01, 2020; and, (iv) no further interest shall accrue on the SME Note so long as there is no event of default.

Effective July 01, the Company entered into an agreement with Blue Citi under which Blue Citi agreed to forbear from enforcing its rights with regard certain possible events of default under that certain 8% Convertible Redeemable Note in the original principal amount of One Hundred Ten Thousand Dollars ($110,000) on 16 October 2018, with a maturity date of 16 July 2019 (the “AFT Note”). The Company and Blue Citi further agreed to amend the AFT Note as follows: (i) maturity date will be September 30, 2020; (ii) Blue Citi has no right to match a lower conversion rate; (iii) no conversions until October 01, 2020; and, (iv) no further interest shall accrue on the AFT Note so long as there is no event of default.

Effective July 01, the Company entered into an agreement with Blue Citi under which Blue Citi agreed to forbear from enforcing its rights under the Credit Line Note with regard certain possible events of default under the Credit Line Note, and the Company and Blue Citi further agreed to amend the Credit Line Note as follows: (i) maturity date will be June 30, 2021; (ii) Blue Citi no longer has a right to match a lower conversion rate; (iii) the conversion rate will be set at 40%; (iv) conversions can start at the earlier of (a) the maturity date or, (b) both the AFT Note and Smea2z Note are paid in full; and, (v) as additional consideration, the Company issued the Penalty Note to Blue, as discussed below.

Effective July 01, the Company issued to Blue Citi a Convertible Promissory Note (the “Penalty Note”) in the aggregate principal amount of $25,000 as additional consideration for amendment and forbearance of the Credit Line Note. The Penalty Note (i) accrues interest at a rate of 10% per annum; (ii) can be converted starting on April 01, 2021, at a discount of 40% to the lowest trading price during the twenty consecutive trading days immediately preceding the date of conversion; (iii) Blue Citi has no right to match a lower conversion rate; and, (iv) is due and payable July 01, 2021. The conversion price is subject to adjustment for stock splits, reverse stock splits, stock dividends, and other similar transactions and terms. The Penalty Note was issued in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws.

On July 01, the Company issued a Convertible Promissory Note (the “July Blue Citi Note”) in the aggregate principal amount of $150,000, and received gross proceeds of $140,000 from the lender, Blue Citi. The proceeds will be used for general corporate purposes. The July Blue Citi Note (i) accrues interest at a rate of 10% per annum, (ii) can be converted starting on April 01, 2021, at a discount of 40% to the lowest trading price during the twenty consecutive trading days immediately preceding the date of conversion; (iii) Blue Citi has no right to match a lower conversion rate; and, (iv) is due and payable July 01, 2021. The conversion price is subject to adjustment for stock splits, reverse stock splits, stock dividends, and other similar transactions and terms. The July Blue Citi Note was issued in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws.

On July 06, the Company converted $28,500 of a promissory note into 7,500,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On July 10, the Company converted $33,230.62 of a promissory note into 8,744,900 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On July 10, the Company converted $20,000 of a promissory note into 4,210,526 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On July 16, the Company converted $33,060 of a promissory note into 8,700,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On July 17, the Company converted $37,336.90 of a promissory note into 9,825,500 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On July 20, the Company converted $34,200 of a promissory note into 9,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On July 21, the Company converted $3,800 of a promissory note into 1,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On July 22, the Company converted $40,906.62 of a promissory note into 10,764,900 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On July 23, the Company converted $39,900 of a promissory note into 10,500,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On July 23, 2020, the Company issued a Convertible Promissory Note (the “July 23 Geneva Note”) in the aggregate principal amount of $43,000, and received gross proceeds of $40,000 from the lender, Geneva Roth Remark Holdings, Inc. The proceeds will be used for general corporate purposes. The July 23 Geneva Note (i) accrues interest at a rate of 22% per annum, (ii) can be converted 180 days from July 23, 2020 at a discount of 39% to the lowest trading price during the twenty consecutive trading days immediately preceding the date of conversion, and, (iii) is due and payable July 23, 2021. The conversion price is subject to adjustment for stock splits, reverse stock splits, stock dividends, and other similar transactions and terms. The July 23 Geneva Note was issued in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws.

On July 27, the Company converted $14,469.19 of a promissory note into 3,014,415 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On July 27, the Company converted $43,700 of a promissory note into 11,500,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

Effective July 28, the company entered into an Advisory Board Agreement (the “Advisory Agreement”) with Omkharan Arasaratnam (the “Advisor”). Pursuant to the Advisory Agreement, the Advisor joined the Advisory Board of the Company for a term of 12-months, although either party may terminate the Advisory Agreement early upon proper notice. The Company agreed to issue to the Advisor five million (5,000,000) shares of its common stock to the Advisor, which shares shall vest at the rate of 25% every 3-months under the Advisory Agreement. The issuance was exempt under Section 4(a)(2) of the Securities Act. A copy of the Advisory Agreement is attached hereto as Exhibit 10.19.

On July 29, the Company converted $45,600 of a promissory note into 12,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On July 29, the Company converted $47,880.38 of a promissory note into 12,600,100 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On July 31, the Company converted $46,130 of a promissory note into 12,139,479 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On August 03, the Company issued a Convertible Promissory Note (the “August Blue Citi Note”) in the aggregate principal amount of $200,000, and received gross proceeds of $185,000 from the lender, Blue Citi. The proceeds will be used for general corporate purposes. The August Blue Citi Note (i) accrues interest at a rate of 10% per annum; (ii) can be converted starting on February 03, 2021, at a discount of 40% to the lowest trading price during the twenty consecutive trading days immediately preceding the (a) date of conversion or (b) issue date of the August Blue Citi Note; (iii) Blue Citi has no right to match a lower conversion rate; (iv) has prepayment premiums, and can be prepaid only during the first 6-months of the August Blue Citi Note; and, (v) is due and payable August 03, 2021. The conversion price is subject to adjustment for stock splits, reverse stock splits, stock dividends, and other similar transactions and terms. The August Blue Citi Note was issued in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws.

Effective August 03, the Company entered into an agreement with Blue Citi under which Blue Citi agreed to the following amendments to the respective convertible promissory notes:

AFT Note: maturity date extended to June 30, 2021.

Credit Line Note: (i) add the same prepayment premiums as under the August Blue Citi Note; and, (ii) six (6) months to prepay the Credit Line Note commencing on August 03, 2020.

July Blue Citi Note: (i) six (6) months to prepay the July Blue Citi Note; and, (ii) no prepayment premiums.

The conversion of all convertible promissory notes held by Blue Citi shall be covered by a single account of reserved shares with the transfer agent for the Company.

Effective August 03, the Company entered into an agreement with Smea2z LLC to amend the Smea2z Note by extending the maturity date to June 30, 2021.

On August 04, the Company converted $53,200 of a promissory note into 14,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document

2.1	Share Exchange Agreement dated December 31, 1998, by and between the Company and Rebound Corp., incorporated by reference to Exhibit 10.7 to Form 10-SB/A as filed by the Company with the Securities and Exchange Commission on January 7, 2000.

3.1	Articles of Incorporation of the Company, dated May 04, 1998, incorporated by reference to Exhibit 3(I) to Form 10-SB as filed by the Company with the Securities and Exchange Commission on January 4, 2000.

3.2	Amended and Restated Articles of Incorporation of the Company, dated May 01, 2018, incorporated by reference to Exhibit 3.2 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

3.3	Certificate of Designation for Preferred Series A Stock of the Company, dated May 28, 2008, incorporated by reference to Exhibit 3.3 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

3.4	Amendment to Certificate of Designation for Preferred Series A Stock of the Company, dated April 27, 2018, incorporated by reference to Exhibit 3.4 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

3.5	Bylaws of the Company, incorporated by reference to Exhibit I to Form 10-SB as filed by the Company with the Securities and Exchange Commission on January 4, 2000.

4.1	Convertible Note issued by the Company on October 17, 2014 in favor of Atlantic Holding Corp. in the original principal amount of $125,000 incorporated by reference to Exhibit 4.1 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

4.2	8% Convertible Redeemable Note issued by the Company on October 16, 2018 in favor of AFT Funding Corp. in the original principal amount of $110,000 incorporated by reference to Exhibit 4.2 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

4.3	8% Convertible Redeemable Note issued by the Company on October 23, 2018 in favor of Smea2Z LLC in the original principal amount of $220,000 incorporated by reference to Exhibit 4.3 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

4.4	Convertible Redeemable Note issued by the Company on April 15, 2019 in favor of Auctus Fund, LLC in the original principal amount of $600,000 incorporated by reference to Exhibit 4.1 to Form 8-K as filed by the Company with the Securities and Exchange Commission on 19 April 2019.

4.5	Common Stock Purchase Warrant Agreement issued in favor of Auctus Fund, LLC on 15 April 2019 for the purchase of 60,000,000 shares of Common Stock at $0.005 per share, incorporated by reference to Exhibit 4.2 to Form 8-K as filed by the Company with the Securities and Exchange Commission on 19 April 2019.

10.1	Asset Purchase Agreement dated January 26, 2018 by and between Myriad Software Productions, LLC and Data443 Risk Management, Inc., incorporated by reference to Exhibit 10.1 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.2	Secured Promissory Note dated January 26, 2018 issued by Data443 Risk Management, Inc. in favor of Myriad Software Productions, LLC in the original principal amount of $250,000, incorporated by reference to Exhibit 10.2 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.3	Security Agreement dated January 26, 2018 executed by Data443 Risk Management, Inc. in favor of Myriad Software Productions, LLC, incorporated by reference to Exhibit 10.3 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.4	Share Exchange Agreement dated June 29 2018 by and between LandStar, Inc.; Data443 Risk Mitigation, Inc.; and, Jason Remillard, incorporated by reference to Exhibit 10.4 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.5	Asset Purchase Agreement dated October 22, 2018 by and between Data443 Risk Mitigation, Inc.; Modevity, LLC; and, Jim Coyne, incorporated by reference to Exhibit 10.5 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.6	Secured Promissory Note dated October 22, 2018 issued by Data443 Risk Management, Inc. in favor of Modevity, LLC in the original principal amount of $750,000, incorporated by reference to Exhibit 10.6 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.7	Security Agreement dated October 22, 2018 executed by Data443 Risk Management, Inc. in favor of Modevity, LLC, incorporated by reference to Exhibit 10.7 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.8	Debt Restructuring Agreement dated September 30, 2018 by and between LandStar, Inc. and Blue Citi LLC, incorporated by reference to Exhibit 10.8 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.9	Consolidated Note dated September 30, 2018 issued by LandStar, Inc. in favor of Blue Citi LLC Modevity, LLC in the original principal amount of $829,680, incorporated by reference to Exhibit 10.9 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.10	Form of Common Stock Purchase Agreement executed in connection with the issuance in December 2018 of 252.016,130 shares of the Company’s common stock in exchange for $500,000, incorporated by reference to Exhibit 10.10 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.11	Form of Common Stock Purchase Warrant issued in December 2018 in connection with the Common Stock Purchase Agreement and the issuance thereunder, for a total of 50,403,226 warrants, incorporated by reference to Exhibit 10.11 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.12	Form of Exclusive License and Management Agreement entered into with Wala, Inc. on 07 February 2019, incorporated by reference to Exhibit 10.1 to Form 8-K as filed by the Company with the Securities and Exchange Commission on 11 February 2019.

10.13	Form of Stock Purchase Rights Agreement entered into with Rory Welch on 07 February 2019, incorporated by reference to Exhibit 10.2 to Form 8-K as filed by the Company with the Securities and Exchange Commission on 11 February 2019.

10.14	Form of Business Covenants Agreement entered into with Wala, Inc. and Rory Welch on 07 February 2019, incorporated by reference to Exhibit 10.3 to Form 8-K as filed by the Company with the Securities and Exchange Commission on 11 February 2019.

10.15	Form of Securities Purchase Agreement executed in connection with the issuance on 15 April 2019 of the Company’s convertible promissory note, incorporated by reference to Exhibit 10.1 to Form 8-K as filed by the Company with the Securities and Exchange Commission on 19 April 2019.

10.16	Form of Common Stock Purchase Agreement executed in connection with the issuance in February 2019, of 418,451,781 shares of the Company’s common stock in exchange for $500,000, incorporated by reference to Exhibit 10.18 to Form 10-Q as filed by the Company with the Securities and Exchange Commission on 15 May 2019.

10.17	Form of Common Stock Purchase Warrant issued in February 2019, in connection with the Common Stock Purchase Agreement and the issuance thereunder, for a total of 218,413,977 warrants, incorporated by reference to Exhibit 10.17 to Form 10-Q as filed by the Company with the Securities and Exchange Commission on 15 May 2019.

10.18†	Employment Agreement, effective May 01, 2019, between the Company and Steven Dawson, incorporated by reference to Exhibit 10.18 to Form 10-Q as filed by the Company with the Securities and Exchange Commission on 15 May 2019.

10.19†*	Advisory Board Agreement, effective July 28, 2020, between the Company and Omkharan Arasaratnam.

21.1*	List of subsidiaries of the Company.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(*)	Filed herewith.

(†)	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, our Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 6, 2020	DATA443 RISK MITIGATION, INC.

	By:	/s/ Jason Remillard
	Name:	JASON REMILLARD
	Title:	Chief Executive Officer, (Principal Executive Officer)

