Form 10-Q
period 2020-09-30
Data443 Risk Mitigation, Inc.
filed 2020-11-16
CIK 1068689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2020

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

Yes [  ] No [X]

The outstanding number of shares of common stock as of November 13, 2020 was: 827,359,992.

Documents incorporated by reference: None

DATA443 RISK MITIGATION, INC.

FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DATA443 RISK MITIGATION, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2020	2019
Assets
Current assets
Cash	$482,715	$18,673
Accounts receivable	76,977	63,556
Inventory	8,301	8,301
Prepaid expense and other current assets	721	807
Total current assets	568,714	91,337

Property and equipment, net	300,422	100,127
Operating lease right-of-use assets, net	265,613	395,388
Intellectual property, net of accumulated amortization	2,243,679	3,141,938
Deposits	31,440	20,944
Total Assets	$3,409,868	$3,749,734

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$153,902	$379,325
Payroll liabilities	111,097	28,870
Deferred revenue	1,419,556	728,749
Interest payable	120,004	59,979
Notes payable	283,683	165,120
Convertible notes payable, net of unamortized discount	2,413,367	3,212,786
Derivative liability	3,243,819	2,601,277
Due to a related party	638,345	1,103,314
License fee payable	1,094,691	1,094,691
Operating lease liability	89,903	86,372
Finance lease liability	87,901	34,425
Total Current Liabilities	9,656,268	9,494,908

Notes payable - non-current	547,025	-
Deferred revenues - non-current	49,237	224,797
Operating lease liability - non-current	256,258	373,000
Finance lease liability - non-current	106,774	53,480
Total Liabilities	10,615,562	10,146,185

Stockholders’ Deficit
Preferred stock: 337,500 authorized; $0.001 par value Series A Preferred Stock, 150,000 shares designated; $0.001 par value; 150,000 and 1,334 shares issued and outstanding, respectively	150	1
Common stock: 1,500,000,000 authorized; $0.001 par value 607,977,018 and 9,692,065 shares issued and outstanding, respectively	607,977	9,692
Additional paid in capital	28,051,429	15,204,771
Accumulated deficit	(35,865,250)	(21,610,915)
Total Stockholders’ Deficit	(7,205,694)	(6,396,451)
Total Liabilities and Stockholders’ Deficit	$3,409,868	$3,749,734

See the accompanying Notes, which are an integral part of these unaudited Consolidated Financial Statements

DATA443 RISK MITIGATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Revenue	$700,275	$628,382	$1,644,087	$1,129,785
Cost of revenue	108,363	47,236	161,749	86,982
Gross profit	591,912	581,146	1,482,338	1,042,803

Operating expenses
General and administrative	858,205	1,328,359	3,949,635	3,200,434
Sales and marketing	3,010	79,552	151,221	461,146
Research and development	-	-	-	4,205
Total operating expenses	861,215	1,407,911	4,100,856	3,665,785

Net loss from operations	(269,303)	(826,765)	(2,618,518)	(2,622,982)

Other income (expense)
Interest expense	(618,934)	(392,564)	(1,691,099)	(1,056,391)
Gain on contingent liability	-	(10,000)	-	440,000
Loss on settlement on debt	(191,833)	-	(245,833)	-
Change in fair value of derivative liability	(420,070)	(1,967,072)	(9,698,885)	7,266,703
Total other income (expense)	(1,230,837)	(2,369,636)	(11,635,817)	6,650,312

Income (loss) before income taxes	(1,500,140)	(3,196,401)	(14,254,335)	4,027,330
Provision for income taxes	-	-	-	-
Net income (loss)	$(1,500,140)	$(3,196,401)	$(14,254,335)	$4,027,330

Basic income (loss) per Common Share	$(0.00)	$(0.32)	$(0.09)	$0.45
Basic weighted average number of common shares outstanding	386,013,317	9,857,162	156,095,522	8,853,850

Diluted income (loss) per Common Share	$(0.00)	$(0.32)	$(0.09)	$0.42
Diluted weighted average number of common shares outstanding	386,013,317	9,857,162	156,095,522	9,607,448

See the accompanying Notes, which are an integral part of these unaudited Consolidated Financial Statements

DATA443 RISK MITIGATION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

For the Three Months Ended September 30, 2020

	Series A				Additional		Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - June 30, 2020	1,334	1	160,108,545	160,108	20,082,520	(34,365,110)	(14,122,481)
Settlement of stock subscriptions	144,000	144	-	-	(144)	-	-
Preferred stock issued for service	4,666	5	-	-	158,639		158,644
Common stock issued for conversion of debt	-	-	422,568,473	422,569	7,760,397	-	8,182,966
Common stock issued for exercised cashless warrant	-	-	25,300,000	25,300	(25,300)	-	-
Resolution of derivative liability upon exercise of warrant	-	-	-	-	300,387	-	300,387
Stock-based compensation	-	-	-	-	(225,070)	-	(225,070)
Net loss	-	-		-	-	(1,500,140)	(1,500,140)
Balance - September 30, 2020	150,000	$150	607,977,018	$607,977	$28,051,429	$(35,865,250)	$(7,205,694)

For the Three Months Ended September 30, 2019

	Series A Preferred Series A		Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - June 30, 2019	1,334	$1	9,710,240	$9,710	$13,063,202	$(13,779,813)	$(706,900)
Stock subscriptions	-	-	-	-	214,999	-	214,999
Stock issuable for acquisition	-	-	-	-	1,350,000	-	1,350,000
Common issued to settle debt	-	-	236,681	237	(237)	-	-
Stock-based compensation	-	-	-	-	410,640	-	410,640
Net loss	-	-	-	-	-	(3,196,401)	(3,196,401)
Balance - September 30, 2019	1,334	$1	9,946,921	$9,947	$15,038,604	$(16,976,214)	$(1,927,662)

See the accompanying Notes, which are an integral part of these unaudited Consolidated Financial Statements

DATA443 RISK MITIGATION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

For the Nine Months Ended September 30, 2020

	Series A Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance - December 31, 2019	1,334	$1	9,692,065	$9,692	$15,204,771	$(21,610,915)	$(6,396,451)
Preferred stock issued for service	4,666	5	-	-	158,639		158,644
Common stock issued for conversion of debt	-	-	556,587,683	556,588	11,955,537	-	12,512,125
Common stock issued for exercised cashless warrant	-	-	25,300,000	25,300	(25,300)	-	-
Resolution of derivative liability upon exercise of warrant	-	-	-	-	300,387	-	300,387
Stock issued for acquisition	-	-	2,465,754	2,466	(2,466)	-	-
Settlement of stock subscriptions	144,000	144	1,496,516	1,496	(1,640)	-	-
Stock-based compensation	-	-	12,435,000	12,435	461,501	-	473,936
Net loss	-	-	-	-	-	(14,254,335)	(14,254,335)
Balance - September 30, 2020	150,000	$150	607,977,018	$607,977	$28,051,429	$(35,865,250)	$(7,205,694)

For the Nine Months Ended September 30, 2019

	Series A				Additional		Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2018	1,334	$1	6,816,281	$6,816	$8,689,353	$(21,003,544)	$(12,307,374)
Settlement of stock subscriptions	-	-	336,020	336	(336)	-	-
Stock issuable for purchase of intangibles	-	-	-	-	1,350,000	-	1,350,000
Stock subscriptions	-	-	-	-	439,999	-	439,999
Warrants on stock subscriptions	-	-	-	-	83,334	-	83,334
Common issued to settle debt	-	-	2,236,678	2,237	3,202,763	-	3,205,000
Stock-based compensation	-	-	-	-	774,049	-	774,049
Conversion of convertible debt	-	-	557,942	558	499,442	-	500,000
Net income	-	-	-	-	-	4,027,330	4,027,330
Balance - September 30, 2019	1,334	$1	9,946,921	$9,947	$15,038,604	$(16,976,214)	$(1,927,662)

See the accompanying Notes, which are an integral part of these unaudited Consolidated Financial Statements

DATA443 RISK MITIGATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(14,254,335)	$4,027,330
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative liability	9,698,885	(7,266,703)
Gain on contingent liability	-	(440,000)
Loss on settlement of debt	245,833	-
Stock-based compensation expense	632,580	410,640
Depreciation and amortization	1,222,485	931,602
Amortization of debt discount	1,309,125	1,002,815
Bad debt	50,800	-
Lease liability amortization	16,564	83,613
Penalty interest	25,000	-
Changes in operating assets and liabilities:
Accounts receivable	(64,221)	(822,144)
Inventory	-	(8,301)
Prepaid expenses and other assets	86	(11,124)
Accounts payable	(305,423)	273,010
Deferred revenue	515,247	898,544
Payroll liability	82,227	15,911
Accrued interest	251,786	44,555
Due to related parties	-	(48,032)
Deposit	(10,496)	(20,944)
Net Cash used in Operating Activities	(583,857)	(929,228)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intellectual property	(190,000)	(228,291)
Purchase of property and equipment	(95,425)	(6,096)
Net Cash used in Investing Activities	(285,425)	(234,387)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable	1,352,250	600,000
Proceeds from issuance of stock	-	940,000
Finance lease payments	(52,326)	(41,269)
Proceeds from issuance of notes payable	1,168,664	-
Repayment of notes payable	(685,295)	(600,000)
Proceeds from related parties	241,942	-
Repayment to related parties	(691,911)	-
Net Cash provided by Financing Activities	1,333,324	898,731

Net change in cash	464,042	(264,884)
Cash, beginning of period	18,673	324,935
Cash, end of period	$482,715	$60,051

Supplemental cash flow information
Cash paid for interest	$65,063	$5,019
Cash paid for taxes	$-	$-

Non-cash Investing and Financing transactions:
Common stock issued for purchase of intangibles	$2,466	$1,350,000
Common stock issued for exercised cashless warrant	$25,300	$-
Settlement of stock subscriptions	$1,640	$-
Settlement of convertible notes payable through issuance of common stock	$2,963,994	$75,000
Resolution of derivative liability upon exercise of warrant	$300,387	-
Resolution of derivative liability upon conversion of debt	$9,548,131	-
Increase in due to related party from purchase of intangibles	$-	$940,000
Equipment paid by finance lease	$159,096	$-
Derivative liability recognized as debt discount	$792,175	$-
Accounts payable for purchase of intellectual property	$80,000	$-
Issuance of convertible notes for repayment of due to related party	$150,000	$-

See the accompanying Notes, which are an integral part of these unaudited Consolidated Financial Statements

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

NOTE 1: BUSINESS DESCRIPTION

Data443 Risk Mitigation, Inc. (the “Company”) was incorporated as a Nevada corporation on May 4, 1998. On October 15, 2019, the Company changed its name from LandStar, Inc. to Data443 Risk Mitigation, Inc. within the state of Nevada.

The Company is the de facto industry leader in data privacy solutions for All Things Data Security™, providing software and services to enable secure data across local devices, network, cloud, and databases, at rest and in flight. Its suite of products and services is highlighted by: (i) ARALOC™, which is a market leading secure, cloud-based platform for the management, protection and distribution of digital content to the desktop and mobile devices, which protects an organization’s confidential content and intellectual property assets from leakage — malicious or accidental — without impacting collaboration between all stakeholders; (ii) DATAEXPRESS®, the leading data transport, transformation and delivery product trusted by leading financial organizations worldwide; (iii) ArcMail™, which is a leading provider of simple, secure and cost-effective email and enterprise archiving and management solutions; (iv) ClassiDocs® the Company’s award-winning data classification and governance technology, which supports CCPA, LGPD, and GDPR compliance; (v) ClassiDocs™ for Blockchain, which provides an active implementation for the Ripple XRP that protects blockchain transactions from inadvertent disclosure and data leaks; (vi) Data443® Global Privacy Manager, the privacy compliance and consumer loss mitigation platform which is integrated with ClassiDocs™ to do the delivery portions of GDPR and CCPA as well as process Data Privacy Access Requests – removal request – with inventory by ClassiDocs™; (vii) Resilient Access™, which enables fine-grained access controls across myriad platforms at scale for internal client systems and commercial public cloud platforms like Salesforce, Box.Net, Google G Suite, Microsoft OneDrive and others; (viii) Data443™ Chat History Scanner, which scans chat messages for Compliance, Security, PII, PI, PCI & custom keywords; (ix) the CCPA Framework WordPress plugin, which enables organizations of all sizes to comply with the CCPA privacy framework; (x) FileFacets™, a Software-as-a-Service (SaaS) platform that performs sophisticated data discovery and content search of structured and unstructured data within corporate networks, servers, content management systems, email, desktops and laptops; (xi) the GDPR Framework WordPress plugin, with over 30,000 active users and over 400,000 downloads it enables organizations of all sizes to comply with the GDPR and other privacy frameworks; and (xii) IntellyWP™, a leading purveyor of user experience enhancement products for webmasters for the world’s largest content management platform, WordPress.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements as of September 30, 2020 include the accounts of the Company and its wholly-owned subsidiary, Data 443 Risk Mitigation, Inc., a North Carolina operating company, and the operations of Myriad Software Productions, LLC through September 2018 when it was liquidated. Prior to the acquisition of Data 443 Risk Mitigation, Inc. in North Carolina and the assets of Myriad Software Productions, LLC in 2018, these two entities were controlled by our sole director and officer, Jason Remillard. On November 17, 2017, Mr. Remillard acquired control of Data443 Risk Mitigation, Inc. through his purchase of all the outstanding Series A preferred shares of the Company, and as a result, these two entities became common controlled entities that require consolidation of results with the reporting company, Data443 Risk Mitigation, Inc., from the time common control occurred. All intercompany accounts and activities have been eliminated. These consolidated financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

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

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2019 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”) on April 17, 2020. The results of operations for the nine months ended September 30, 2020, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2020.

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

Revenue Recognition

The Company derives revenue primarily from contracts for subscription to access our SaaS platforms and, to a much lesser degree, ancillary services provided in connection with subscription services. The Company’s contracts include the performance obligations that require us to provide access to the platforms, usually on an annual subscription. The Company’s contracts are for subscriptions to DataExpress®, ArcMail™, and ARALOC™, hosting of the platforms and related services. Custom work for specific deliverables is documented in the statements of work. Customers may enter into subscription and various statements of work concurrently or consecutively. Most of the Company’s performance obligations are not considered to be distinct from the subscription to DataExpress®, ArcMail™, and ARALOC™, hosting of the platform and related services and are combined into a single performance obligation. New statements of work and modifications of contracts are reviewed each reporting period and significant judgment is applied as to nature and characteristics of the new or modified performance obligations on a contract by contract basis.

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

Deferred Revenue

Deferred revenue mostly consists of service subscriptions received from users in advance of revenue recognition. The deferred revenue balance for the period ended September 30, 2020 was driven by cash payments from customers in advance of satisfying our performance obligations, offset by revenue recognized that was included in the deferred revenue balance at the beginning of the period.

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

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

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

The Company recorded $473,936 in stock-based compensation expense for the nine months ended September 30, 2020, compared to $410,640 in stock-based compensation expense for the nine months ended September 30, 2019.

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

The Company’s financial instruments, including cash, accounts receivable, accounts payable, note payable, due to related parties and accrued liabilities, are carried at historical cost. At September 30, 2020 and December 31, 2019, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments. Management determined that liabilities created by beneficial conversion features associated with the issuance of certain convertible notes payable (see Note 5), meet the criteria of derivatives and are required to be measured at fair value. The fair value of these derivative liabilities was determined based on management’s estimate of the expected future cash flows required to settle the liabilities. This valuation technique involves management’s estimates and judgment based on unobservable inputs and is classified in level 3.

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

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

For the nine months ended September 30, 2020, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

September 30,
2020
(Shares)
Series A Preferred Stock	150,000,000
Stock options	11,327,991
Warrants	330,504,870
Convertible notes	20,577,778
Total	512,410,639

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company has instituted some and may take additional temporary precautionary measures intended to help ensure the well-being of its employees and minimize business disruption. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at March 31, 2020. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to collect accounts receivable and the ability of the Company to continue to provide high quality services to its clients. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of November 13, 2020, the date of issuance of this Quarterly Report on Form 10-Q. This determination may change as new events occur and additional information is obtained. Actual results could differ from our estimates and judgments, and any such differences may be material to our financial statements. These estimates may change, as new events occur and additional information is obtained.

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

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

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

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt—Debt with “Conversion and Other Options” and ASC subtopic 815-40 “Hedging—Contracts in Entity’s Own Equity”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and, (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this standard on its consolidated financial statements.

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

During 2018, the Company made two product acquisitions, ClassiDocs™, and ARALOC™, and completed the acquisition of one entity, Data443 Risk Mitigation, Inc. (“Data443”), the North Carolina operating company. During 2019, the Company completed the acquisition of selected assets of DataExpress™; and, completed a transaction under which the Company licensed the assets of ArcMail™. During the period ending September 30, 2020, the Company has completed the acquisition of selected assets of FileFacets™, and selected assets of Intelly WP™. The Company is actively seeking new products and entities to acquire, with several candidates identified. Further, the Company has actively sought to close proposed acquisitions for which letters of intent, term sheet, or similar documents have been entered into. Two of these proposed acquisitions, (i) N8 Identity, Inc.; and, (ii) Internet Software Sciences, have become problematic for the Company in that the proposed seller in each transaction has resisted the Company’s efforts to effect a final closing. After providing each proposed seller with a final offer to close, the Company has decided it is in the Company’s best interest to no longer pursue these proposed acquisitions. As a result of the decision to terminate those prospective transactions, the Company has incurred no write-downs; no impact on the Company’s customers; and, no other material impact on the over-all business of the Company. The Company has developed, and continues to develop, large scale relationships with cyber security, marketing and product organizations, and to market and promote ClassiDocs and other products the Company may develop or acquire. As of September 30, 2020, the Company had negative net working capital; an accumulated deficit; and, had reduced its operating losses,

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

We continue to monitor the effects COVID-19 could have on our operations and liquidity including our ability to collect account receivable timely from our customers due to the economic impacts COVID-19 could have on the general economy. COVID-19 has also impacted our ability to travel, meet distribution partners in their offices, present at tradeshows, and perform other enterprise-related sales functions. Many customers have still yet to return to their pre-pandemic “normal” office working conditions. These continued operating conditions have impacted our ability to execute and deploy some of our normal sales and marketing activities. While we are not unique in this position, these factors, among others, raise some doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4: INTELLECTUAL PROPERTY

On February 7, 2019, the Company entered into an Exclusive License and Management Agreement (the “License Agreement”) with WALA, INC., which conducts business under the name ArcMail Technology (“ArcMail”). Under the License Agreement, the Company was granted the exclusive right and license to receive all benefits from the marketing, selling and licensing, of the ArcMail business products, including, without limitation, the good will of the business. The term of the License Agreement is twenty-seven (27) months, with the following payments to be made by the Company to ArcMail: (i) $200,000 upon signing the License Agreement; (ii) monthly payments starting 30 days after the execution of the License Agreement in the amount of $25,000 per month during months 1-6; (iii) monthly payments in the amount of $30,000 per month during months 7-17; and (iii) in month 18, final payment in the amount of $765,000. As of December 31, 2019, the balance of payments due under the License Agreement was $1,094,691. In connection with the execution of the License Agreement, two other agreements were also executed: (a) a Stock Purchase Rights Agreement, under which the Company has the right, though not the obligation, to acquire 100% of the issued and outstanding shares of stock of ArcMail from Rory Welch, the CEO of ArcMail (the right can be exercised over a period of 27 months); and (b) a Business Covenants Agreement, under which ArcMail and Mr. Welch agreed to not compete with the Company’s use of the ArcMail business under the License Agreement for a period of twenty-four (24) months. Mr. Welch shall continue to serve as ArcMail’s CEO. The Company has not purchased any outstanding shares under the Stock Purchase Rights Agreement. As of September 30, 2020, the Company has terminated all agreements with Mr. Welch and ArcMail. The Company continues to use all assets under the License Agreement and is finalizing an agreement with the creditors of Mr. Welch and ArcMail (the creditors have taken ownership of the assets) for the Company’s continued use of all assets.

On September 16, 2019, the Company entered into an Asset Purchase Agreement (the “APA”) with DMBGroup, LLC (“DMB”) to acquire certain assets collectively known as DataExpress™, a software platform for secure sensitive data transfer within the hybrid cloud. The total purchase price of approximately $2.8 million consists of: (i) a $410,000 cash payment at closing; (ii) a promissory note in the amount of $940,000, payable in the amount of $41,661 over 24 monthly payments starting on October 15, 2019, accruing at a rate of 6% per annum; (iii) assumption of approximately $98,000 in liabilities and, (iv) approximately 2,465,753 shares of our common stock, representing $1,350,000. As of September 30, 2020, the common shares have not been issued and are recorded as a stock subscription from asset purchase.

During the year ended December 31, 2019 and 2018, the Company recorded impairment loss of $1,328,638 and $46,800, respectively. During the year ended December 31, 2019, we determined that the implied fair value of the intellectual property of DataExpress™ was substantially below the carrying value of the asset. This determination was based upon estimating the future income over the useful life of the asset and discounting it using an internal rate of return. Accordingly, we recognized an impairment loss of $1,328,638. This was based upon the following facts: (i) impairment loss is the difference of the purchase cost for DataExpress™ and the estimated fair value of DataExpress™; (ii) DataExpress™ fair value was determined using an income approach model; (iii) fair value of consideration paid by the Company was $2,716,689 at acquisition date; (iv) December 31, 2019 book value (after amortization) was $2,490,298; (v) fair value of DataExpress™ at December 31, 2019 valuation date was determined to be $1,161,660; and, (vi) December 31, 2019 impairment loss was $1,328,638 (book value less estimated fair value of DataExpress™).

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

On August 13, 2020, the Company entered into an Asset Purchase Agreement to acquire certain assets collectively known as FileFacets™, a Software-as-a-Service (SaaS) platform that performs sophisticated data discovery and content search of structured and unstructured data within corporate networks, servers, content management systems, email, desktops and laptops. The total purchase price was $135,000, which amount was paid in full at the closing of the transaction.

On September 21, 2020, the Company entered into an Asset Purchase Agreement with the owners of a business known as IntellyWP™, to acquire the intellectual property rights and certain assets collectively known as IntellyWP™, an Italy-based developer that produces WordPress plug-ins that enhance the overall user experience for webmaster and end users. The total purchase price of $135,000 consists of: (i) a $55,000 cash payment at closing; (ii) a cash payment of $40,000 upon completion of certain training; and, (iii) a cash payment of $40,000 upon the Company collecting $25,000 from the assets acquired in the subject transaction.

The following table summarizes the components of the Company’s intellectual property as of the dates presented:

	September 30,	December 31,
	2020	2019

Intellectual property:
Word press GDPR rights	$46,800	$46,800
ARALOC™	1,850,000	1,850,000
ArcMail License	1,445,000	1,445,000
DataExpress™	1,388,051	1,388,051
FileFacets™	135,000	-
IntellyWP™	135,000	-
	4,999,851	4,729,851
Accumulated amortization	(2,756,172)	(1,587,913)
Intellectual property, net of accumulated amortization	$2,243,679	$3,141,938

The Company recognized amortization expense of approximately $1,168,259 and $336,000, for the nine months ended September 30, 2020, and 2019, respectively.

Based on the carrying value of definite-lived intangible assets as of September 30, 2020, we estimate our amortization expense for the next five years will be as follows:

Amortization
Year Ended December 31,	Expense
2020 (excluding the nine months ended September 30, 2020)	$227,358
2021	909,422
2022	728,816
2023	335,333
2024	27,000
Thereafter	15,750
2,243,679

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

NOTE 5: LEASES

Operating lease

We have a non-cancelable operating lease for our office facility that expire in 2024. The operating lease has renewal options and rent escalation clauses. On July 1, 2020, the Company renegotiated the office lease to obtain rent expense relief for the months of April 2020 – December 2020.

We recognized total lease expense of approximately $76,564 and $70,000 for the nine months ended September 30, 2020 and 2019, respectively, primarily related to operating lease costs paid to lessors from operating cash flows. As of September 30, 2020 and December 31, 2019, the Company recorded a security deposit of $10,000. We entered into our operating lease in January 2019.

Future minimum lease payments under operating leases that have initial non-cancelable lease terms in excess of one year at September 30, 2020 were as follows:

Total
Year Ended December 31,
2020 (excluding the six months ended September 30, 2020)	$15,000
2021	123,600
2022	127,300
2023	131,150
Thereafter	-
397,050
Less: Imputed interest	(50,889)
Operating lease liabilities	346,161

Operating lease liability – current	89,903
Operating lease liability - non-current	$256,258

The following summarizes other supplemental information about the Company’s operating lease as of September 30, 2020:

Weighted average discount rate	8%
Weighted average remaining lease term (years)	3.29

Finance lease

The Company leases computer and hardware under non-cancellable finance lease arrangements. The term of those finance leases is 3 years and annual interest rate is 12%. At September 30, 2020 and December 31, 2019, finance lease obligations included in current liabilities were $87,901 and $34,425, respectively, and finance lease obligations included in long-term liabilities were $106,774 and $53,480, respectively. As of September 30, 2020 and December 31, 2019, the Company recorded a security deposit of $10,944.

At September 30, 2020, future minimum lease payments under the finance lease obligations, are as follows:

Total

2020 (excluding the six months ended September 30, 2020)	$26,633
2021	106,532
2022	78,379
2023	10,496
Thereafter	-
222,040
Less: Imputed interest	(27,365)
Finance lease liabilities	194,675

Finance lease liability	87,901
Finance lease liability - non-current	$106,774

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

As of September 30, 2020 and December 31, 2020, finance lease assets are included in property and equipment as follows,

	September 30,	December 31,
	2020	2019
Finance lease assets	$267,284	$109,280
Accumulated depreciation	(67,763)	(17,672)
Finance lease assets, net of accumulated depreciation	$199,521	$91,608

NOTE 6: CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

	September 30,	December 31,
	2020	2019
Convertible Notes - originated in September 2018	$92,600	$1,700,000
Convertible Notes - originated in October 2018	294,150	444,150
Convertible Notes - originated in October 2018	608,850	608,850
Convertible Notes - originated in April 2019	-	600,000
Convertible Notes - originated in June 2019	-	63,000
Convertible Notes - originated in November 2019	-	38,000
Convertible Notes - originated in December 2019	-	38,000
Convertible Notes - Issued in fiscal year 2020	1,476,500	-
	2,472,100	3,492,000
Less debt discount and debt issuance cost	(58,733)	(279,214)
	2,413,367	3,212,786
Less current portion of convertible notes payable	2,413,367	3,212,786
Long-term convertible notes payable	$-	$-

During the nine months ended September 30, 2020 and 2019, the Company recognized interest expense of $249,907 and $389,756, and amortization of debt discount, included in interest expense of $1,126,906 and $325,794, respectively.

Replacement of note

During the nine months ended September 30, 2020, the Company assigned a portion of note with outstanding principal amounts of $150,000 to a lender. Our CEO paid $135,000 to repay a principal amount of $81,000 on behalf of the company. As a result, the Company recorded due to related party of $135,000 and loss on settlement of debt of $54,000.

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

Effective September 30, 2020, the Company exchanged (i) its convertible promissory note originally issued on March 20, 2020 in the amount of $125,000 (referred to herein as the Granite Note); and, (ii) the Common Stock Purchase Warrant dated 18 March 2020 for the issuance of two hundred fifty thousand (250,0000) shares of Company Common Stock (the “Granite Warrant”) for the issuance of a new convertible promissory note issued in favor of Blue Citi LLC in the amount of $325,000 (the “Exchange Note”). Both the Granite Note and the Granite Warrant were cancelled as a result of the exchange and the issuance of the Exchange Note. Terms of the Exchange Note include, without limitation, the following:

a.	Principal balance of $325,000, which includes all accrued and unpaid interest on the Granite Note;

b.	No further interest shall accrue so long as there is no event of default;

c.	Conversions into common stock under the Exchange Note shall be effected at the lowest closing stock price during the five (5) days preceding any conversion, with -0- discount and a conversion price not below $0.007;

d.	No prepayment premiums or penalties; and

e.	Maturity date of September 30, 2021.

Conversion

During the nine months ended September 30, 2020, the Company converted notes with principal amounts and accrued interest of $2,963,994 into 556,587,683 shares of common stock. The corresponding derivative liability at the date of conversion of $9,548,131 was credited to additional paid in capital.

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

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

The note includes original issue discounts and financing costs totaling to $63,000 and the Company received cash of $676,000. Convertible notes issued in fiscal year 2018 are currently in default.

Promissory Notes - Issued in fiscal year 2020

During the nine months ended September 30, 2020, the Company issued a total of $1,641,500 of notes with the following terms:

●	Terms ranging from 5 months to 12 months.

●	Annual interest rates of 10% - 25%.

●	Convertible at the option of the holders at issuance date, after maturity date or 6 months after issuance date.

●	Conversion prices are typically based on the discounted (25% to 50% discount) average closing prices or lowest trading prices of the Company’s shares during various periods prior to conversion. Certain note has a fixed conversion price of $0.5 for a first 5 months Certain note allows the principal amount will increase by $15,000 and the discount rate of conversion price will decrease by 18% if the conversion price is less than $$0.01.

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

The Company valued the conversion feature using the Binomial pricing model. The fair value of the derivative liability for all the notes that became convertible, including the notes issued in prior years, during the nine months ended September 30, 2020 amounted to $9,879,879, and $792,175 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $9,087,704 was recognized as a “day 1” derivative loss.

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Binomial pricing model to calculate the fair value as of September 30, 2020. The Binomial model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note and warrant is estimated using the Binomial valuation model.

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

For the period ended September 30, 2020 and the year ended December 31, 2019, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2020	2019
Expected term	0.02 - 5.00 years	0.25 - 5.00 years
Expected average volatility	187%- 464%	160%- 305%
Expected dividend yield	-	-
Risk-free interest rate	0.01% - 1.57%	1.55% - 2.50%

The following table summarizes the changes in the derivative liabilities during the period ended September 30, 2020:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Derivative liability as of December 31, 2019	$2,601,277

Addition of new derivatives recognized as debt discounts	792,175
Addition of new derivatives recognized as day-one loss	9,087,704
Derivative liabilities settled upon conversion of convertible note	(9,848,518)
Change in derivative liabilities recognized as loss on derivative	611,181
Derivative liability as of September 30, 2020	$3,243,819

The aggregate gain (loss) on derivatives during the nine months ended September 30, 2020 and 2019 was ($9,698,885) and $6,813,153, respectively.

NOTE 8: NOTES PAYABLE

Notes payable consists of the following:

	September 30,	December 31,
	2020	2019	Maturity	Interest Rate
10% Promissory note - originated in October 2019	$25,060	$25,060	Due on demand	10.0%
Promissory note - originated in October 2019	25,060	25,060	Due on demand	10.0%
Promissory note - originated in November 2019	-	115,000	Due on August 19, 2020	10.0%
Promissory note - originated in April 2020	10,000	-	Due on demand	No interest
Promissory note - originated in April 2020	339,000	-	2 years	1.0%
Promissory note - originated in May 2020	150,000	-	30 years	1.0%
Promissory note - originated in June 2020	287,828	-	$3942.86 daily payment	16.0%
Promissory note - originated in September 2020	88,299	-	$2,873.89 monthly payment for 36 months	14.0%
	925,247	165,120
Less debt discount and debt issuance cost	(94,539)	-
	830,708	165,120
Less current portion of promissory notes payable	283,683	-
Long-term promissory notes payable	$547,025	$165,120

During the nine months ended September 30, 2020, the Company recognized interest expense of $22,775, and amortization of debt discount, included in interest expense of $182,219, respectively.

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

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

On August 17, 2020, the Company amended its Articles of Incorporation to increase the number of shares of authorized common stock to 1,500,000,000.

Preferred Stock

As of September 30, 2020, the Company is authorized to issue 337,500 shares of preferred stock with a par value of $0.001, of which 150,000 shares have been designated as Series A. As of September 30, 2020 and December 31, 2019, 150,000 and 1,334 shares of Series A were issued and outstanding, respectively, and each share of Series A was (i) convertible into 1,000 shares of common stock, and (ii) entitled to vote 15,000 shares of common stock on all matters submitted to a vote by shareholders voting common stock. All issued and outstanding shares of Series A Preferred Stock are held by Mr. Jason Remillard (“Mr. Remillard”), sole director of the Company.

During the nine months ended September 30, 2020, the Company issued a total of 148,666 shares of Series A preferred stock to our CEO.

Common Stock

The Company is authorized to issue 1,500,000,000 shares of common stock with a par value of $0.001. All shares have equal voting rights, are non-assessable, and have one vote per share. The total number of shares of Company common stock issued and outstanding as of September 30, 2020 and December 31, 2019, respectively, was 607,077,018 and 9,692,065 shares, respectively.

During the nine months ended September 30, 2020, the Company issued common stock as follows,

●	556,587,683 shares issued for conversion of debt

●	2,465,754 shares issued for the settlement of stock payable of acquisition DataExpress™

●	1,496,516 shares issued for the settlement of stock subscription

●	11,935,000 shares issued pursuance to S-8, of which 6,000,000 shares were issued to Mr. Remillard, who has not sold any of his shares (common or preferred)

●	500,000 shares issued for compensation to our former CFO (who has since sold all of his shares)

●	25,300,000 shares issued for cashless warrant

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

Warrants

The Company identified conversion features embedded within warrants issued during the period ended September 30, 2020. The Company has determined that the conversion feature of the Warrants represents an embedded derivative since the conversion price includes a reset provision which could cause adjustments upon conversion. During the nine months ended September 30, 2020, 330,000 warrants were granted, for a period of five years from issuance, at price of $0.50 per share. However, as of September 30, 2020, 250,000 of these original warrants, as reset, were completely cancelled and are all null and void in all respects as part of the consideration for the issuance of the Exchange Note.

As a result of the reset features, the warrants increased by 386,870,032 for the period ended September 30, 2020, and the total warrants exercisable into 330,504,870 shares of common stock at a weighted average exercise price of $0.0032 per share as of September 30, 2020. The reset feature of warrants was effective at the time that a separate convertible instrument with lower exercise price was issued. We accounted for the issuance of the Warrants as a derivative.

A summary of activity during the period ended September 30, 2020 follows:

	Warrants Outstanding
		Weighted Average
	Shares	Exercise Price
Outstanding, December 31, 2019	1,873,684	$0.4914
Granted	330,000	0.5000
Reset feature	386,870,032	0.0032
Exercised	(25,674,109)	0.0051
Forfeited/canceled	(32,894,737)	0.0032
Outstanding, September 30, 2020	330,504,870	$0.0032

The following table summarizes information relating to outstanding and exercisable warrants as of September 30, 2020:

Warrants Outstanding			Warrants Exercisable
Number of Shares	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
50,403,226	3.19	$0.0030	50,403,226	$0.0030
211,133,511	3.35	$0.0030	211,133,511	$0.0030
35,818,713	3.78	$0.0030	35,818,713	$0.0030
33,149,420	2.50	$0.0005	33,149,420	$0.0005
330,504,870	3.29	$0.0032	297,355,450	$0.0032

NOTE 10: STOCK-BASED COMPENSATION

Stock Options

During the nine months ended September 30, 2020, the Company granted options for the purchase of the Company’s common stock to certain employees, consultants and advisors as consideration for services rendered. The terms of the stock option grants are determined by the Company’s Board of Directors. The Company’s stock options generally vest upon the one-year anniversary date of the grant and have a maximum term of ten years.

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

The following summarizes the stock option activity for the nine months ended September 30, 2020:

	Options Outstanding	Weighted-Average Exercise Price
Balance as of December 31, 2019	377,227	$1.86
Grants	11,032,732	0.03
Exercised	(6)	3,750.00
Cancelled	(81,962)	1.53
Balance as of September 30, 2020	11,327,991	$0.08

The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2020 was $0.0062. The total fair value of stock options that granted during the nine ended September 30, 2020 was approximately $68,429. The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions for stock options granted during the nine months ended September 30, 2020:

Expected term (years)	0.3
Expected stock price volatility	32.49%
Weighted-average risk-free interest rate	0.03%
Expected dividend	$0.00

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

The following summarizes certain information about stock options vested and expected to vest as of September 30, 2020:

		Weighted-Average
	Number of	Remaining Contractual Life	Weighted- Average
	Options	(In Years)	Exercise Price
Outstanding	11,327,991	9.69	$0.08
Exercisable	851,439	8.80	0.70
Expected to vest	10,476,552	9.76	$0.03

As of September 30, 2020 and December 31, 2019, there was $25,413 and $18,229, respectively, of total unrecognized compensation cost related to non-vested stock-based compensation arrangements which is expected to be recognized within the next year.

Restricted Stock Awards

During the nine months ended September 30, 2020, the Company issued restricted stock awards for shares of common stock which have been reserved for the holders of the awards. Restricted stock awards were issued to certain consultants and advisors as consideration for services rendered. The terms of the restricted stock units are determined by the Company’s Board of Directors. The Company’s restricted stock shares generally vest over a period of one year and have a maximum term of ten years.

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

The following summarizes the restricted stock activity for the nine months ended September 30, 2020:

		Weighted-Average
	Shares	Fair Value
Balance as of December 31, 2019	524,337	0.97
Shares of restricted stock granted	18,430,000	0.0001
Exercised	-	-
Cancelled	(72,145)	0.60
Balance as of September 30, 2020	18,882,192	0.02

	June 30,	December 31,
Number of Restricted Stock Awards	2020	2019
Vested	12,582,192	57,243
Non-vested	6,300,000	467,094

As of September 30, 2020 and December 31, 2019, there was $4,806 and $147,743, respectively, of total unrecognized compensation cost related to non-vested stock-based compensation, which is expected to be recognized over the next year.

NOTE 11: RELATED PARTY TRANSACTIONS

Jason Remillard is our Chief Executive Officer and sole director. Through his ownership of Series A Preferred Shares, Mr. Remillard has voting control over all matters to be submitted to a vote of our shareholders.

In January 2018 the Company acquired substantially all of the assets of Myriad Software Productions, LLC, which is owned 100% by Mr. Remillard. Those assets were comprised of the software program known as ClassiDocs, and all intellectual property associated therewith. This acquisition changed the Company’s status to no longer being a “shell” under applicable securities rules. In consideration for the acquisition, the Company agreed to a purchase price of $1,500,000 comprised of: (i) $50,000 paid at closing; (ii) $250,000 in the form of our promissory note; and (iii) $1,200,000 in shares of our common stock, valued as of the closing, which equated to 1,600,000 shares of our common stock. The shares were issued in the form of 144,000 shares of the Company’s Series A preferred stock as part of the consideration under the Share Settlement Agreement dated August 14, 2020, a copy of which is attached here to as Exhibit 10.21.

On September 16, 2019, the Company entered into an Asset Purchase Agreement with DMBGroup, LLC, as discussed in Note 2. Amounts owed to DMBGroup, LLC including the note payable of $940,000 and member loans of $97,689 were recorded as amounts due to a related party. During the nine months ended September 30, 2020, the Company repaid note payable of $374,952 including interest expense of $30,452. As of September 30, 2020 and December 31, 2019, the company had recorded a liability to DMBGroup totaling $484,061 and $828,561, respectively.

During the nine months ended September 30, 2020, our CEO paid operating expenses of $241,941 on behalf of the Company and the Company repaid $247,411 to our CEO.

During the nine months ended September 30, 2020, our CEO repaid $135,000 to purchase convertible note of $81,000 and a prepayment penalty of $54,000. As a result, the Company recorded $54,000 as loss on settlement of debt.

During the nine months ended September 30, 2020 we issued to our CEO a total of 148,666 shares of Series A preferred stock.

As of September 30, 2020 and December 31, 2019, the Company had due to related party of $638,344 and $1,103,314, which arose from the DMB transaction to acquire DataExpress™.

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

NOTE 12: NET INCOME (LOSS) PER COMMON SHARE

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerator:
Net Income (Loss)	$(1,341,496)	$(3,196,401)	$(14,095,691)	$4,027,330
Net Income (loss) – diluted	$(1,341,496)	$(3,196,401)	$(14,095,691)	$4,027,330

Denominator:
Weighted average common shares outstanding	386,013,317	9,857,162	156,095,522	8,853,850
Effect of dilutive shares	-	-	-	753,598
Diluted	386,013,317	9,857,162	156,095,522	9,607,448

Net income per common share:
Basic	$(0.00)	$(0.32)	$(0.09)	$0.45
Diluted	$(0.00)	$(0.32)	$(0.09)	$0.42

For the three and nine months ended September 30, 2020 and the three months ended September 30, 2019, the convertible instruments are anti-dilutive and therefore, have been excluded from earnings (loss) per share.

NOTE 13: SUBSEQUENT EVENTS

Subsequent to September 30, 2020, the following transactions occurred:

On October 02, the Company issued a total of 119,155,869 shares of its common stock to three individuals in connection with the transaction closed on September 16, 2019, in which we acquired certain assets collectively known as DataExpress™ from DMBGroup, LLC. This represented the final issuance of shares due from the purchase of the DataExpress™ assets.

On October 07, the Company converted $92,600 of a promissory note into 30,866,666 shares of its common stock.

On October 08, the Company entered into an Asset Purchase Agreement with Resilient Network Systems, Inc. (“RNS”) to acquire the intellectual property rights and certain assets collectively known as Resilient Networks™, a Silicon Valley based SaaS platform that performs SSO and adaptive access control “on the fly” with sophisticated and flexible policy workflows for authentication and authorization. The total purchase price of $305,000 consists of: (i) a $125,000 cash payment at closing; and, (ii) the issuance of 19,148,936 shares of our common stock to RNS.

On October 21, the Company converted $131,250 of a promissory note into 37,500,000 shares of its common stock.

On November 4, the Company issued 12,711,503 shares of its common stock upon the cashless exercise of a warrant.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition for the nine months ended September 30, 2020 and 2019 should be read in conjunction with our consolidated financial statements, and the notes to those financial statements that are included elsewhere in this Quarterly Report.

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

On March 05, 2020 the Company amended its Articles of Incorporation to increase the number of shares of authorized common stock to 250,000,000. On April 15, 2020 the Company further amended its Articles of Incorporation to increase the number of shares of authorized common stock to 750,000,000. On August 17, 2020 the Company again amended its Articles of Incorporation to increase the number of shares of authorized common stock to 1.5 billion.

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

Due to the pandemic, we have been forced to adapt and change the way we have historically operated. At the end of the first quarter, we temporarily closed our office and instructed our employees to work remotely as a precautionary measure intended to minimize the risk of the virus to them, our customers, partners and the communities in which we operate. Towards the end of the second quarter, we cautiously and gradually started to open our office. While we did not require employees to work from our office, we did ensure all required adjustments were made and all local regulations and recommendations were met to ensure the safety of our employees should they voluntarily choose to work from our office. As part of the move to remote work and virtual-only customer experience, we have had to postpone or cancel customer and industry events, as well as travel to visit potential customers, or conduct them virtually. We cannot predict with certainty the impact these changes may have on our sales.

We believe that the impact of COVID-19 has increased the long-term opportunity that we see to help our customers protect their data and detect threats, as well as achieve regulatory compliance. Nevertheless, in the early stages of the pandemic, we experienced some negative impact on our results of operations in the last two weeks of the first quarter, as we believe our customers’ focus turned primarily to the safety of their employees and to positioning themselves to operate under a work-from-home environment. However, since that time, we have seen companies pivot from that emergency mode to become more focused on the elevated risks associated with having a highly distributed workforce. Companies around the world now have the majority of their employees working from potentially vulnerable home networks, accessing critical on-premises data stores and infrastructure through VPNs and in cloud data stores. We believe that the COVID-19 pandemic has significantly increased the threat of cybercrime, and that we remain positioned to help our clients protect against data and infrastructure against cybercrime. This has resulted in increase in traffic to our website. During the second and third quarters of 2020, as existing customers and prospects were adjusting to the new working practices, we saw some of this interest convert into new business or the expansion of existing business. While we are encouraged by these trends, we continue to see corporate expenditures subject to elevated scrutiny in the current environment. We have also been unable to travel to meet with prospective new clients, which has impacted our ability to convert prospects into new clients. We anticipate that as the COVID-19 pandemic continues, it will continue to be challenging to estimate conversion rates of prospective business into actual new client.

Through September 30, 2020, there has not been a noticeable increase in accounts receivable for the Company. However, it is likely that if the COVID-19 pandemic persists and state stay-at-home orders remain in place, it is likely that more customers will be unable to keep their bills current. Further, while we have not yet experienced any interruption to our normal materials and supplies process, it is impossible to predict whether COVID-19 will cause future interruptions and delays.

Through September 30, 2020 we have not had any of our employees contract the COVID-19 virus. Should we have a significant number of our employees contract the COVID-19 virus it could have a negative impact on our ability to serve customers in a timely fashion.

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

While we report primarily income based on recognized and deferred revenue, another measurement internally for the business is booked revenues. Management utilizes this measure to track numerous indicators such as: contract value growth; initial contract value per customer; and, certain other values that change quarter-over-quarter. These results may also be subject to, and impacted by, sales compensation plans, internal performance objectives, and other activities. We continue to increase revenue from our existing operations. We generally recognize revenue from customers ratably over the terms of their subscription, which is generally one year at a time. As a result, a substantial portion of the revenue we report in each period is attributable to the recognition of deferred revenue relating to agreements that we entered into during previous periods. Consequently, any increase or decline in new sales or renewals in any one period will not be immediately reflected in our revenue for that period. Any such change, however, would affect our revenue in future periods. Accordingly, the effect of downturns or upturns in new sales and potential changes in our rate of renewals may not be fully reflected in our results of operations until future periods.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

Revenue

We recognized $700,000 and $1,644,000 of revenue during the three and nine months ended September 30, 2020, respectively, compared to $628,000 and $1,129,000 of revenue during the three and nine months ended September 30, 2019. We had net billings for the three and nine months ended September 30, 2020 of $835,000 and $2,370,000, respectively, compared to $1,129,000 and $2,066,000 in the prior year periods. Deferred revenues were $1,469,000 as of September 30, 2020, an increase of $515,000 from $954,000 as of December 31, 2019.

General and Administrative Expenses

General and administrative expenses for the three and nine months ended September 30, 2020 amounted to $858,000 and $3,950,000, respectively, as compared to $1,328,000 and $3,200,000 for the three and nine months ended September 30, 2019, respectively, which is a decrease of $470,000, or 35%, and an increase of $749,000, or 23%, respectively. The expenses for the nine months ended September 30, 2020 primarily consisted of management costs, costs to integrate assets we acquired and to expand sales, audit and review fees, filing fees, professional fees, and other expenses, including the re-classification of sales-related management expenses, in connection with the projected growth of the Company’s business. Expenses for the nine months ended September 30, 2019 consisted of primarily the same items.

Sales and Marketing Expenses

Sales and marketing expense for the three and nine months ended September 30, 2020 amounted to $3,000 and $151,000, respectively, as compared to $79,000 and $461,000 for the three and nine months ended September 30, 2019, respectively, which are decreases of $76,000, or 96%, and $310,000, or 67%, respectively. The expenses for the nine months ended September 30, 2020 primarily consisted of developing a sales operation, with some previously reported expenses, primarily management costs, reclassified to general and administrative expenses. Expenses for the nine months ended September 30, 2019 consisted of primarily the same items.

Net Income (Loss)

The net loss for the three and nine months ended September 30, 2020 was $1,500,000 and $14,254,000 as compared to a net loss of $3,196,000 and a net income of $4,027,000 for the three and nine months ended September 30, 2019, respectively. The net loss for the three and nine months ended September 30, 2020 was mainly derived from a loss on change in fair value of derivative liability of $420,000 and $9,698,000, respectively, associated with convertible notes payable and gross margins of $592,000 and $1,482,000, respectively, offset in part by general and administrative, and sales and marketing expenses incurred. The net loss for the three months ended September 30, 2019 was mainly derived from a loss on change in fair value of derivative liability of $1,967,000 associated with convertible notes payable and an operating loss of $827,000 due in part by increased general and administrative costs, and sales and marketing expenses incurred. The net gain for the nine months ended September 30, 2019 was primarily a result of a gain on change in fair value of derivative liability of $7,267,000, offset in part by an operating loss of $2,623,000 by increased general and administrative costs, and sales and marketing expenses incurred.

During the year ended December 31, 2019 and 2018, the Company recorded impairment loss of $1,328,638 and $46,800, respectively. During the year ended December 31, 2019, we determined that the implied fair value of the intellectual property of DataExpress™ was substantially below the carrying value of the asset. This determination was based upon estimating the future income over the useful life of the asset and discounting it using an internal rate of return. Accordingly, we recognized an impairment loss of $1,328,638. This was based upon the following facts: (i) impairment loss is the difference of the purchase cost for DataExpress™ and the estimated fair value of DataExpress™; (ii) DataExpress™ fair value was determined using an income approach model; (iii) fair value of consideration paid by the Company was $2,716,689 at acquisition date; (iv) December 31, 2019 book value (after amortization) was $2,490,298; (v) fair value of DataExpress™ at December 31, 2019 valuation date was determined to be $1,161,660; and, (vi) December 31, 2019 impairment loss was $1,328,638 (book value less estimated fair value of DataExpress™).

Provision for Income Tax

No provision for income taxes was recorded in either the three and nine months ended September 30, 2020 or 2019, as we have incurred taxable losses in both periods.

Related Party Transactions

The following individuals and entities have been identified as related parties based on their affiliation with our CEO and sole director, Jason Remillard:

Jason Remillard

Myriad Software Productions, LLC

The following amounts were owed to related parties, affiliated with the CEO and Chairman of the Board, at the dates indicated:

	September 30, 2020	December 31, 2019
Jason Remillard	$154,000	$275,000

CASH FLOW FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2019

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of September 30, 2020, our principal sources of liquidity were cash or cash equivalents of $483,000, trade accounts receivable of $77,000, and other current assets of $9,000, as compared to cash or cash equivalents of $19,000, trade accounts receivable of $64,000, and other current assets of $9,000 as of December 31, 2019.

During the last two years, and through the date of this Quarterly Report, we have faced an increasingly challenging liquidity situation that has impacted our ability to execute our operating plan. We started generating revenue in the fourth quarter of 2018, and we have continued to increase revenue through the date of this Quarterly Report as we have actively sought to grow our business in the data security market. We have also been required to maintain our corporate existence; satisfy the requirements of being a public company; and, have chosen to become a mandatory filer with the SEC. We will need to obtain capital to continue operations. There is no assurance that our Company will be able to secure such funding on acceptable (or any) terms. During the nine months ended September 30 2020 and 2019, we reported a loss from operations of $14,254,000 and an income from operations of $4,027,000, respectively; and, used cash flows from operating activities totaling $584,000 and $929,000, respectively, for the same periods. We had a beginning cash balance of $19,000 as of January 01, 2020, and a beginning cash balance of $325,000 as of January 01, 2019.

As of September 30, 2020, we had assets of cash in the amount of $483,000 and other current assets in the amount of $86,000. As of September 30, 2020, we had current liabilities of $9,656,000. The Company’s accumulated deficit was $35,707,000, largely due to derivate liability treatments.

As of September 30, 2019, we had assets of cash in the amount of $60,000 and other current assets in the amount of $843,000. As of September 30, 2019, we had current liabilities of $7,938,000. The Company’s accumulated deficit was $16,976,000, largely due to derivate liability treatments.

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

Investing Activities

During the nine months ended September 30, 2020, we used funds in investing activities of $285,000 to acquire intellectual property and purchase property and equipment. During the nine months ended September 30, 2019, we used funds in investing activities of $234,000 to acquire intellectual property of $228,000 and $6,000 to acquire furniture and fixtures.

Financing Activities

During the nine months ended September 30, 2020 we raised net proceeds of $1,502,000 through the issuance of our convertible promissory notes in the gross amount of $1,641,500. We also repaid $685,000 on notes payable. We raised proceeds of $242,000 through loans from related parties and repaid $842,000 to related parties. By comparison, during the nine months ended September 30, 2019 we raised $500,000 through the issuance of approximately 557,936 shares of our common stock and warrants to acquire approximately 291,219 shares of our common stock on a post reverse split basis, $440,000 for stock subscriptions of commons stock and warrants to be issued later, and $600,000 from issuance of convertible debt, offset in part through repayment of $600,000 on notes payable and $41,000 of capital lease payments.

We are dependent upon the receipt of capital investment or other financing to fund our ongoing operations and to execute our business plan for growth in the data security market. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our plan of operations.

Going Concern

The consolidated financial statements accompanying this Quarterly Report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our Company continues to generate increasing revenues, though it has never paid any dividends and is unlikely to pay dividends. The continuation of our company as a going concern is dependent upon the ability of our company to obtain necessary financing to continue our growth and operating objectives, and the attainment of continued profitable operations. As of September 30, 2020, our Company has an accumulated deficit of $35,865,000. We do not have sufficient working capital to enable us to carry out our plan of operation for the next twelve months.

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

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, under the supervision and participation of our Chief Executive Officer, who is our principal executive officer and our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period by this Form 10-Q. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer concluded that as of September 30, 2020, our disclosure controls and procedures are not effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management’s Report of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s chief executive officer, its president, and chief financial officer conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2020 based on the criteria establish in Internal Control Integrated Framework issued by the 2013 Committee of Sponsoring Organizations of the Treadway Commission (“ICFR”).

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

Management assessed the effectiveness of the Company’s ICFR as of September 30, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our ICFR and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of September 30, 2020, our ICFR was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP.

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

Prolonged economic uncertainties or downturns could materially adversely affect our business.

Our business depends on our current and prospective customers’ ability and willingness to invest money in IT services, and more importantly cybersecurity projects, which in turn is dependent upon their overall economic health. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from COVID-19 and numerous other factors beyond our control, could cause a decrease in business investments, including corporate spending on enterprise software in general and negatively affect the rate of growth of our business. Uncertainty in the global economy makes it extremely difficult for our customers and us to forecast and plan future business activities accurately. This could cause our customers to reevaluate decisions to purchase our product or to delay their purchasing decisions, which could lengthen our sales cycles.

We have a significant number of customers, many of which are impacted significantly by the economic turmoil caused by the COVID-19 pandemic. Our customers may reduce their spending on IT; delay or cancel IT projects; focus on in-house development efforts; or, seek to lower their costs by renegotiating maintenance and support agreements. To the extent purchases of licenses for our software and services are perceived by customers and potential customers to be discretionary, our revenues may be disproportionately affected by delays or reductions in general IT spending. If the economic conditions of the general economy or industries in which we operate worsen from present levels, our business, results of operations and financial condition could be adversely affected.

If we are unable to attract new customers and expand sales to existing customers, both domestically and internationally, our growth could be slower than we expect, and our business may be harmed.

Our success will depend, in part, on our ability to support new and existing customer growth and maintain customer satisfaction. Due to COVID-19, our sales and marketing teams have avoided in-person meetings and are increasingly engaging with customers online and through other communications channels, including virtual meetings. While our revenues increased in the third quarter of 2020 compared to the third quarter of 2019, there is no guarantee that for the long run our sales and marketing teams will be as successful or effective using these other communications channels as they try to build relationships. If we cannot provide the tools and training to our teams to efficiently do their jobs and satisfy customer demands, we may not be able to achieve anticipated revenue growth as quickly as expected.

Our future growth depends upon expanding sales of our products to existing customers and their organizations and receiving subscription and maintenance renewals. If our customers do not purchase additional licenses or capabilities, our revenues may grow more slowly than expected, may not grow at all or may decline. There can be no assurance that our efforts would result in increased sales to existing customers (“upsells”) and additional revenues. If our efforts to upsell to our customers are not successful, our business would suffer. Our future growth also depends in part upon increasing our customer base, particularly those customers with potentially high customer lifetime values. Our ability to achieve significant growth in revenues in the future will depend, in large part, upon the effectiveness of our sales and marketing efforts, both domestically and internationally, and our ability to attract new customers. Our ability to attract new customers may be adversely affected by the continued COVID-19 pandemic. If we fail to attract new customers and maintain and expand those customer relationships, our revenues may be adversely affected, and our business will be harmed.

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

On September 16, 2019, the Company entered into an Asset Purchase Agreement with DMBGroup, LLC to acquire certain assets collectively known as DataExpress™, a software platform for secure sensitive data transfer within the hybrid cloud. The total purchase price of approximately $2.8 million consists of: (i) a $410,000 cash payment at closing; (ii) a promissory note in the amount of $940,000, payable in the amount of $41,661 over 24 monthly payments starting on October 15, 2019, accruing at a rate of 6% per annum; (iii) assumption of approximately $98,000 in liabilities and, (iv) 2,465,754 shares of our common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

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

On March 05, 2020, the Company issued a Convertible Promissory Note (the “GS Capital Note”) in the aggregate principal amount of $136,250, and received gross proceeds of $129,750 from the lender, GS Capital Partners, LLC. The proceeds will be used for general corporate purposes. The GS Capital Note (i) accrues interest at a rate of 10% per annum, (ii) can be converted nine months after issuance at a discount of 35% to the lowest trading price during the twenty consecutive trading days immediately preceding the date of conversion, and, (iii) is due and payable March 05, 2021. The conversion price is subject to adjustment for stock splits, reverse stock splits, stock dividends, and other similar transactions and terms. The GS Capital Note was issued in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws.

On March 10, 2020, the Company issued a Convertible Promissory Note (the “Adar Note”) in the aggregate principal amount of $78,750, and received gross proceeds of $75,000 from the lender, Adar Alef, LLC. The proceeds will be used for general corporate purposes. The Adar Note (i) accrues interest at a rate of 10% per annum, (ii) can be converted nine months after issuance at a discount of 35% to the lowest trading price during the twenty consecutive trading days immediately preceding the date of conversion, and, (iii) is due and payable March 10, 2021. The conversion price is subject to adjustment for stock splits, reverse stock splits, stock dividends, and other similar transactions and terms. The Adar Note was issued in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws.

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

On August 06, the Company converted $19,000 of a promissory note into 5,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On August 06, the Company converted $38,000 of a promissory note into 10,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On August 10, the Company converted $43,566 of a promissory note into 10,783,664 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On August 12, the Company converted $63,047.80 of a promissory note into 16,418,698 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On August 12, the Company converted $70,000 of a promissory note into 17,156,863 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On August 14, the Company converted $69,481.34 of a promissory note into 18,094,099 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On August 14, the Company entered into a Share Settlement Agreement with the Company’s CEO, Jason Remillard (the “Share Settlement Agreement”). Pursuant to the Share Settlement Agreement, the Company issued to Remillard 144,000 shares of the Company’s Series A preferred stock in exchange for (i) the shares of the Company’s common stock owed to Remillard for the Company’s acquisition of Myriad Software Productions, LLC and Data443 Risk Mitigation, Inc. (the North Carolina corporation) from Remillard; and, (ii) releases of liability from Remillard. The issuance was exempt under Section 4(a)(2) of the Securities Act. A copy of the Share Settlement Agreement is attached hereto as Exhibit 10.21.

On August 19, the Company converted $48,000 of a promissory note into 10,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On August 21, the Company converted $56,678 of a promissory note into 11,807,917 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On August 21, the Company converted $56,678 of a promissory note into 11,807,917 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On August 21, the Company converted $56,678 of a promissory note into 11,807,917 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On August 24, the Company converted $116,976 of a promissory note into 19,496,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On August 24, the Company issued a Convertible Promissory Note (the “$300K Note”) in the aggregate principal amount of $300,000, and received gross proceeds of $275,000 from the lender, Blue Citi. The proceeds will be used for general corporate purposes. The $300K Note (i) accrues interest at a rate of 10% per annum; (ii) can be converted starting on February 24, 2021, at a discount of 40% to the lowest trading price during the twenty consecutive trading days immediately preceding the (a) date of conversion or (b) issue date of the $300K Note; (iii) Blue Citi has no right to match a lower conversion rate; (iv) has prepayment premiums, and can be prepaid only during the first 6-months of the $300K Note; and, (v) is due and payable August 24, 2021. The conversion price is subject to adjustment for stock splits, reverse stock splits, stock dividends, and other similar transactions and terms. The $300K Note was issued in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws. A copy of the $300K Note is attached hereto as Exhibit 10.22.

On August 27, the Company converted $41,600 of a promissory note into 10,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On August 28, 2020, Data443 Risk Mitigation, Inc. (the “Company”), entered into a letter agreement (the “Maxim Agreement”) with Maxim Group, LLC (“Maxim”) for Maxim to provide general financial advisory, investment banking, and digital marketing services for the Company for an initial term of 6-months. In exchange for the services under the Agreement, the Company shall issue to Maxim shares of the Company’s company stock (a) upon execution of the Maxim Agreement in an amount equal to 2.50% of the Company’s issued and outstanding shares of common stock; and, (b) 2.49% of the of the Company’s issued and outstanding shares of common stock upon the up-listing of the Company’s common stock to a national exchange (NASDAQ or NYSE). All shares issued to Maxim will be non-dilutable for 2-years. Further, cash fees will be paid to Maxim as follows: (i) monthly fee of $2,500; (ii) 8% of the amount of capital raised, invested or committed through or arranged by Maxim; (iii) fee for unallocated expenses of 1% of the amount of capital raised, invested or committed through or arranged by Maxim; and (iv) a 5-year warrant to purchase shares of the Company’s common stock equal to eight percent (8%) of the number of shares of the common stock underlying the securities issued in the financing arranged by Maxim. Lastly, Maxim shall receive a transaction fee equal of 3% of the consideration underlying an acquisitive transaction (such as a merger) arranged by Maxim. A copy of the Maxim Agreement is attached hereto as Exhibit 10.23.

On August 31, the Company converted $86,100 of a promissory note into 21,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On September 01, the Company converted $40,696.47 of a promissory note into 7,979,700 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On September 02, the Company converted $94,300 of a promissory note into 23,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On September 09, the Company converted $143,368.15 of a promissory note into 23,426,168 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On September 10, the Company issued a Convertible Promissory Note (the “September 10 Geneva Note”) in the aggregate principal amount of $63,000, and received gross proceeds of $60,000 from the lender, Geneva Roth Remark Holdings, Inc. The proceeds will be used for general corporate purposes. The September 10 Geneva Note (i) accrues interest at a rate of 22% per annum, (ii) can be converted 180 days from September 10, 2020 at a discount of 39% to the lowest trading price during the twenty consecutive trading days immediately preceding the date of conversion, and, (iii) is due and payable September 10, 2021. The conversion price is subject to adjustment for stock splits, reverse stock splits, stock dividends, and other similar transactions and terms. The September 10 Geneva Note was issued in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws.

On September 14, the Company converted $13,750 of a promissory note into 2,073,906 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On September 15, the Company converted $20,000 of a promissory note into 3,016,591 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On September 17, the Company converted $25,000 of a promissory note into 3,770,739 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On September 18, the Company converted $57,400 of a promissory note into 14,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On September 22, the Company converted $24,131.94 of a promissory note into 3,788,374 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On September 29, the Company converted $75,000 of a promissory note into 25,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

Effective September 30, 2020, the Company exchanged (i) its convertible promissory note originally issued on March 20, 2020 in the amount of $125,000 (referred to herein as the Granite Note); and, (ii) the Common Stock Purchase Warrant dated 18 March 2020 for the issuance of two hundred fifty thousand (250,0000) shares of Company Common Stock (the “Granite Warrant”) for the issuance of a new convertible promissory note issued in favor of Blue Citi LLC in the amount of $325,000 (the “Exchange Note”). Both the Granite Note and the Granite Warrant were cancelled as a result of the exchange and the issuance of the Exchange Note. Terms of the Exchange Note include, without limitation, the following:

a.	Principal balance of $325,000, which includes all accrued and unpaid interest on the Granite Note;

b.	No further interest shall accrue so long as there is no event of default;

c.	Conversions into common stock under the Exchange Note shall be effected at the lowest closing stock price during the five (5) days preceding any conversion, with -0- discount and a conversion price not below $0.007;

d.	No prepayment premiums or penalties; and

e.	Maturity date of September 30, 2021.

The issuance was exempt under Section 4(a)(2) of the Securities Act.

On October 02, the Company issued a total of 119,155,869 shares of its common stock to three individuals in connection with the transaction closed on September 16, 2019, in which we acquired certain assets collectively known as DataExpress® from DMBGroup, LLC. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On October 6, the Company issued 25,300,000 shares of its common stock upon the cashless exercise of a warrant. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On October 07, the Company converted $92,600 of a promissory note into 30,866,666 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On October 08, the Company entered into an Asset Purchase Agreement with Resilient Network Systems, Inc. (“RNS”) to acquire the intellectual property rights and certain assets collectively known as Resilient Networks™, a Silicon Valley based SaaS platform that performs SSO and adaptive access control “on the fly” with sophisticated and flexible policy workflows for authentication and authorization. The total purchase price of $305,000 consists of: (i) a $125,000 cash payment at closing; and, (ii) the issuance of 19,148,936 shares of our common stock to RNS. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On October 21, the Company converted $131,250 of a promissory note into 37,500,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On November 4, the Company issued 12,711,503 shares of its common stock upon the cashless exercise of a warrant. The issuance was exempt under Section 4(a)(2) of the Securities Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document

2.1	Share Exchange Agreement dated December 31, 1998, by and between the Company and Rebound Corp., incorporated by reference to Exhibit 10.7 to Form 10-SB/A as filed by the Company with the Securities and Exchange Commission on January 7, 2000.

3.1	Articles of Incorporation of the Company, dated May 04, 1998, incorporated by reference to Exhibit 3(I) to Form 10-SB as filed by the Company with the Securities and Exchange Commission on January 4, 2000.

3.2	Amended and Restated Articles of Incorporation of the Company, dated May 01, 2018, incorporated by reference to Exhibit 3.2 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

3.3	Certificate of Designation for Preferred Series A Stock of the Company, dated May 28, 2008, incorporated by reference to Exhibit 3.3 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

3.4	Amendment to Certificate of Designation for Preferred Series A Stock of the Company, dated April 27, 2018, incorporated by reference to Exhibit 3.4 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

3.5	Bylaws of the Company, incorporated by reference to Exhibit I to Form 10-SB as filed by the Company with the Securities and Exchange Commission on January 4, 2000.

4.1	Convertible Note issued by the Company on October 17, 2014 in favor of Atlantic Holding Corp. in the original principal amount of $125,000 incorporated by reference to Exhibit 4.1 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

4.2	8% Convertible Redeemable Note issued by the Company on October 16, 2018 in favor of AFT Funding Corp. in the original principal amount of $110,000 incorporated by reference to Exhibit 4.2 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

4.3	8% Convertible Redeemable Note issued by the Company on October 23, 2018 in favor of Smea2z LLC in the original principal amount of $220,000 incorporated by reference to Exhibit 4.3 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

4.4	Convertible Redeemable Note issued by the Company on April 15, 2019 in favor of Auctus Fund, LLC in the original principal amount of $600,000 incorporated by reference to Exhibit 4.1 to Form 8-K as filed by the Company with the Securities and Exchange Commission on 19 April 2019.

4.5	Common Stock Purchase Warrant Agreement issued in favor of Auctus Fund, LLC on 15 April 2019 for the purchase of 60,000,000 shares of Common Stock at $0.005 per share, incorporated by reference to Exhibit 4.2 to Form 8-K as filed by the Company with the Securities and Exchange Commission on 19 April 2019.

10.1	Asset Purchase Agreement dated January 26, 2018 by and between Myriad Software Productions, LLC and Data443 Risk Management, Inc., incorporated by reference to Exhibit 10.1 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.2	Secured Promissory Note dated January 26, 2018 issued by Data443 Risk Management, Inc. in favor of Myriad Software Productions, LLC in the original principal amount of $250,000, incorporated by reference to Exhibit 10.2 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.3	Security Agreement dated January 26, 2018 executed by Data443 Risk Management, Inc. in favor of Myriad Software Productions, LLC, incorporated by reference to Exhibit 10.3 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.4	Share Exchange Agreement dated June 29 2018 by and between LandStar, Inc.; Data443 Risk Mitigation, Inc.; and, Jason Remillard, incorporated by reference to Exhibit 10.4 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.5	Asset Purchase Agreement dated October 22, 2018 by and between Data443 Risk Mitigation, Inc.; Modevity, LLC; and, Jim Coyne, incorporated by reference to Exhibit 10.5 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.6	Secured Promissory Note dated October 22, 2018 issued by Data443 Risk Management, Inc. in favor of Modevity, LLC in the original principal amount of $750,000, incorporated by reference to Exhibit 10.6 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.7	Security Agreement dated October 22, 2018 executed by Data443 Risk Management, Inc. in favor of Modevity, LLC, incorporated by reference to Exhibit 10.7 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.8	Debt Restructuring Agreement dated September 30, 2018 by and between LandStar, Inc. and Blue Citi LLC, incorporated by reference to Exhibit 10.8 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.9	Consolidated Note dated September 30, 2018 issued by LandStar, Inc. in favor of Blue Citi LLC Modevity, LLC in the original principal amount of $829,680, incorporated by reference to Exhibit 10.9 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.10	Form of Common Stock Purchase Agreement executed in connection with the issuance in December 2018 of 252.016,130 shares of the Company’s common stock in exchange for $500,000, incorporated by reference to Exhibit 10.10 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.11	Form of Common Stock Purchase Warrant issued in December 2018 in connection with the Common Stock Purchase Agreement and the issuance thereunder, for a total of 50,403,226 warrants, incorporated by reference to Exhibit 10.11 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.12	Form of Exclusive License and Management Agreement entered into with Wala, Inc. on 07 February 2019, incorporated by reference to Exhibit 10.1 to Form 8-K as filed by the Company with the Securities and Exchange Commission on 11 February 2019.

10.13	Form of Stock Purchase Rights Agreement entered into with Rory Welch on 07 February 2019, incorporated by reference to Exhibit 10.2 to Form 8-K as filed by the Company with the Securities and Exchange Commission on 11 February 2019.

10.14	Form of Business Covenants Agreement entered into with Wala, Inc. and Rory Welch on 07 February 2019, incorporated by reference to Exhibit 10.3 to Form 8-K as filed by the Company with the Securities and Exchange Commission on 11 February 2019.

10.15	Form of Securities Purchase Agreement executed in connection with the issuance on 15 April 2019 of the Company’s convertible promissory note, incorporated by reference to Exhibit 10.1 to Form 8-K as filed by the Company with the Securities and Exchange Commission on 19 April 2019.

10.16	Form of Common Stock Purchase Agreement executed in connection with the issuance in February 2019, of 418,451,781 shares of the Company’s common stock in exchange for $500,000, incorporated by reference to Exhibit 10.16 to Form 10-Q as filed by the Company with the Securities and Exchange Commission on 15 May 2019.

10.17	Form of Common Stock Purchase Warrant issued in February 2019, in connection with the Common Stock Purchase Agreement and the issuance thereunder, for a total of 218,413,977 warrants, incorporated by reference to Exhibit 10.17 to Form 10-Q as filed by the Company with the Securities and Exchange Commission on 15 May 2019.

10.18†	Employment Agreement, effective May 01, 2019, between the Company and Steven Dawson, incorporated by reference to Exhibit 10.18 to Form 10-Q as filed by the Company with the Securities and Exchange Commission on 15 May 2019.

10.19†	Advisory Board Agreement, effective July 28, 2020, between the Company and Omkharan Arasaratnam, incorporated by reference to Exhibit 10.19 to Form 10-Q as filed by the Company with the Securities and Exchange Commission on 06 August 2020.

10.20*	Exchange Note for $325,000 issued on September 30, 2020 in favor of Blue Citi LLC.

10.21*	Share Settlement Agreement effective August 14, 2020, between the Company and Jason Remillard.

10.22*	Convertible Promissory Note issued the Company in favor of Blue Citi LLC on August 24, 2020 in the original principal amount of $300,000.

10.23*	Letter Agreement effective August 28, 2020, between the Company and Maxim Group, LLC.

21.1*	List of subsidiaries of the Company.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(*)	Filed herewith.

(†)	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, our Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2020	DATA443 RISK MITIGATION, INC.

	By:	/s/ Jason Remillard
	Name:	JASON REMILLARD
	Title:	Chief Executive Officer, (Principal Executive Officer)

