Form 10-K
period 2020-12-31
Data443 Risk Mitigation, Inc.
filed 2021-03-23
CIK 1068689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2020: $1,771,695.

The number of shares of registrant’s common stock outstanding as of March 23, 2021 was 1,399,600,276.

DOCUMENTS INCORPORATED BY REFERENCE

None.

OTHER INFORMATION

As used in this Annual Report on Form 10-K, the terms “we”, “us”, “our”, “ATDS”, the “registrant”, and the “Company” refer to DATA443 RISK MITIGATION, INC., a Nevada corporation, unless otherwise stated. “SEC” and the “Commission” refers to the Securities and Exchange Commission.

DATA443 RISK MITIGATION, INC.

FORM 10-K

YEAR ENDED 31 DECEMBER 2020

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

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those described in the “Risk Factors” section of this Annual Report, which include, but are not limited to, the following:

●	we will need additional capital to fund our operations;

●	there is substantial doubt about our ability to continue as a going concern;

●	we will face intense competition in our market, and we may lack sufficient financial and other resources to maintain and improve our competitive position;

●	we are dependent on the continued services and performance of our chief executive officer, Jason Remillard;

●	our common stock is currently quoted on the OTC Pink and is thinly-traded, reducing your ability to liquidate your investment in us;

●	we have had a history of losses and may incur future losses, which may prevent us from attaining profitability;

●	the market price of our common stock may be volatile and may fluctuate in a way that is disproportionate to our operating performance;

●	we have shares of preferred stock that have special rights that could limit our ability to undertake corporate transactions, inhibit potential changes of control and reduce the proceeds available to our common stockholders in the event of a change in control;

●	we have never paid and do not intend to pay cash dividends;

●	our sole director and chief executive officer has the ability to control all matters submitted to stockholders for approval, which limits minority stockholders’ ability to influence corporate affairs; and

●	the other factors described in “Risk Factors”.

Those factors should not be construed as exhaustive and should be read with the other cautionary statements in this Annual Report.

Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and industry developments may differ materially from statements made in or suggested by the forward-looking statements contained in this Annual Report. The matters summarized under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Business”, and elsewhere in this Annual Report could cause our actual results to differ significantly from those contained in our forward-looking statements. In addition, even if our results of operations, financial condition and liquidity, and industry developments are consistent with the forward-looking statements contained in this Annual Report, those results or developments may not be indicative of results or developments in subsequent periods.

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

In light of these risks and uncertainties, we caution you not to place undue reliance on these forward-looking statements. Any forward-looking statement that we make in this Annual Report speaks only as of the date of such statement, and we undertake no obligation to update any forward-looking statement or to publicly announce the results of any revision to any of those statements to reflect future events or developments, except as required by applicable law. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless specifically expressed as such, and should only be viewed as historical data.

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

On or around February 7, 2019, the Company entered into an Exclusive License and Management Agreement (the “License Agreement”) with Wala, Inc. (“Wala”). Under the License Agreement the Company was granted the exclusive right and license to receive all benefits from the marketing, selling, and licensing of the data archiving platform known as ArcMail and all assets related thereto (the “ArcMail Assets”). In connection with the License Agreement, the Company also executed (i) a Stock Rights Agreement, under which the Company had the right to acquire all shares of stock of Wala; and, (ii) a Business Covenants Agreement, under which Wala and its CEO agreed to not compete with the Company’s use of the ArcMail assets for a designated period of time. The License Agreement, Stock Rights Agreement, and Business Covenants Agreement are collectively referred to herein as the “ArcMail Agreements”).

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

On March 05, 2020 the Company amended its Articles of Incorporation to increase the number of shares of authorized common stock to 250,000,000. On April 15, 2020 the Company further amended its Articles of Incorporation to increase the number of shares of authorized common stock to 750,000,000. On August 17, 2020 the Company again amended its Articles of Incorporation to increase the number of shares of authorized common stock to 1.5 billion. On November 25, 2020 the Company filed a Certificate of Designation to authorize and create its Series B Preferred shares, consisting of 80,000 shares. On December 15, 2020 the Company again amended its Articles of Incorporation to increase the number of shares of authorized common stock to 1.8 billion.

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

On October 08, 2020, the Company entered into an Asset Purchase Agreement with Resilient Network Systems, Inc. (“RNS”) to acquire the intellectual property rights and certain assets collectively known as Resilient Networks™, a Silicon Valley based SaaS platform that performs SSO and adaptive access control “on the fly” with sophisticated and flexible policy workflows for authentication and authorization. The total purchase price of $305,000 consists of: (i) a $125,000 cash payment at closing; and, (ii) the issuance of 19,148,936 shares of our common stock to RNS.

On December 11, 2020, the Company entered into a Common Stock Purchase Agreement (“CSPA”) with Triton Funds, LP, a Delaware limited partnership (“Triton”), an unrelated third party. Triton agreed to invest $1 million in the Company in the form of common stock purchases. Subject to the terms and conditions set forth in the CSPA, the Company agreed to sell to Triton common shares of the Company having an aggregate value of One Million Dollars ($1,000,000). The price of the shares to be sold will be $0.006 per shares. Triton’s obligation to purchase securities is conditioned on certain factors including, but not limited, to the Company having an effective registration available for resale of the securities being purchased; a minimum closing price of $0.009 per share for the Company’s common stock on the delivery date for the shares; and, Triton’s ownership not exceeding 9.9% of the issued and outstanding shares of the Company at any time. The Company filed a registration statement on Form S-1 with the SEC on December 28, 2020. The S-1 was declared effective by the SEC as of January 26, 2021.

On February 12, 2021, and effective January 31, 2021 the Company declared terminated each of the ArcMail Agreements. The Company has asserted numerous claims under the ArcMail Agreements. Further, Wala lost all rights to the ArcMail Assets through a foreclosure action brought by certain secured creditors of Wala (the “Wala Creditors”). The Company considers its relationship with Wala to be closed and will not pursue any further action in that regard.

On February 12, 2021 the Company closed its acquisition of the ArcMail Assets from the Wala Creditors pursuant to the terms and conditions of an Asset Sale Agreement executed by and between the Company and the Wala Creditors. The effective date of the Asset Sale Agreement and the acquisition was deemed to be January 31, 2021. Total purchase price (the “Purchase Price”) was One Million Four Hundred Four Thousand Dollars ($1,404,000), evidenced by three promissory notes in favor of the Wala Creditors in the total amount of the Purchase Price (the “Notes”). Payments under the Notes commence in 30-days and continue monthly thereafter for 60-months. The Notes are secured by a pledge of the ArcMail Assets as collateral under the terms of a Security Agreement in favor of the Wala Creditors. The foregoing descriptions of the Asset Sale Agreement; Notes; and, Security Agreement do not purport to be complete and are qualified in their entirety by the actual language contained in the Asset Sale Agreement, Notes, and Security Agreement, respectively.

On February 23, 2021, the Company filed with the SEC its Schedule 14C, Preliminary Information Statement, providing notice that the Board of Directors and the holders of a majority of our shares entitled to vote had approved and authorized the following actions:

(1) Amendment of our articles of incorporation (the “Articles of Incorporation”) to provide for a decrease in the authorized shares of the Company’s common stock from 1,800,000,000 to a number of not less than 10,000,000 and not more than 1,000,000,000 (the “Authorized Common Stock Reduction”), at any time prior to the one year anniversary of the filing of the Definitive Information Statement on Schedule 14C with respect to these actions the “Definitive Information Statement”), with the Board of Directors of the Company (the “Board”) having the discretion to determine whether or not the Authorized Common Stock Reduction is to be effected, and if effected, the exact number of the Authorized Common Stock Reduction within the above range.

(2) That the Board be authorized to implement through the amendment to our Articles of Incorporation a reverse stock split of the Company’s Common Stock by a ratio of not less than 1-for-10 and not more than 1-for-2,000, (the “Reverse Split”), at any time prior to the one year anniversary of the filing of the Definitive Information Statement, with the Board having the discretion to determine whether or not the Reverse Split is to be effected, and if effected, the exact ratio for the Reverse Split within the above range.

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

Our Products

We currently have eight major product lines, each of which provides features and functionality which enable our clients to fully secure the value of their data. This architecture easily extends through modular functionalities, giving our clients the flexibility to select the features they require for their business needs and the flexibility to expand their usage simply by adding a license.

ClassiDocs	ClassiDocs, our flagship/signature product, launched in the first quarter of 2018, is enterprise software that runs on-premises or in the cloud. It provides our customers with data classification, governance, and discovery across local devices, networks, the cloud, and databases for data that is at rest and in flight. It also allows our customers to respond to 12 of the GDPR Articles.

DataExpress NonStop (DXNS)	Secure Managed File Transfer solutions exclusively for the HPE NonStop™ platform – powering data transfer for some of the world’s leading financial institutions for over 15 years.

DataExpress Open Platform (DXOP)	Secure Managed File Transfer solutions for open platforms such as Microsoft Windows, UNIX, Linux and OSX – DXOP supports all of the power, reliability and functionality of our leading DXNS capabilities for the Open Platform capabilities.

ARALOC	Sensitive Content Manager which is a market leading secure, cloud-based platform for the management, protection and distribution of digital content to the desktop and mobile devices using custom branded and configured applications for iPad, iPhone, Android, PC and Mac.

ArcMail	Data Archive Manager, which is a leading provider of simple, secure and cost-effective email and enterprise archiving and management solutions.

FileFacets	Data Identification Manager, integrated with ClassiDocs, provides data classification and governance technology, which supports CCPA, LGPD, and GDPR compliance in a Software-as-a-Service (SaaS) platform that performs sophisticated data discovery and content search of structured and unstructured data within corporate networks, servers, content management systems, email, desktops and laptops.

WordPress GDPR Framework	Our data protocol to identify and classify regulated data in the European Union that falls under the GDPR.

Resilient Access	Access Control Manager, which enables fine-grained access controls across myriad platforms at scale for internal client systems and commercial public cloud platforms like Salesforce, Box.Net, Google G Suite, Microsoft OneDrive and others.

Key Benefits of Our Products and Services

Our products and services:

●	protect data against data breaches and cyber-attacks;

●	are highly scalable and flexible;

●	have a broad range of functionality;

●	satisfy regulatory compliance requirements;

●	are usable across all major enterprise platforms and systems;

●	are quick to implement; and

●	are easy to use.

Our Growth Strategy

Our objective is to be a leading provider of data security products and services. The following are key elements of our growth strategy:

Acquisitions. We intend to aggressively pursue acquisitions of other cybersecurity and privacy software and services providers focused on the data security sector. Targets are companies with a steady client base, as well as companies with complementary product offerings. We plan to incorporate these acquisitions into our products and services, which we believe will in turn expand our market reach.

Research & Development; Innovation. We intend to increase our spending on research and development in order to drive innovation to improve existing products and to deliver new products. We will work towards proactively identifying and solving the data security needs of our clients. We will continue to seek additional opportunities to extend our technological capabilities and grow our business, from continued organic investments in our research and development efforts to technological acquisitions.

Grow Our Customer Base. We believe that the continued rise in enterprise data and increased cybersecurity concerns will increase demand for our services and products. We intend to capitalize on this demand by targeting new customers, underserved markets, and expanded uses for our products and services. We provide solutions which address the needs of customers of all sizes, ranging from small and medium businesses to large multinational companies with thousands of employees. Although our solutions are applicable to organizations of all sizes, we will continue our focus on targeting mid-size organizations which can make purchases with us initially and over time.

Expand Our Sales Force. Continuing to expand our salesforce will be essential to achieving our customer base expansion goals. We have recently expand our sales capacity by adding headcount throughout our sales and marketing department. As we continue to grow, we intend to continue to expand our sales and marketing department.

Increase Sales to Existing Customers. We believe significant opportunities exist to further expand relationships with our existing customers. We will continue to cultivate incremental sales from our existing customers by driving increased use of our software within our installed base by expanding footprint and usage. As we innovate and expand our product offering, we expect to have an even broader suite of products to offer our customers. Our key strategies to ensure a high subscription license renewal rate and maintain our high maintenance renewal rate include focusing on the quality and reliability of our customer service and support teams to ensure our customers receive value from our products and providing software upgrades and enhancements when and if they are available.

Focus on International Opportunities. We believe there is a significant opportunity for our products and services in the EU and other international markets in order to enable compliance with the GDPR. We recently an office in Dubai, which has already resulted in significant new business for us. We believe that a focus on international markets will be a key component of our growth strategy, and we will continue to market our products and services overseas.

Our Customers

Our current customer base is comprised primarily of customers purchasing ARALOC, ArcMail, DataExpress, and ClassiDocs products. Our customers vary greatly in size, ranging from small and medium businesses to large enterprises.

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

Intellectual Property

The Company has a policy of requiring key employees and consultants to execute confidentiality agreements upon the commencement of an employment or consulting relationship. The Company’s employee agreements also require relevant employees to assign to it all rights to any inventions made or conceived during their employment with the Company. In addition, the Company has a policy of requiring individuals and entities with which it discusses potential business relationships to sign non-disclosure agreements. The Company’s agreements with clients include confidentiality and non-disclosure provisions. We cannot assure you that the steps taken by us will prevent misappropriation of our trade secrets or technology or infringement of our intellectual property. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the United States, and many foreign countries do not enforce these laws as diligently as government agencies and private parties in the United States.

We currently make use of a number of trademarks in our business, including, without limitation, the following:

●	ClassiDocs®

●	ARALOC®

●	DataExpress™

Unlike copyrights and patents, trademark rights can last indefinitely so long as the owner continues to use the mark to identify its goods or services. The term of a federal trademark is ten years, with ten-year renewal terms. The number of years remaining for the federal trademark on the three trademarks we make use of in our business is as follows:

ClassiDocs: Eight years

ARALOC: Four years

DataExpress: Fourteen years

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

Employees

As of March 23, 2021, we had 22 employees and independent contractors, of which one was considered to be part of our management team; our sole director and officer, Jason Remillard. We have not experienced any work stoppages, and we consider our relations with our employees to be good. The Company believes that it will be successful in attracting experienced and capable personnel. The Company’s employees are not represented by any labor union.

In response to the COVID-19 pandemic, the safety of our employees and business partners has been made a priority, while continuing to support the needs of our customers and communities during the continuation of the pandemic. We temporarily closed our headquarters, and we continue to closely monitor and comply with state and local requirements, guidelines, and recommendations. We shifted from existing flexible working arrangements to working from home on a regular basis, using digital platforms and virtual collaboration tools to maintain productivity and to remain in contact with our employees, business partners, and customers. We have also limited travel to further support and protect our employees.

Government Regulation

We are subject to the laws and regulations of the jurisdictions in which we operate, which may include business licensing requirements, income taxes and payroll taxes. In general, the development and operation of our business is not subject to special regulatory and/or supervisory requirements.

Legal Proceedings

The Company may from time to time be involved in various claims and legal proceedings of a nature it believes are normal and incidental to its business. These matters may include product liability, intellectual property, employment, personal injury cause by the Company’s employees, and other general claims. The Company is not presently a party to any legal proceedings that, in the opinion of its management, are likely to have a material adverse effect on its business. Regardless of outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

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

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our independent registered public accounting firm has included an explanatory paragraph in their report in our audited financial statements for the fiscal year ended December 31, 2020 to the effect that our limited operations and lack of profitability raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern within one year after the date that the financial statements are issued. We may be required to cease operations which could result in our stockholders losing all or almost all of their investment.

Available Information

The Company expects to continue to file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, proxy statements and other information with the SEC. Any materials filed by the Company with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the SEC’s Public Reference Room is available by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains annual, quarterly and current reports, proxy statements and other information that issuers (including the Company) file electronically with the SEC. The Internet address of the SEC’s website is http://www.sec.gov. At some point in the near future we intend to make our reports, amendments thereto, and other information available, free of charge, on a website for the Company. At this time, the Company does not provide a link on its website to such filings, and there is no estimate for when such a link on the Company’s website will be available. Our corporate offices are located at 101 J Morris Commons Lane, Suite 105, Morrisville, North Carolina 27560. Our telephone number is 919-858-6542.

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

Adverse or uncertain macroeconomic or geopolitical conditions or reduced IT spending may adversely impact our business, revenues, and profitability.

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

The Company may face risks related to public health threats or outbreaks of communicable diseases. A global health crisis, such as the current outbreak of coronavirus or COVID-19, could adversely affect the United States and global economies and limit the ability of enterprises to conduct business for an indefinite period of time. The current outbreak of COVID-19 has negatively impacted the global economy, disrupted financial markets, and international trade, resulted in increased unemployment levels and significantly impacted global supply chains, all of which have the potential to impact the Company’s business.

In addition, government authorities have implemented various mitigation measures, including travel restrictions, limitations on business operations, stay-at-home orders, and social distancing protocols. The economic impact of the aforementioned actions may impair our ability to sustain sufficient financial liquidity and impact our financial results. Specifically, the continued spread of COVID-19 and efforts to contain the virus could: (i) result in an increase in costs related to delayed payments from customers and uncollectable accounts, (ii) cause a reduction in revenue related to late fees and other charges related to governmental regulations, (iii) cause delays and disruptions in the supply chain related to obtaining necessary materials for our network infrastructure or customer equipment, (iv) cause workforce disruptions, including the availability of qualified personnel; and (v) cause other unpredictable events.

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

Our success will depend, in part, on our ability to support new and existing customer growth and maintain customer satisfaction. Due to COVID-19, our sales and marketing teams have avoided in-person meetings and are increasingly engaging with customers online and through other communications channels, including virtual meetings. While our revenues increased in the fourth quarter of 2020 compared to the fourth quarter of 2019, there is no guarantee that for the long run our sales and marketing teams will be as successful or effective using these other communications channels as they try to build relationships. If we cannot provide the tools and training to our teams to efficiently do their jobs and satisfy customer demands, we may not be able to achieve anticipated revenue growth as quickly as expected.

Our future growth depends upon expanding sales of our products to existing customers and their organizations and receiving subscription and maintenance renewals. If our customers do not purchase additional licenses or capabilities, our revenues may grow more slowly than expected, may not grow at all, or may decline. There can be no assurance that our efforts would result in increased sales to existing customers (“upsells”) and additional revenues. If our efforts to upsell to our customers are not successful, our business would suffer. Our future growth also depends in part upon increasing our customer base, particularly those customers with potentially high customer lifetime values. Our ability to achieve significant growth in revenues in the future will depend, in large part, upon the effectiveness of our sales and marketing efforts, both domestically and internationally, and our ability to attract new customers. Our ability to attract new customers may be adversely affected by the continued COVID-19 pandemic. If we fail to attract new customers and maintain and expand those customer relationships, our revenues may be adversely affected, and our business will be harmed.

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

None.

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

From time to time we may be involved in litigation relating to claims arising out of the operation of our business in the normal course of business. As of the date of this Annual Report we are not aware of any potential dispute or pending litigation and are not currently involved in a litigation proceeding or governmental actions the outcome of which in management’s opinion would be material to our financial condition or results of operations. An adverse result in these or other matters may have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

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

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. All per share amounts are adjusted for the reverse stock split of 1-for-750 shares of common stock, which became effective on October 29, 2019.

Fiscal Year 2019	High Bid	Low Bid
First Quarter	$4.4361	$1.2782
Second Quarter	$1.8045	$0.4511
Third Quarter	$0.7519	$0.3008
Fourth Quarter	$1.90	$0.30

Fiscal Year 2020	High Bid	Low Bid
First Quarter	$0.79	$0.03
Second Quarter	$0.075	$0.0097
Third Quarter	$0.0429	$0.0075
Fourth Quarter	$0.0120	$0.0049

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

Number of Equity Security Holders

As of March 23, 2021, we had 540 holders of record of our common stock. This does not include beneficial owners holding common stock in street name. As such, the number of beneficial holders of our shares could be substantially larger than the number of shareholders of record.

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

●	On January 15, 2019, the Company converted $5,000 of a promissory note into 100,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On February 6, 2019, the Company agreed to issue a total of 418,451,781 restricted shares of its common stock for subscriptions of $500,000. The Company received the entire amount of the proceeds. In connection with the issuance of the shares, the Company also agreed to issue to the subscribers warrants to acquire a total of 218,413,977 shares of our common stock at a strike price of $0.0029 per share, with a cashless exercise feature and a five year term. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On February 7, 2019, the Company converted $20,000 of a promissory note into 400,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On April 15, 2019, the Company issued a Convertible Promissory Note (the “Auctus Note”) in the aggregate principal amount of $600,000 (the “Principal Amount”), and received gross proceeds of $546,000 (excluded were legal fees and a transaction fee charged by the lender, Auctus Fund, LLC); the proceeds will be used for general corporate purposes. The Auctus Note may be converted into shares of the Company’s common stock in whole or in part at any time from time to time after the four (4) month anniversary of the issuance of the Auctus Note, at an initial conversion price per share equal to the lesser of: (a) $0.0015; or, (b) 50% multiplied by the lowest trading price for the Company’s common stock during the 25 days of trading ending on the latest complete trading day prior to the date of conversion. The conversion price is subject to adjustment for stock splits, reverse stock splits, stock dividends and other similar transactions and terms. The Company also granted to the lender warrants to purchase 60,000,000 shares of Common Stock at $0.005 per share, with a cashless exercise feature. The Auctus Note and the warrants were issued in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws.

●	On June 12, 2019, the Company issued a Convertible Promissory Note (the “Redstart Note”) in the aggregate principal amount of $63,000, and received gross proceeds of $60,000 (excluded were legal fees and a transaction fee charged by the lender, Redstart Holdings, LLC). The proceeds will be used for general corporate purposes. The Redstart Note (i) accrues interest at a rate of 22% per annum, (ii) can be converted 180 days from June 12, 2019 at a discount of 39% to the lowest trading price during the twenty consecutive trading days immediately preceding the date of conversion, (iii) is due and payable June 12, 2020, and (iv) has an original issue discount of $3,000. The conversion price is subject to adjustment for stock splits, reverse stock splits, stock dividends, and other similar transactions and terms. The Redstart Note was issued in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws.

●	On September 16, 2019, the Company entered into an Asset Purchase Agreement with DMBGroup, LLC to acquire certain assets collectively known as DataExpressTM, a software platform for secure sensitive data transfer within the hybrid cloud. The total purchase price of approximately $2.8 million consists of: (i) a $410,000 cash payment at closing; (ii) a promissory note in the amount of $940,000, payable in the amount of $41,661 over 24 monthly payments starting on October 15, 2019, accruing at a rate of 6% per annum; (iii) assumption of approximately $98,000 in liabilities and, (iv) approximately 2,465,753 shares of our common stock.

●	On December 19, 2019, the Company issued a Convertible Promissory Note (the “Geneva Note”) in the aggregate principal amount of $38,000, and received gross proceeds of $38,000 from the lender, Geneva Roth Remark Holdings, Inc. The proceeds will be used for general corporate purposes. The Geneva Note (i) accrues interest at a rate of 22% per annum, (ii) can be converted 180 days from December 19, 2019 at a discount of 39% to the lowest trading price during the twenty consecutive trading days immediately preceding the date of conversion, and, (iii) is due and payable December 19, 2020. The conversion price is subject to adjustment for stock splits, reverse stock splits, stock dividends, and other similar transactions and terms. The Geneva Note was issued in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws.

●	Effective December 31, 2019 the Company entered into an agreement with Blue Citi to amend the Consolidated Note as follows: (i) principal balance of $1,700,000 as of 12-31-2019; (ii) zero interest would accrue on and after January 01, 2020 so long as the Consolidated Note was not otherwise in default; (iii) $270,000 of principal could not be converted until July 01, 2020; (iv) a maximum of $500,000 could be converted each month, unless there was at least $500,000 in daily trading volume for five (5) consecutive trading days; (v) conversions will be at a 40% discount to the lower of the lowest price for our common stock during the 20 days preceding the conversion, or the lowest price for our common stock for the 20 days preceding December 31, 2019; and, (vi) the maturity date of the Consolidated Note is March 31, 2021.

●	Effective December 31, 2019 the Company entered into an agreement with Blue Citi to amend the AFT Note as follows: (i) principal balance of $441,150 as of 12-31-2019; (ii) no conversions until July 01, 2020; (iii) 12% interest; (iv) conversions will be at a 50% discount to the lower of the lowest price for our common stock during the 20 days preceding the conversion, or the lowest price for our common stock for the 20 days preceding December 02, 2019; and, (v) the maturity date of the AFT Note is April 15, 2020.

●	Effective December 31, 2019 the Company entered into an agreement with Smea2z, LLC to amend the Smea2z Note as follows: (i) principal balance of $608,850 as of 12-31-2019; (ii) no conversions until July 01, 2020; (iii) 12% interest; (iv) conversions will be at a 50% discount to the lower of the lowest price for our common stock during the 20 days preceding the conversion, or the lowest price for our common stock for the 20 days preceding December 02, 2019; and, (v) the maturity date of the Smea2z Note is April 15, 2020.

●	On January 3, 2020, the Company completed a settlement with Hubai Chuguan Industry Co. Ltd. under which the Company cancelled 2,000,000 shares of its common stock and returned those shares to authorized and unissued status.

●	On January 6, 2020, the Company issued a total of 2,465,754 shares of its common stock to three individuals in connection with the transaction closed on September 16, 2019, in which we acquired certain assets collectively known as DataExpressTM from DMBGroup, LLC. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On January 13, 2020, the Company converted $20,000 of a promissory note into 81,766 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On January 17, 2020, the Company converted $84,000 of a promissory note into 400,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On January 21, 2020, the Company converted $23,000 of a promissory note into 94,031 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On January 27, 2020, the Company converted $15,000 of a promissory note into 110,294 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On January 29, 2020, the Company converted $8,150 of a promissory note into 63,622 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On February 3, 2020, the Company converted $36,000 of a promissory note into 500,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On February 11, 2020, the Company converted $36,000 of a promissory note into 500,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On February 12, 2020, the Company issued 500,000 shares of its common stock to its former chief financial officer as additional compensation. The issuance was effected under the Company’s Form S-8 filed with the SEC on May 20, 2019.

●	On February 21, 2020, the Company converted $44,000 of a promissory note into 611,111 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On March 02, 2020, the Company converted $38,250 of a promissory note into 750,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On March 05, 2020, the Company issued a Convertible Promissory Note (the “GS Capital Note”) in the aggregate principal amount of $136,250, and received gross proceeds of $129,750 from the lender, GS Capital Partners, LLC. The proceeds will be used for general corporate purposes. The GS Capital Note (i) accrues interest at a rate of 10% per annum, (ii) can be converted six months after issuance at a discount of 35% to the lowest trading price during the twenty consecutive trading days immediately preceding the date of conversion, and, (iii) is due and payable March 05, 2021. The conversion price is subject to adjustment for stock splits, reverse stock splits, stock dividends, and other similar transactions and terms. The GS Capital Note was issued in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws.

●	On March 10, 2020, the Company issued a Convertible Promissory Note (the “Adar Note”) in the aggregate principal amount of $78,750, and received gross proceeds of $75,000 from the lender, Adar Alef, LLC. The proceeds will be used for general corporate purposes. The Adar Note (i) accrues interest at a rate of 10% per annum, (ii) can be converted six months after issuance at a discount of 35% to the lowest trading price during the twenty consecutive trading days immediately preceding the date of conversion, and, (iii) is due and payable March 10, 2021. The conversion price is subject to adjustment for stock splits, reverse stock splits, stock dividends, and other similar transactions and terms. The Adar Note was issued in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws.

●	On March 16, 2020, the Company converted $33,247.80 of a promissory note into 786,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On March 18, 2020, the Company converted $42,075 of a promissory note into 825,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On March 19, 2020, the Company converted $15,000 of a promissory note into 354,610 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On March 20, 2020, the Company issued a Convertible Promissory Note in the aggregate principal amount of $1,000,000. Of that amount, $125,000 was loaned immediately by the lender, Granite Global Value Investments Ltd. (the “Granite Note”), from which we received gross proceeds of $102,500. The proceeds will be used for general corporate purposes. The Granite Note (i) accrues interest at a rate of 12% per annum, (ii) can be converted six months after issuance at a discount of 25% to the lowest trading price during the twenty consecutive trading days immediately preceding the date of conversion, and, (iii) is due and payable six months after issuance. The conversion price is subject to adjustment for stock splits, reverse stock splits, stock dividends, and other similar transactions and terms. The Granite Note was issued in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws.

●	On March 26, 2020, the Company converted $19,675 of a promissory note into 862.938 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On March 27, 2020, the Company converted $13,273.50 of a promissory note into 884,900 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On April 01, 2020, the Company issued 4,666 shares of its common stock to its president/chief executive officer, Jason Remillard, as additional compensation.

●	On April 02, 2020, the Company converted $20,000 of a promissory note into 1,333,333 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On April 02, 2020, the Company converted $4,521.33 of a promissory note into 301,422 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On April 03, 2020, the Company converted $17,460 of a promissory note into 970,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On April 14, 2020, the Company converted $6,471.33 of a promissory note into 431,422 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On April 16, 2020, the Company converted $6,793.83 of a promissory note into 452,922 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On April 17, 2020 the Company issued a total of 11,935,000 shares of its common stock to twelve (12) individuals, each of whom was either an employee or services provider to the Company. The shares were issued under the Company’s S-8 filed with the SEC on May 20, 2019 (SEC File No. 333-231615).

●	On April 22, 2020, the Company converted $20,000 of a promissory note into 1,388,888 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On April 27, 2020, the Company converted $19,922.10 of a promissory note into 1,811,100 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On April 28, 2020 the Company issued a total of 1,496,516 shares of its common stock to three persons who had previously invested $1,775,000 in the Company though the Company had not yet issued them their respective shares. These shares were issued for this prior investment, and the issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On April 28, 2020, the Company converted $24,540 of a promissory note into 1,804,411 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On May 02, 2020, the Company converted $15,600 of a promissory note into 2,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On May 06, 2020, the Company converted $10,080 of a promissory note into 1,680,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On May 06, 2020, the Company converted $8,490.72 of a promissory note into 2,166,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On May 07, 2020, the Company converted $11,494.90 of a promissory note into 2,357,929 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On May 12, 2020, the Company converted $14,700 of a promissory note into 2,450,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On May 19, 2020, the Company converted $16,620 of a promissory note into 2,770,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On May 21, 2020, the Company converted $16,800 of a promissory note into 2,800,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On May 26, 2020, the Company converted $18,000 of a promissory note into 3,000.000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On May 26, 2020, the Company converted $14,627.62 of a promissory note into 3,000,538 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On May 26, 2020, the Company converted $11,761.96 of a promissory note into 3,000,500 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On May 28, 2020, the Company converted $20,700 of a promissory note into 3,450,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On May 29, 2020, the Company converted $13,522.42 of a promissory note into 3,449,597 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On June 02, 2020, the Company converted $21,600 of a promissory note into 3,600,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On June 04, 2020, the Company converted $23,400 of a promissory note into 3,900,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On June 05, 2020, the Company converted $15,576.50 of a promissory note into 3,973,597 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On June 09, 2020, the Company converted $26,100 of a promissory note into 4,350,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On June 10, 2020, the Company converted $20,000 of a promissory note into 4,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On June 10, 2020, the Company issued a Convertible Promissory Note (the “JSJ Note”) in the aggregate principal amount of $84,500, and received gross proceeds of $75,000 from the lender, JSJ Investment Inc. The proceeds will be used for general corporate purposes. The JSJ Note (i) accrues interest at a rate of 12% per annum, (ii) can be converted 180 days from June 10, 2020 at a discount of 25% to the lowest trading price during the twenty consecutive trading days immediately preceding the date of conversion, and, (iii) is due and payable June 10, 2021. The conversion price is subject to adjustment for stock splits, reverse stock splits, stock dividends, and other similar transactions and terms. The JSJ Note was issued in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws.

●	On June 11, 2020, the Company issued a Convertible Promissory Note (the “June 11 Geneva Note”) in the aggregate principal amount of $43,000, and received gross proceeds of $40,000 from the lender, Geneva Roth Remark Holdings, Inc. The proceeds will be used for general corporate purposes. The June 11 Geneva Note (i) accrues interest at a rate of 22% per annum, (ii) can be converted 180 days from June 11, 2020 at a discount of 39% to the lowest trading price during the twenty consecutive trading days immediately preceding the date of conversion, and, (iii) is due and payable June 11, 2021. The conversion price is subject to adjustment for stock splits, reverse stock splits, stock dividends, and other similar transactions and terms. The June 11 Geneva Note was issued in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws.

●	On June 12, 2020, the Company converted $27,000 of a promissory note into 4,500,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On June 12, 2020, the Company converted $15,000 of a promissory note into 2,343,750 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On June 16, 2020, the Company converted $24,900 of a promissory note into 3,952,381 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On June 16, 2020, the Company converted $29,100 of a promissory note into 5,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On June 17, 2020, the Company converted $21,617.03 of a promissory note into 5,571,400 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On June 19, 2020, the Company converted $34,920 of a promissory note into 6,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On June 23, 2020, the Company converted $15,000 of a promissory note into 2,419,355 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On June 23, 2020, the Company converted $23,424 of a promissory note into 6,100,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On June 24, 2020, the Company converted $24,980.82 of a promissory note into 6,573,900 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On June 24, 2020, the Company converted $24,900 of a promissory note into 4,081,967 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On June 25, 2020, the Company converted $20,000 of a promissory note into 4,210,526 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On June 25, 2020, the Company issued a Convertible Promissory Note (the “June 25 Geneva Note”) in the aggregate principal amount of $43,000, and received gross proceeds of $40,000 from the lender, Geneva Roth Remark Holdings, Inc. The proceeds will be used for general corporate purposes. The June 25 Geneva Note (i) accrues interest at a rate of 22% per annum, (ii) can be converted 180 days from June 25, 2020 at a discount of 39% to the lowest trading price during the twenty consecutive trading days immediately preceding the date of conversion, and, (iii) is due and payable June 25, 2021. The conversion price is subject to adjustment for stock splits, reverse stock splits, stock dividends, and other similar transactions and terms. The June 25 Geneva Note was issued in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws.

●	On June 26, 2020, the Company converted $24,700 of a promissory note into 6,500,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On June 29, 2020, the Company converted $26,600 of a promissory note into 7,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On July 01, 2020, the Company converted $29,032.38 of a promissory note into 7,640,100 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	Effective July 01, 2020, the Company entered into an agreement with Blue Citi under which Blue Citi agreed to forbear from enforcing its rights under the Consolidated Note with regard certain possible events of default under the Consolidated Note, and the Company and Blue Citi further agreed to amend the Consolidated Note as follows: (i) maturity date will be March 31, 2021; (ii) Blue Citi’s right to match a lower conversion rate will now only apply to convertible notes issued after July 01, 2020; and, (iii) no further interest shall accrue on the Consolidated Note so long as there is no event of default.

●	Effective July 01, 2020, the Company entered into an agreement with Smea2z LLC (“Smea2z”) under which Smea2z agreed to forbear from enforcing its rights with regard certain possible events of default under that certain 8% Convertible Redeemable Note in the original principal amount of Two Hundred Twenty Thousand Dollars ($220,000) on 23 October 2018, with a maturity date of 23 July 2019 (the “SME Note”). The Company and Smea2z further agreed to amend the SME Note as follows: (i) maturity date will be September 30, 2020; (ii) Smea2z has no right to match a lower conversion rate; (iii) no conversions until October 01, 2020; and, (iv) no further interest shall accrue on the SME Note so long as there is no event of default.

●	Effective July 01, 2020, the Company entered into an agreement with Blue Citi under which Blue Citi agreed to forbear from enforcing its rights with regard certain possible events of default under that certain 8% Convertible Redeemable Note in the original principal amount of One Hundred Ten Thousand Dollars ($110,000) on 16 October 2018, with a maturity date of 16 July 2019 (the “AFT Note”). The Company and Blue Citi further agreed to amend the AFT Note as follows: (i) maturity date will be September 30, 2020; (ii) Blue Citi has no right to match a lower conversion rate; (iii) no conversions until October 01, 2020; and, (iv) no further interest shall accrue on the AFT Note so long as there is no event of default.

●	Effective July 01, 2020, the Company entered into an agreement with Blue Citi under which Blue Citi agreed to forbear from enforcing its rights under the Credit Line Note with regard certain possible events of default under the Credit Line Note, and the Company and Blue Citi further agreed to amend the Credit Line Note as follows: (i) maturity date will be June 30, 2021; (ii) Blue Citi no longer has a right to match a lower conversion rate; (iii) the conversion rate will be set at 40%; (iv) conversions can start at the earlier of (a) the maturity date or, (b) both the AFT Note and Smea2z Note are paid in full; and, (v) as additional consideration, the Company issued the Penalty Note to Blue, as discussed below.

●	Effective July 01, 2020, the Company issued to Blue Citi a Convertible Promissory Note (the “Penalty Note”) in the aggregate principal amount of $25,000 as additional consideration for amendment and forbearance of the Credit Line Note. The Penalty Note (i) accrues interest at a rate of 10% per annum; (ii) can be converted starting on April 01, 2021, at a discount of 40% to the lowest trading price during the twenty consecutive trading days immediately preceding the date of conversion; (iii) Blue Citi has no right to match a lower conversion rate; and, (iv) is due and payable July 01, 2021. The conversion price is subject to adjustment for stock splits, reverse stock splits, stock dividends, and other similar transactions and terms. The Penalty Note was issued in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws.

●	On July 01, 2020, the Company issued a Convertible Promissory Note (the “July Blue Citi Note”) in the aggregate principal amount of $150,000, and received gross proceeds of $140,000 from the lender, Blue Citi. The proceeds will be used for general corporate purposes. The July Blue Citi Note (i) accrues interest at a rate of 10% per annum, (ii) can be converted starting on April 01, 2021, at a discount of 40% to the lowest trading price during the twenty consecutive trading days immediately preceding the date of conversion; (iii) Blue Citi has no right to match a lower conversion rate; and, (iv) is due and payable July 01, 2021. The conversion price is subject to adjustment for stock splits, reverse stock splits, stock dividends, and other similar transactions and terms. The July Blue Citi Note was issued in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws.

●	On July 06, 2020, the Company converted $28,500 of a promissory note into 7,500,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On July 10, 2020, the Company converted $33,230.62 of a promissory note into 8,744,900 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On July 10, 2020, the Company converted $20,000 of a promissory note into 4,210,526 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On July 16, 2020, the Company converted $33,060 of a promissory note into 8,700,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On July 17, 2020, the Company converted $37,336.90 of a promissory note into 9,825,500 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On July 20, 2020, the Company converted $34,200 of a promissory note into 9,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On July 21, 2020, the Company converted $3,800 of a promissory note into 1,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On July 22, 2020, the Company converted $40,906.62 of a promissory note into 10,764,900 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On July 23, 2020, the Company converted $39,900 of a promissory note into 10,500,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On July 23, 2020, the Company issued a Convertible Promissory Note (the “July 23 Geneva Note”) in the aggregate principal amount of $43,000, and received gross proceeds of $40,000 from the lender, Geneva Roth Remark Holdings, Inc. The proceeds will be used for general corporate purposes. The July 23 Geneva Note (i) accrues interest at a rate of 22% per annum, (ii) can be converted 180 days from July 23, 2020 at a discount of 39% to the lowest trading price during the twenty consecutive trading days immediately preceding the date of conversion, and, (iii) is due and payable July 23, 2021. The conversion price is subject to adjustment for stock splits, reverse stock splits, stock dividends, and other similar transactions and terms. The July 23 Geneva Note was issued in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws.

●	On July 27, 2020, the Company converted $14,469.19 of a promissory note into 3,014,415 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On July 27, 2020, the Company converted $43,700 of a promissory note into 11,500,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	Effective July 28, 2020, the company entered into an Advisory Board Agreement (the “Advisory Agreement”) with Omkharan Arasaratnam (the “Advisor”). Pursuant to the Advisory Agreement, the Advisor joined the Advisory Board of the Company for a term of 12-months, although either party may terminate the Advisory Agreement early upon proper notice. The Company agreed to issue to the Advisor five million (5,000,000) shares of its common stock to the Advisor, which shares shall vest at the rate of 25% every 3-months under the Advisory Agreement. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On July 29, 2020, the Company converted $45,600 of a promissory note into 12,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On July 29, 2020, the Company converted $47,880.38 of a promissory note into 12,600,100 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On July 31, 2020, the Company converted $46,130 of a promissory note into 12,139,479 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On August 03, 2020, the Company issued a Convertible Promissory Note (the “August Blue Citi Note”) in the aggregate principal amount of $200,000, and received gross proceeds of $185,000 from the lender, Blue Citi. The proceeds will be used for general corporate purposes. The August Blue Citi Note (i) accrues interest at a rate of 10% per annum; (ii) can be converted starting on February 03, 2021, at a discount of 40% to the lowest trading price during the twenty consecutive trading days immediately preceding the (a) date of conversion or (b) issue date of the August Blue Citi Note; (iii) Blue Citi has no right to match a lower conversion rate; (iv) has prepayment premiums, and can be prepaid only during the first 6-months of the August Blue Citi Note; and, (v) is due and payable August 03, 2021. The conversion price is subject to adjustment for stock splits, reverse stock splits, stock dividends, and other similar transactions and terms. The August Blue Citi Note was issued in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws.

●	Effective August 03, 2020, the Company entered into an agreement with Blue Citi under which Blue Citi agreed to the following amendments to the respective convertible promissory notes:

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

●	Effective August 03, 2020, the Company entered into an agreement with Smea2z LLC to amend the Smea2z Note by extending the maturity date to June 30, 2021.

●	On August 04, 2020, the Company converted $53,200 of a promissory note into 14,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On August 06, 2020, the Company converted $19,000 of a promissory note into 5,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On August 06, 2020, the Company converted $38,000 of a promissory note into 10,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On August 10, 2020, the Company converted $43,566 of a promissory note into 10,783,664 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On August 12, 2020, the Company converted $63,047.80 of a promissory note into 16,418,698 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On August 12, 2020, the Company converted $70,000 of a promissory note into 17,156,863 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On August 14, 2020, the Company converted $69,481.34 of a promissory note into 18,094,099 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On August 14, 2020, the Company entered into a Share Settlement Agreement with the Company’s CEO, Jason Remillard (the “Share Settlement Agreement”). Pursuant to the Share Settlement Agreement, the Company issued to Remillard 144,000 shares of the Company’s Series A preferred stock in exchange for (i) the shares of the Company’s common stock owed to Remillard for the Company’s acquisition of Myriad Software Productions, LLC and Data443 Risk Mitigation, Inc. (the North Carolina corporation) from Remillard; and, (ii) releases of liability from Remillard. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On August 19, 2020, the Company converted $48,000 of a promissory note into 10,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On August 21, 2020, the Company converted $56,678 of a promissory note into 11,807,917 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On August 21, 2020, the Company converted $56,678 of a promissory note into 11,807,917 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On August 21, 2020, the Company converted $56,678 of a promissory note into 11,807,917 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On August 24, 2020, the Company converted $116,976 of a promissory note into 19,496,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On August 24, 2020, the Company issued a Convertible Promissory Note (the “$300K Note”) in the aggregate principal amount of $300,000, and received gross proceeds of $275,000 from the lender, Blue Citi. The proceeds will be used for general corporate purposes. The $300K Note (i) accrues interest at a rate of 10% per annum; (ii) can be converted starting on February 24, 2021, at a discount of 40% to the lowest trading price during the twenty consecutive trading days immediately preceding the (a) date of conversion or (b) issue date of the $300K Note; (iii) Blue Citi has no right to match a lower conversion rate; (iv) has prepayment premiums, and can be prepaid only during the first 6-months of the $300K Note; and, (v) is due and payable August 24, 2021. The conversion price is subject to adjustment for stock splits, reverse stock splits, stock dividends, and other similar transactions and terms. The $300K Note was issued in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws.

●	On August 27, 2020, the Company converted $41,600 of a promissory note into 10,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On August 28, 2020, Data443 Risk Mitigation, Inc. (the “Company”), entered into a letter agreement (the “Maxim Agreement”) with Maxim Group, LLC (“Maxim”) for Maxim to provide general financial advisory, investment banking, and digital marketing services for the Company for an initial term of 6-months. In exchange for the services under the Agreement, the Company shall issue to Maxim shares of the Company’s company stock (a) upon execution of the Maxim Agreement in an amount equal to 2.50% of the Company’s issued and outstanding shares of common stock; and, (b) 2.49% of the of the Company’s issued and outstanding shares of common stock upon the up-listing of the Company’s common stock to a national exchange (NASDAQ or NYSE). All shares issued to Maxim will be non-dilutable for 2-years. Further, cash fees will be paid to Maxim as follows: (i) monthly fee of $2,500; (ii) 8% of the amount of capital raised, invested or committed through or arranged by Maxim; (iii) fee for unallocated expenses of 1% of the amount of capital raised, invested or committed through or arranged by Maxim; and (iv) a 5-year warrant to purchase shares of the Company’s common stock equal to eight percent (8%) of the number of shares of the common stock underlying the securities issued in the financing arranged by Maxim. Lastly, Maxim shall receive a transaction fee equal of 3% of the consideration underlying an acquisitive transaction (such as a merger) arranged by Maxim.

●	On August 31, 2020, the Company converted $86,100 of a promissory note into 21,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On September 01, 2020, the Company converted $40,696.47 of a promissory note into 7,979,700 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On September 02, 2020, the Company converted $94,300 of a promissory note into 23,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On September 09, 2020, the Company converted $143,368.15 of a promissory note into 23,426,168 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On September 10, 2020, the Company issued a Convertible Promissory Note (the “September 10 Geneva Note”) in the aggregate principal amount of $63,000, and received gross proceeds of $60,000 from the lender, Geneva Roth Remark Holdings, Inc. The proceeds will be used for general corporate purposes. The September 10 Geneva Note (i) accrues interest at a rate of 22% per annum, (ii) can be converted 180 days from September 10, 2020 at a discount of 39% to the lowest trading price during the twenty consecutive trading days immediately preceding the date of conversion, and, (iii) is due and payable September 10, 2021. The conversion price is subject to adjustment for stock splits, reverse stock splits, stock dividends, and other similar transactions and terms. The September 10 Geneva Note was issued in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws.

●	On September 14, 2020, the Company converted $13,750 of a promissory note into 2,073,906 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On September 15, 2020, the Company converted $20,000 of a promissory note into 3,016,591 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On September 17, 2020, the Company converted $25,000 of a promissory note into 3,770,739 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On September 18, 2020, the Company converted $57,400 of a promissory note into 14,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On September 22, 2020, the Company converted $24,131.94 of a promissory note into 3,788,374 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On September 29, 2020 the Company converted $75,000 of a promissory note into 25,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	Effective September 30, 2020, the Company exchanged (i) its convertible promissory note originally issued on March 20, 2020 in the amount of $125,000 (referred to herein as the Granite Note); and, (ii) the Common Stock Purchase Warrant dated 18 March 2020 for the issuance of two hundred fifty thousand (250,0000) shares of Company Common Stock (the “Granite Warrant”) for the issuance of a new convertible promissory note issued in favor of Blue Citi LLC in the amount of $325,000 (the “Exchange Note”). Both the Granite Note and the Granite Warrant were cancelled as a result of the exchange and the issuance of the Exchange Note. Terms of the Exchange Note include, without limitation, the following:

a.	Principal balance of $325,000, which includes all accrued and unpaid interest on the Granite Note;

b.	No further interest shall accrue so long as there is no event of default;

c.	Conversions into common stock under the Exchange Note shall be effected at the lowest closing stock price during the five (5) days preceding any conversion, with -0- discount and a conversion price not below $0.007;

d.	No prepayment premiums or penalties; and

e.	Maturity date of September 30, 2021.

The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On October 02, 2020, the Company issued a total of 119,155,869 shares of its common stock to three individuals in connection with the transaction closed on September 16, 2019, in which we acquired certain assets collectively known as DataExpress® from DMBGroup, LLC. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On October 6, 2020, the Company issued 25,300,000 shares of its common stock upon the cashless exercise of a warrant. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On October 07, 2020, the Company converted $92,600 of a promissory note into 30,866,666 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On October 08, 2002, the Company entered into an Asset Purchase Agreement with Resilient Network Systems, Inc. (“RNS”) to acquire the intellectual property rights and certain assets collectively known as Resilient Networks™, a Silicon Valley based SaaS platform that performs SSO and adaptive access control “on the fly” with sophisticated and flexible policy workflows for authentication and authorization. The total purchase price of $305,000 consists of: (i) a $125,000 cash payment at closing; and, (ii) the issuance of 19,148,936 shares of our common stock to RNS. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On October 21, 2020, the Company converted $131,250 of a promissory note into 37,500,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On November 4, 2020, the Company issued 12,711,503 shares of its common stock upon the cashless exercise of a warrant. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On November 16, 2020, the Company converted $118,000 of a promissory note into 40,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On November 17, 2020, the Company entered into an agreement with an existing lender to settle a dispute regarding a convertible promissory note, and exchanged that note for a newly issued note. The disputed note, referred to herein as the “Smea2z Note”, was originally issued on 23 October 2018 in favor of SMEA2Z LLC in the original principal amount of Two Hundred Twenty Thousand Dollars ($220,000), with a variable conversion feature at discount to the market price, and a maturity date of 23 July 2019. Subsequent to the issuance of the Smea2z Note, a series of agreements were executed which amended various terms and conditions of the Smea2z Note, resulting in, among other things, a purported current principal balance of Six Hundred Thousand Eight Hundred Fifty Dollars ($608,850), a variable conversion feature at a deeper discount to the market price, and a maturity date of 30 June 2021. The Smea2z Note was recently acquired by the current holder. The Company and the holder executed a Settlement and Release Agreement (the “Settlement Agreement”) under which, among things, they agreed to settle all disputes regarding the Smea2z Note and release each other from all liability under the Smea2z Note. As a result, the Smea2z Note was cancelled, and a new note was issued (the “Smea2z Exchange Note”) in exchange for the Smea2z Note. The Smea2z Exchange Note was issued as of 17 November 2020 in the reduced original principal amount of Four Hundred Thousand Dollars ($400,000). The Smea2z Exchange Note further provides as follows: (i) no further interest shall accrue so long as there is no event of default; (ii) maturity date of 30 June 2021; (iii) no right to prepay; (iv) conversion price is fixed at $0.0035; (v) Typical events of default for such a note, as well as a default in the event the closing price for the Company’s common stock is less than $0.0035 for at least 5-consecutive days; and, (vi) leak-out provision providing for (a) one conversion per week, for no more than 40,000,000, and (b) if the trading volume for the Company’s common stock exceeds 50,000,000 shares on any day, a second conversion may be exercised during that week, for no more than 40,000,000 (a total of eighty million shares for that week).

●	On November 18, 2020, the Company entered into an agreement with three existing investors in the Company (the “Warrant Holders”), each of which was the holder of warrants issued the Company. The total number of warrants (collectively, the “Exchanged Warrants”) held by the Warrant Holders totaled 617,682 (which were accounted for in the Company’s financial statements at approximately 300,000,000 warrants after resets and derivative liabilities). The Company and the Warrant Holders agreed to exchange the Exchanged Warrants for three newly issued promissory notes (the “Warrant Exchange Notes”). As a result of the exchange, the Exchanged Warrants were cancelled and of no further force and effect. The Warrants Exchange Notes were issued as of 18 November 2020 in the total original principal amount of One Hundred Thousand Dollars ($100,000). The Warrant Exchange Notes further provide as follows: (i) interest accrues at 5% per annum; (ii) maturity date of 18 November 2025; (iii) no right to prepay; (iv) fixed conversion price of $0.01; and, (v) typical events of default for such a note. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On November 23, 2020, the Company converted $44,900 of a promissory note into 15,482,759 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On November 25, 2020, the Company issued 5,300 shares of its Series B Preferred Stock in exchange for $50,000 of net proceeds from an investor. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On December 02, 2020, the Company converted $140,000 of a promissory note into 40,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On December 08, 2020, the Company converted $140,000 of a promissory note into 40,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On December 11, 2020, the Company entered into a Common Stock Purchase Agreement (“CSPA”) with Triton Funds, LP, a Delaware limited partnership (“Triton”), an unrelated third party. Triton agreed to invest $1 million in the Company in the form of common stock purchases. Subject to the terms and conditions set forth in the CSPA, the Company agreed to sell to Triton common shares of the Company having an aggregate value of One Million Dollars ($1,000,000). The Company may, in its sole discretion, deliver a Purchase Notice to Triton which states the dollar amount of shares which the Company intends to sell to Triton. The price of the shares to be sold will be $0.006 per shares. Triton’s obligation to purchase securities is conditioned on certain factors including, but not limited, to the Company having an effective registration available for resale of the securities being purchased; a minimum closing price of $0.009 per share for the Company’s common stock on the delivery date for the shares; and, Triton’s ownership not exceeding 9.9% of the issued and outstanding shares of the Company at any time. In connection with the CSPA, the Company also issued to Triton warrants to acquire 100,000,000 shares of the Company’s common stock at an exercise price of $0.01 per shares, with a term of 5-years. The issuance of the warrants was exempt under Section 4(a)(2) of the Securities Act.

●	On December 15, 2020, the Company converted $30,000 of a promissory note into 9,375,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On December 15, 2020, the Company converted $15,150 of a promissory note into 4,734,375 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On December 17, 2020, the Company converted $45,000 of a promissory note into 12,371,134 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On December 29, 2020, the Company converted $45,150 of a promissory note into 14,109,375 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On January 04, 2021, the Company converted $45,390 of a promissory note into 11,866,580 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On January 06, 2021, the Company issued 3,800 shares of its Series B Preferred Stock in exchange for $35,000 of net proceeds from an investor. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On January 25, 2021, pursuant to the terms and conditions of a Note Purchase Agreement, the Company issued a Convertible Promissory Note (the “Quick Capital Note”) in the aggregate principal amount of $114,500, and received gross proceeds of $100,000 from the lender, Quick Capital, LLC (“Quick Capital”). The proceeds will be used for general corporate purposes. The Quick Capital Note (i) has a one-time interest charge of five percent (5%); (ii) is due and payable 90-days from issuance; and, (iii) can be converted into shares of the Company’s common stock upon an event of default, at a conversion price equal to the lesser of: (a) $0.01, or (b) 61% multiplied by the average of the two lowest trading prices for our Common Stock during the 20-days prior to the date of the conversion. In connection with, and as a condition to, the issuance of the Quick Capital Note, the Company also issued 5,725,000 shares of its common stock to Quick Capital. The Quick Capital Note and the shares of common stock were issued in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws.

●	On January 27, 2021, the Company converted $45,150 of a promissory note into 12,541,667 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On January 28, 2021, the Company issued 2,000,000 shares of its common stock to a consultant pursuant to an agreement with the consultant. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On February 02, 2021, the Company issued 20,684,000 shares of its common stock to Maxim Partners LLC pursuant to the Maxim Agreement. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On February 03, 2021, the Company issued 1,250,000 shares of its common stock to a member of the Company’s Advisory Board. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On February 03, 2021, the Company issued 1,250,000 shares of its common stock to a member of the Company’s Advisory Board. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	Effective February 08, 2021 the Company entered into the Blue Citi Notes Settlement Agreement with Blue Citi (the “Notes Settlement”) to, among other things, settle all disputes regarding all convertible promissory notes issued in favor of Blue Citi (the “Blue Citi Notes”). The following terms, among others, applied to each of the Blue Citi Notes:

a.	All accrued and unpaid interest under the Blue Citi Notes shall be nullified in full and be deemed to be zero, and no further interest of any amount shall accrue on any of the Blue Citi Notes.

b.	At no time shall the total ownership of shares of the Company’s common stock by Blue Citi exceed 9.99% of the total number of issued and outstanding shares of common stock.

c.	The Company shall have no right to prepayment, or any other right to repay in cash, any of the Blue Citi Notes. Similarly, Blue Citi shall have no right to demand cash payment under any of the Blue Citi Notes.

d.	Blue Citi shall be limited in its sales of our common stock to a maximum of fifty million (50,000,000) shares each calendar week. However, in the event that the total volume of traded shares for our common stock exceeds three hundred million (300,000,000) in any calendar week, then the trading limitation for the following calendar week shall be increased to seventy five million (75,000,000) shares of common stock.

With regard to each of the respective Blue Citi Notes, the Company and Blue Citi further agreed as follows:

a.	Convertible note in the original principal amount of Two Hundred Thousand Dollars ($200,000) issued on 08 January 2020 shall have a fixed conversion price of $0.01, resulting in the issuance of 20,000,000 shares upon conversion.

b.	Convertible note in the original principal amount of Twenty Five Thousand Dollars ($25,000) issued on 01 July 2020 shall be nullified in full and be deemed to be zero, and be of no further force and effect.

c.	Convertible note in the original principal amount of One Hundred Fifty Thousand Dollars ($150,000) issued on 01 July 2020 shall have a fixed conversion price of $0.01, resulting in the issuance of 15,000,000 shares upon conversion.

d.	Convertible note in the original principal amount of Two Hundred Thousand Dollars ($200,000) issued on 03 August 2020 shall have a fixed conversion price of $0.005, resulting in the issuance of 40,000,000 shares upon conversion.

e.	Convertible note in the original principal amount of Three Hundred Thousand Dollars ($300,000) issued on 24 August 2020 shall have a fixed conversion price of $0.005, resulting in the issuance of 60,000,000 shares upon conversion.

f.	Convertible note in the original principal amount of Three Hundred Twenty Five Thousand Dollars ($325,000) issued on 30 September 2020 shall have a fixed conversion price of $0.015, resulting in the issuance of 21,666,667 shares upon conversion.

g.	Convertible note in the original principal amount of Four Hundred Thousand Dollars ($400,000) issued on 17 November 2020 shall have a fixed conversion price of $0.0035, resulting in the issuance of 34,285,714 shares upon conversion.

●	On February 09, 2021, the Company converted $120,000 of a promissory note into 34,285,714 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On February 10, 2021, the Company converted $200,000 of a promissory note into 40,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	Effective February 12, 2021 Geneva Roth Remark Holdings, Inc. (“Geneva Roth”) and the Company finalized and closed the Securities Exchange Agreement (the “Geneva Exchange Agreement”). Geneva Roth was the holder of that certain Convertible Promissory Note in the original principal amount of Sixty Three Thousand Dollars ($63,000) dated September 10, 2020, with a maturity date of September 10, 2021 (the “Geneva Roth Note”). Pursuant to the Geneva Exchange Agreement, and solely in exchange for the Geneva Roth Note, Geneva Roth exchanged the Geneva Roth Note for six thousand five hundred sixty (6,560) shares of our Series B Preferred Stock. The Geneva Roth Note was thereafter cancelled and of no further force and effect. The issuance was exempt under Section 4(a)(2) and 3(a)(9) of the Securities Act.

●	On February 19, 2021, the Company converted $200,000 of a promissory note into 20,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On February 19, 2021, the Company converted $150,000 of a promissory note into 15,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On February 19, 2021, the Company issued 7,800 shares of its Series B Preferred Stock in exchange for $75,000 of net proceeds from an investor. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On February 19, 2021, the Company converted $100,000 of a promissory note into 20,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On February 24, 2021, the Company converted $200,000 of a promissory note into 40,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On February 25, 2021, the Company converted $325,000 of a promissory note into 21,666,667 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On March 15, 2021, the Company converted 4,500 shares of its Series B Preferred Stock into 7,680,508 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On March 16, 2021, the Company converted 2,060 shares of its Series B Preferred Stock into 3,515,966 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

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

The following discussion and analysis of the results of operations and financial condition for the fiscal years ended December 31, 2020 and 2019 should be read in conjunction with our consolidated financial statements, and the notes to those financial statements that are included elsewhere in this Annual Report.

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

On or around February 7, 2019, the Company entered into an Exclusive License and Management Agreement (the “License Agreement”) with Wala, Inc. (“Wala”). Under the License Agreement the Company was granted the exclusive right and license to receive all benefits from the marketing, selling, and licensing of the data archiving platform known as ArcMail and all assets related thereto (the “ArcMail Assets”). In connection with the License Agreement, the Company also executed (i) a Stock Rights Agreement, under which the Company had the right to acquire all shares of stock of Wala; and, (ii) a Business Covenants Agreement, under which Wala and its CEO agreed to not compete with the Company’s use of the ArcMail assets for a designated period of time. The License Agreement, Stock Rights Agreement, and Business Covenants Agreement are collectively referred to herein as the “ArcMail Agreements”).

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

On March 05, 2020 the Company amended its Articles of Incorporation to increase the number of shares of authorized common stock to 250,000,000. On April 15, 2020 the Company further amended its Articles of Incorporation to increase the number of shares of authorized common stock to 750,000,000. On August 17, 2020 the Company again amended its Articles of Incorporation to increase the number of shares of authorized common stock to 1.5 billion. On November 25, 2020 the Company filed a Certificate of Designation to authorize and create its Series B Preferred shares, consisting of 80,000 shares. On December 15, 2020 the Company again amended its Articles of Incorporation to increase the number of shares of authorized common stock to 1.8 billion.

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

On October 08, 2020, the Company entered into an Asset Purchase Agreement with Resilient Network Systems, Inc. (“RNS”) to acquire the intellectual property rights and certain assets collectively known as Resilient Networks™, a Silicon Valley based SaaS platform that performs SSO and adaptive access control “on the fly” with sophisticated and flexible policy workflows for authentication and authorization. The total purchase price of $305,000 consists of: (i) a $125,000 cash payment at closing; and, (ii) the issuance of 19,148,936 shares of our common stock to RNS.

On December 11, 2020, the Company entered into a Common Stock Purchase Agreement (“CSPA”) with Triton Funds, LP, a Delaware limited partnership (“Triton”), an unrelated third party. Triton agreed to invest $1 million in the Company in the form of common stock purchases. Subject to the terms and conditions set forth in the CSPA, the Company agreed to sell to Triton common shares of the Company having an aggregate value of One Million Dollars ($1,000,000). The price of the shares to be sold will be $0.006 per shares. Triton’s obligation to purchase securities is conditioned on certain factors including, but not limited, to the Company having an effective registration available for resale of the securities being purchased; a minimum closing price of $0.009 per share for the Company’s common stock on the delivery date for the shares; and, Triton’s ownership not exceeding 9.9% of the issued and outstanding shares of the Company at any time. The Company filed a registration statement on Form S-1 with the SEC on December 28, 2020. The S-1 was declared effective by the SEC as of January 26, 2021.

The Company is now the de facto industry leader in data privacy solutions for All Things Data Security™, providing software and services to enable secure data across local devices, network, cloud, and databases, at rest and in flight. Its suite of products and services is highlighted by: (i) ARALOC™, which is a market leading secure, cloud-based platform for the management, protection and distribution of digital content to the desktop and mobile devices, which protects an organization’s confidential content and intellectual property assets from leakage — malicious or accidental — without impacting collaboration between all stakeholders; (ii) DATAEXPRESS®, the leading data transport, transformation and delivery product trusted by leading financial organizations worldwide; (iii) ArcMail™, which is a leading provider of simple, secure and cost-effective email and enterprise archiving and management solutions; (iv) ClassiDocs® the Company’s award-winning data classification and governance technology, which supports CCPA, LGPD, and GDPR compliance; (v) ClassiDocs™ for Blockchain, which provides an active implementation for the Ripple XRP that protects blockchain transactions from inadvertent disclosure and data leaks; (vi) Data443® Global Privacy Manager, the privacy compliance and consumer loss mitigation platform which is integrated with ClassiDocs™ to do the delivery portions of GDPR and CCPA as well as process Data Privacy Access Requests – removal request – with inventory by ClassiDocs™; (vii) Resilient Access™, which enables fine-grained access controls across myriad platforms at scale for internal client systems and commercial public cloud platforms like Salesforce, Box.Net, Google G Suite, Microsoft OneDrive and others; (viii) Data443™ Chat History Scanner, which scans chat messages for Compliance, Security, PII, PI, PCI & custom keywords; (ix) the CCPA Framework WordPress plugin, which enables organizations of all sizes to comply with the CCPA privacy framework; (x) FileFacets™, a Software-as-a-Service (SaaS) platform that performs sophisticated data discovery and content search of structured and unstructured data within corporate networks, servers, content management systems, email, desktops and laptops; (xi) the GDPR Framework WordPress plugin, with over 30,000 active users and over 400,000 downloads it enables organizations of all sizes to comply with the GDPR and other privacy frameworks; and (xii) IntellyWP™, a leading purveyor of user experience enhancement products for webmasters for the world’s largest content management platform, WordPress.

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

We believe that the impact of COVID-19 has increased the long-term opportunity that we see to help our customers protect their data and detect threats, as well as achieve regulatory compliance. Nevertheless, in the early stages of the pandemic, we experienced some negative impact on our results of operations in the last two weeks of the first quarter, as we believe our customers’ focus turned primarily to the safety of their employees and to positioning themselves to operate under a work-from-home environment. However, since that time, we have seen companies pivot from that emergency mode to become more focused on the elevated risks associated with having a highly distributed workforce. Companies around the world now have the majority of their employees working from potentially vulnerable home networks, accessing critical on-premises data stores and infrastructure through VPNs and in cloud data stores. We believe that the COVID-19 pandemic has significantly increased the threat of cybercrime, and that we remain positioned to help our clients protect against data and infrastructure against cybercrime. This has resulted in increase in traffic to our website. During the third and fourth quarters of 2020, as existing customers and prospects continued to adjust to the new working practices, we saw some of this interest convert into new business or the expansion of existing business. While we are encouraged by these trends, we continue to see corporate expenditures subject to elevated scrutiny in the current environment. We have also been unable to travel to meet with prospective new clients, which has impacted our ability to convert prospects into new clients. We anticipate that as the COVID-19 pandemic continues, it will continue to be challenging to estimate conversion rates of prospective business into actual new client.

Through December 31, 2020, there has not been a noticeable increase in accounts receivable for the Company. However, it is likely that if the COVID-19 pandemic persists and state stay-at-home orders remain in place, it is likely that more customers will be unable to keep their bills current. Further, while we have not yet experienced any interruption to our normal materials and supplies process, it is impossible to predict whether COVID-19 will cause future interruptions and delays.

Through December 31, 2020 we have not had any of our employees contract the COVID-19 virus. Should we have a significant number of our employees contract the COVID-19 virus it could have a negative impact on our ability to serve customers in a timely fashion.

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

Recent Accounting Pronouncements

From time-to-time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”), or other standard setting bodies, relating to the treatment and recording of certain accounting transactions. Unless otherwise discussed herein, management of the Company has determined that these recent accounting pronouncements will not have a material impact on the financial position or results of operations of the Company. For further discussion of recently issued and adopted accounting pronouncements, please see Note 1 to the consolidated financial statements included herein.

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

Stock-Based Compensation

We measure the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date. For non-employees, as per ASU No. 2018-7, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, remeasurement is not required. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Stock-based compensation expense is recorded by us in the same expense classifications in the consolidated statements of operations, as if such amounts were paid in cash. Also, refer to Note 1 – Summary of Significant Accounting Policies, in the consolidated financial statements that are included in this Annual Report.

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

In December 2019, COVID-19 was reported in China; in January 2020 the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern;, and, in March 2020 the WHO declared it a pandemic. The long-term impact of COVID-19 on our operational and financial performance will depend on certain developments including the duration, spread, severity, and potential recurrence of the virus. Our future performance will also depend on the impact of COVID-19 on our customers, partners, employee productivity, and sales cycles, including as a result of travel restrictions. These potential developments are uncertain and cannot be predicted and as such, the extent to which COVID-19 will impact our business, operations, financial condition and results of operations over the long term is unknown. Furthermore, due to our shift to a predominantly subscription model, the effect of COVID-19 may not be fully reflected in our results of operations until future periods.

While we are actively managing our response to the COVID-19 pandemic, its impact on our year 2021 results and beyond is uncertain. We continue to conduct business as usual with modifications to employee travel, employee work locations, customer interactions, and cancellation of certain marketing events, among other things. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers, and stockholders. The extent to which the COVID-19 pandemic may impact our longer-term operational and financial performance remains uncertain. Furthermore, due to our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods, if at all. The extent of the impact of the COVID-19 pandemic will depend on several factors, including the pace of reopening the economy around the world; the possible resurgence in the spread of the virus; the development cycle of therapeutics and vaccines; the impact on our customers and our sales cycles; the impact on our customer, employee, and industry events; and the effect on our vendors. Please see Item 1A, “Risk Factors,” in this Annual Report for a further description of the material risks we currently face, including the risks related to the COVID-19 pandemic.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2020 COMPARED TO THE YEAR ENDED DECEMBER 31, 2019

Our operations for the year ended December 31, 2020 and 2019 are outlined below:

	Year Ended
	December 31,
	2020	2019	Change
Revenue	$2,474,627	$1,453,413	$1,021,214
Cost of revenue	303,515	117,106	186,409
Gross Profit	2,171,112	1,336,307	834,805
Gross Profit Percentage	88%	92%	(4)%

Operating expense	6,071,597	5,270,386	801,211
Other income (expense)	(10,006,700)	3,326,708	(13,333,408)
Net loss	$(13,907,185)	$(607,371)	$(13,299,814)

Revenue

The increase in revenue was primarily due to revenues from assets acquired during 2020.

Cost of revenue

Cost of revenue consists of direct expense, such as sales commission, shipping, and supplies. The increase in cost of revenue was primarily due to an increase in revenue.

For the years ended December 31, 2020 and 2019 our operating expenses are as follows:

	Year Ended
	December 31,
	2020	2019	Change
Operating expenses
General and administrative	$5,830,703	$4,796,652	$1,034,051
Sales and marketing	240,894	469,529	(228,635)
Research and development	-	4,205	(4,205)
Total operating expenses	$6,071,597	$5,270,386	$801,211

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

Other income (expense)

Other income for the year ended December 31, 2020 consisted of interest expense, loss on change in fair value of derivative, and loss on settlement and extinguishment of debt. Other income for the year ended December 31, 2019 consisted of interest expense, gain on change in fair value of derivative, gain on contingent liability, and loss on settlement on lawsuit. The increase in other income was primarily due to change in fair value of derivative liabilities.

Net Loss

The net loss for the year ended December 31, 2020 was mainly derived from an operating loss of $3,900,485, and loss on change in fair value of derivative liability of $7,406,416. The net loss for the year ended December 31, 2019 was mainly derived from an operating loss of $3,934,079, due in part by increased general and administrative costs and reduced by other net income of $3,326,708, which was mainly from a gain on change in fair value of derivative liability of $7,238,498.

CASH FLOW FOR THE YEAR ENDED DECEMBER 31, 2020 COMPARED TO THE YEAR ENDED DECEMBER 31, 2019

Liquidity and Capital Resources

The following table provides selected financial data about our company as of December 31, 2020 and 2019, respectively.

Working Capital

The following table provides selected financial data about our company as of December 31, 2020 and 2019, respectively.

	December 31,	December 31,
	2020	2019	Change
Current assets	$195,286	$91,337	$103,949
Current liabilities	$5,617,390	$9,494,908	$(3,877,518)
Working capital deficiency	$(5,422,104)	$(9,403,571)	$3,981,467

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of December 31, 2020, our principal sources of liquidity were cash of $58,783 and trade accounts receivable of $136,503, as compared to cash of $18,673, trade accounts receivable of $63,556, inventory of $8,301 and other current assets of $807 as of December 31, 2019.

During the last two years, and through the date of this Annual Report, we have faced an increasingly challenging liquidity situation that has severely limited our ability to execute our operating plan. We generated no revenue until the fourth quarter of 2018, though we have actively prepared to initiate business in the data security market. We have also been required to maintain our corporate existence, satisfy the requirements of being a public company, and have chosen to become a mandatory filer with the SEC. We will need to obtain capital to continue operations. There is no assurance that we will be able to secure such funding on acceptable (or any) terms. During the year ended December 31, 2020 and 2019, we reported a loss from operations of $3,900,485 and $3,934,079, respectively, and had negative cash flows used in operating activities of $758,479 and $828,437, respectively, for the same periods.

As of December 31, 2020, we had assets of cash in the amount of $58,783 and other current assets in the amount of $136,503. As of December 31, 2020, we had current liabilities of $5,617,390. The Company’s accumulated deficit as of December 31, 2020 was $35,518,584.

As of December 31, 2019, we had assets of cash in the amount of $18,673 and other current assets in the amount of $72,664. As of December 31, 2019, we had current liabilities of $9,494,908. The Company’s accumulated deficit as of December 31, 2019 was $21,610,915. The decrease in working capital deficiency was primarily due to a decrease in derivative liability, offset by an increase in deferred revenue, convertible notes, due to related party and license fee payable.

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

Cash Flow

	Year Ended
	December 31,
	2020	2019	Change
Cash used in operating activities	$(758,479)	$(828,437)	$69,958
Cash used in investing activities	$(461,400)	$(279,938)	$(181,462)
Cash provided by financing activities	$1,259,989	$802,113	$457,876
Cash on hand	$58,783	$18,673	$40,110

Operating Activities

During the year ended December 31, 2020, our Company used $758,479 in operating activities, compared to $828,437 during the year ended December 31, 2019. Cash used in operation activities was primarily due to an increase in operating liabilities.

Investing Activities

During the year ended December 31, 2020, we used funds in investing activities of $315,000 to acquire intellectual property and $146,400 to acquire property and equipment. During the year ended December 31, 2019, we used funds in investing activities of $269,309 to acquire intellectual property and $10,629 to acquire property and equipment.

Financing Activities

During the year ended December 31, 2020 we raised $50,000 through the issuance of Series B Preferred Stock; $1,502,250 from issuance of convertible debt; $2,147,996 from issuance of notes payable; and, $299,173 from loan from related party, offset in part through repayment of $1,689,846 on notes payable; repayment to related party of $976,257 and, $73,327 of capital lease payments. By comparison, during the year ended December 31, 2019 we raised $500,000 through the issuance of approximately 557,936 shares of our common stock and warrants to acquire approximately 291,219 shares of our common stock on a post reverse split basis, $440,000 for stock subscriptions of commons stock and warrants to be issued later, and $676,000 from issuance of convertible debt, $215,120 from issuance of notes payable, $12,900 from loan form related party, offset in part through repayment of $650,000 on notes payable, repayment to related party of $371,623 and $20,284 of capital lease payments.

We are dependent upon the receipt of capital investment or other financing to fund our ongoing operations and to execute our business plan. In addition, we are dependent upon our controlling shareholder to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our plan of operations.

Going Concern

The consolidated financial statements accompanying this Annual Report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our Company has generated very limited revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the ability of our company to obtain necessary financing to achieve our operating objectives, and the attainment of profitable operations. As of December 31, 2020, our Company has an accumulated deficit of $35,518,584. We do not have sufficient working capital to enable us to carry out our plan of operation for the next twelve months.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the consolidated financial statements for the year ended December 31, 2020, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Data443 Risk Mitigation, Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Data443 Risk Mitigation, Inc (“the Company”), as of December 31, 2020, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020, and the consolidated results of its operations and its cash flows for the year ended December 31, 2020, in conformity with U.S generally accepted accounting principles.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatements of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Critical Accounting Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgement. The communication of a critical audit matter does not alter in anyway our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Going Concern Assessment

As described in Note 3 to the consolidated financial statements, the Company prepared its financial statements on a going concern basis, and management has concluded that the Company has not generated significant income to date. For the year ended December 31, 2020, the Company incurred net losses of USD 13.9 million and used the net cash in operating activities of USD 0.76 million. As of December 31, 2020, the accumulated deficit amounted to USD 35.52 million, total stockholders’ deficit of USD 3.49 million and the current liabilities exceeded the current assets in the amount of USD 5.42 million. The Company is subject to the risks and uncertainties associated with a business with no substantive revenue, as well as limitations on its operating capital resources. These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise capital and generate revenue and profits in the future. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

The principal consideration for our determination that performing procedures relating to the Company’s going concern assessment is a critical audit matter is the significant judgment by management for the going concern assessment, which is dependent upon the Company’s ability to raise capital and generate revenue and profits in the future.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the issuance of additional equity, debt securities and purchase of intellectual properties by the Company subsequent to year end. The evaluation of management’s going concern assessment also included consummation of external financing. Emphasis of a Matter is included regarding the Company’s ability to continue as a going concern below.

Emphasis of a Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements and going concern assessment of critical accounting matter above, the Company has suffered recurring losses from operations and has working capital and stockholders’ deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ TPS Thayer, LLC

TPS Thayer, LLC

We have served as the Company’s auditor since 2020

Sugar Land, Texas

March 23, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Data443 Risk Mitigation, Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Data443 Risk Mitigation, Inc (formerly known as Landstar, Inc.) (“the Company”), as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with U.S generally accepted accounting principles.

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

/S/ Thayer O’Neal Company, LLC

Thayer O’Neal Company, LLC

We have served as the Company’s auditor from 2018

Sugar Land, Texas

April 17, 2020

DATA443 RISK MITIGATION, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019
Assets
Current assets
Cash	$58,783	$18,673
Accounts receivable	136,503	63,556
Inventory	-	8,301
Prepaid expense and other current assets	-	807
Total current assets	195,286	91,337

Property and equipment, net	324,349	100,127
Operating lease right-of-use assets, net	248,237	395,388
Intellectual property, net of accumulated amortization	2,310,907	3,141,938
Deposits	31,440	20,944
Total Assets	$3,110,219	$3,749,734

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$401,014	$408,195
Deferred revenue	1,478,430	728,749
Interest payable	62,212	59,979
Notes payable	585,310	165,120
Convertible notes payable, net of unamortized discount	1,243,768	3,212,786
Derivative liability	-	2,601,277
Due to a related party	561,230	1,103,314
License fee payable	1,094,691	1,094,691
Operating lease liability	100,170	86,372
Finance lease liability	90,565	34,425
Total Current Liabilities	5,617,390	9,494,908

Series B Preferred Stock, 80,000 shares designated; $0.001 par value; Stated value $10.00 5,300 and 0 shares issued and outstanding, net of discount, respectively	50,203	-
Notes payable - non-current	572,495	-
Deferred revenues - non-current	39,733	224,797
Operating lease liability - non-current	237,961	373,000
Finance lease liability - non-current	83,109	53,480
Total Liabilities	6,600,891	10,146,185

Commitments and Contingencies	-	-
Stockholders’ Deficit
Preferred stock: 337,500 authorized; $0.001 par value
Series A Preferred Stock, 150,000 shares designated; $0.001 par value; 150,000 and 1,334 shares issued and outstanding, respectively	150	1
Common stock: 1,800,000,000 authorized; $0.001 par value 1,044,012,947 and 9,692,065 shares issued and outstanding, respectively	1,044,013	9,692
Additional paid in capital	30,983,749	15,204,771
Accumulated deficit	(35,518,584)	(21,610,915)
Total Stockholders’ Deficit	(3,490,672)	(6,396,451)
Total Liabilities and Stockholders’ Deficit	$3,110,219	$3,749,734

See the accompanying Notes, which are an integral part of these Consolidated Financial Statements

DATA443 RISK MITIGATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2020	2019

Revenue	$2,474,627	$1,453,413
Cost of revenue	303,515	117,106
Gross profit	2,171,112	1,336,307

Operating expenses
General and administrative	5,830,703	4,796,652
Sales and marketing	240,894	469,529
Research and development	-	4,205
Total operating expenses	6,071,597	5,270,386

Net loss from operations	(3,900,485)	(3,934,079)

Other income (expense)
Interest expense	(2,517,947)	(1,761,823)
Loss on impairment of intangible asset	-	(1,328,638)
Gain on contingent liability	-	450,000
Loss on settlement and extinguishment of debt	(82,337)	(1,271,329)
Change in fair value of derivative liability	(7,406,416)	7,238,498
Total other income (expense)	(10,006,700)	3,326,708

Loss before income taxes	(13,907,185)	(607,371)
Provision for income taxes	-	-
Net loss	$(13,907,185)	$(607,371)

Dividend on Series B Preferred Stock	(484)	-
Net loss attributable to common stockholders	$(13,907,669)	$(607,371)

Basic and diluted loss per Common Share	$(0.04)	$(0.07)
Basic and diluted weighted average number of common shares outstanding	335,429,821	9,198,761

See the accompanying Notes, which are an integral part of these Consolidated Financial Statements

DATA443 RISK MITIGATION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Series A				Additional		Total Stockholders’
	Preferred Stock		Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance - December 31, 2018	1,334	$1	6,816,281	$6,816	$8,689,353	$(21,003,544)	$(12,307,374)

Common stock issued to settle debt	-	-	2,000,000	2,000	3,203,000	-	3,205,000
Stock issuable for asset purchase	-	-	-	-	1,350,000	-	1,350,000
Settlement of stock subscriptions	-	-	336,020	336	(336)	-	-
Issuance of restricted stock	-	-	236,681	237	(237)	-	-
Warrants on stock subscriptions	-	-	-	-	83,334	-	83,334
Issuance of common stock	-	-	557,942	558	499,442	-	500,000
Share-based compensation	-	-	-	-	869,960	-	869,960
Stock subscriptions	-	-	-	-	440,000	-	440,000
Share exchange with related party for Data443 additional share issuable	-	-	-	-	70,000	-	70,000
Adjustment of reverse stock split	-	-	1,745,141	1,745	(1,745)	-	-
Cancellation of share due to settlement of lawsuit	-	-	(2,000,000)	(2,000)	2,000	-	-
Net loss	-	-	-	-	-	(607,371)	(607,371)
Balance - December 31, 2019	1,334	$1	9,692,065	$9,692	$15,204,771	$(21,610,915)	$(6,396,451)

Preferred stock issued for service - related party	4,666	5	-	-	158,639		158,644
Common stock issued for conversion of debt	-	-	812,893,572	812,893	13,546,553	-	14,359,446
Common stock issued for exercised cashless warrant	-	-	38,011,503	38,012	(38,012)	-	-
Common stock issued for asset purchase	-	-	140,770,559	140,771	39,229	-	180,000
Resolution of derivative liability upon exercise of warrant	-	-	-	-	406,856	-	406,856
Settlement of stock subscriptions	144,000	144	1,496,516	1,496	(1,640)	-	-
Stock-based compensation	-	-	41,148,732	41,149	1,149,853	-	1,191,002
Beneficial conversion feature	-	-	-	-	517,500	-	517,500
Net loss	-	-	-	-	-	(13,907,669)	(13,907,669)
Balance - December 31, 2020	150,000	$150	1,044,012,947	$1,044,013	$30,983,749	$(35,518,584)	$(3,490,672)

See the accompanying Notes, which are an integral part of these Consolidated Financial Statements

DATA443 RISK MITIGATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,907,669)	$(607,371)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	7,406,416	(7,238,498)
Loss on impairment of asset	-	1,328,638
Gain on contingent liability	-	(450,000)
Loss on settlement and extinguishment of debt	82,337	1,206,329
Stock-based compensation expense	1,349,646	869,960
Depreciation and amortization	1,487,305	1,498,137
Amortization of debt discount	2,110,645	1,460,309
Bad debt	50,800	103,020
Lease liability amortization	25,910	63,984
Penalty interest	25,000	-
Changes in operating assets and liabilities:
Accounts receivable	(123,747)	(596,873)
Inventory	8,301	(8,301)
Prepaid expenses and other assets	807	(20,251)
Accounts payable and accrued liabilities	(161,104)	310,995
Deferred revenue	564,617	924,595
Payroll liability	73,923	28,870
Accrued interest	258,830	248,256
Due to related parties	-	137,264
Accrued consulting expense	-	(87,500)
Deposit	(10,496)	-
Net Cash used in Operating Activities	(758,479)	(828,437)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intellectual property	(315,000)	(269,309)
Purchase of property and equipment	(146,400)	(10,629)
Net Cash used in Investing Activities	(461,400)	(279,938)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable	1,502,250	676,000
Proceeds from issuance of common stock	-	940,000
Proceeds from issuance of series B Preferred Stock	50,000	-
Finance lease payments	(73,327)	(20,284)
Proceeds from issuance of notes payable	2,147,996	215,120
Repayment of notes payable	(1,689,846)	(650,000)
Proceeds from related parties	299,173	12,900
Repayment to related parties	(976,257)	(371,623)
Net Cash provided by Financing Activities	1,259,989	802,113

Net change in cash	40,110	(306,262)
Cash, beginning of period	18,673	324,935
Cash, end of period	$58,783	$18,673

Supplemental cash flow information
Cash paid for interest	$83,347	$26,161
Cash paid for taxes	$-	$-

Non-cash Investing and Financing transactions:
Intangible assets acquired through issuance of accounts receivable	$-	$410,000
Intangible assets acquired through license fee payable	$-	$1,445,000
Common stock issued for purchase of intangibles	$180,000	$1,350,000
Settlement of stock subscriptions	$1,640	$-
Common stock issued for exercised cashless warrant	$38,012	$-
Settlement of accrued interest through issuance of convertible notes payable	$-	$-
Settlement of convertible notes payable through issuance of common stock	$3,811,434	$75,000
Resolution of derivative liability upon exercise of warrant	$406,856	-
Resolution of derivative liability upon conversion of debt	$10,548,012	3,130,000
Beneficial conversion feature	$517,500	$-
Equipment paid by capital lease	$159,096	$108,189
Increase in ROU asset and operating lease liability	$-	$469,016
Derivative liability recognized as debt discount	$947,175	$606,000
Cancellation of common stock	$-	$2,000
Settlement of stock subscriptions	$-	$336
Issuance of restricted stock	$-	$237
Accounts payable for purchase of intellectual property	$80,000	$-
Issuance of convertible notes for repayment of due to related party	$150,000	$-
Adjustment of reverse stock split	$-	$1,745
Reclassification of APIC and Derivative	$-	$83,334

See the accompanying Notes, which are an integral part of these Consolidated Financial Statements

DATA443 RISK MITIGATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 and 2019

NOTE 1: BUSINESS DESCRIPTION

Data443 Risk Mitigation, Inc. (the “Company”) was incorporated as a Nevada corporation on May 4, 1998. On October 15, 2019, the Company changed its name from LandStar, Inc. to Data443 Risk Mitigation, Inc. within the state of Nevada.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements as of December 31, 2020 include the accounts of the Company and its wholly-owned subsidiary, Data 443 Risk Mitigation, Inc., a North Carolina operating company, and the operations of Myriad Software Productions, LLC through September 2018 when it was liquidated. Prior to the acquisition of Data 443 Risk Mitigation, Inc. in North Carolina and the assets of Myriad Software Productions, LLC in 2018, these two entities were controlled by our sole director and officer, Jason Remillard. On November 17, 2017, Mr. Remillard acquired control of LandStar, Inc. through his purchase of all the outstanding Series A preferred shares of the Company, and as a result, these two entities became common controlled entities that require consolidation of results with the reporting company, LandStar, Inc., from the time common control occurred. All intercompany accounts and activities have been eliminated. These consolidated financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

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

DATA443 RISK MITIGATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 and 2019

Revenue Recognition

The Company derives revenue primarily from contracts for subscription to access our SaaS platforms and, to a much lesser degree, ancillary services provided in connection with subscription services. The Company’s contracts include the performance obligations that require us to provide access to the platforms, usually on an annual subscription. The Company’s contracts are for subscriptions to DataExpressTM, ArcMail, and ARALOCTM, hosting of the platforms and related services. Custom work for specific deliverables is documented in the statements of work. Customers may enter into subscription and various statements of work concurrently or consecutively. Most of the Company’s performance obligations are not considered to be distinct from the subscription to DataExpressTM, ArcMail, and ARALOCTM, hosting of the platform and related services and are combined into a single performance obligation. New statements of work and modifications of contracts are reviewed each reporting period and to assess the nature and characteristics of the new or modified performance obligations on a contract by contract basis.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company had no cash equivalents at December 31, 2020 and 2019.

Accounts Receivable

Accounts receivable are recorded in accordance with ASC 310, “Receivables.” Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company does not currently have any amount recorded as an allowance for doubtful accounts. Based on management’s estimate and based on all accounts being current, the Company has not deemed it necessary to reserve for doubtful accounts at this time.

Deferred Revenue

Deferred revenue mostly consists of service subscriptions received from users in advance of revenue recognition. The increase in the deferred revenue balance for the year ended December 31, 2020 was driven by cash payments from customers in advance of satisfying our performance obligations, offset by revenue recognized that was included in the deferred revenue balance at the beginning of the period.

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

DATA443 RISK MITIGATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 and 2019

Beneficial Conversion Feature - The issuance of the convertible debt described in Note 9, below, generated a beneficial conversion feature (“BCF”), which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. The Company recognized the BCF by allocating the intrinsic value of the conversion option, which is the number of shares of common stock available upon conversion multiplied by the difference between the effective conversion price per share and the fair value of common stock per share on the commitment date, resulting in a discount on the convertible debt (recorded as a component of additional paid-in capital). The discount is amortized to interest expense over the term of the convertible debt.

Share-Based Compensation

Employees - The Company accounts for share-based compensation under the fair value method which requires all such compensation to employees, including the grant of employee stock options, to be calculated based on its fair value at the measurement date (generally the grant date), and recognized in the consolidated statement of operations over the requisite service period.

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

The Company recorded approximately $1,349,646 in share-based compensation expense for the year ended December 31, 2020, compared to approximately $869,960 in share-based compensation expense for the year ended December 31, 2019.

Determining the appropriate fair value model and the related assumptions requires judgment. During the year ended December 31, 2020, the fair value of each option grant was estimated using a Black-Scholes option-pricing model.

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

DATA443 RISK MITIGATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 and 2019

Intellectual Property

The cost of intangible assets with determinable useful lives is amortized to reflect the pattern of economic benefits consumed on a straight-line basis over the estimated periods benefited. Patents, technology and other intangibles with contractual terms are generally amortized over their respective legal or contractual lives. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determinable lives may be adjusted.

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

Property and Equipment

Property and equipment, consisting mostly of computer equipment and software, is recorded at cost reduced by accumulated depreciation and impairment, if any. Depreciation expense is recognized over the assets’ estimated useful lives of three - seven years using the straight-line method. Major additions and improvements are capitalized as additions to the property and equipment accounts, while replacements, maintenance and repairs that do not improve or extend the life of the respective assets, are expensed as incurred. Estimated useful lives are periodically reviewed and, when appropriate, changes are made prospectively. When certain events or changes in operating conditions occur, asset lives may be adjusted and an impairment assessment may be performed on the recoverability of the carrying amounts.

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

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, note payable, due to related parties and accrued liabilities, are carried at historical cost. At December 31, 2020 and 2019, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments. Management determined that liabilities created by beneficial conversion features associated with the issuance of certain convertible notes payable (see Note 8), meet the criteria of derivatives and are required to be measured at fair value. The fair value of these derivative liabilities was determined during the year based on management’s estimate of the expected future cash flows required to settle the liabilities. As of the end of year, at December 31, 2020 there were no derivative liabilities due to a combination of all convertible notes being either (i) converted into common stock; or, (ii) amended to have a fixed conversion price. This valuation technique involves management’s estimates and judgment based on unobservable inputs and is classified in level 3.

DATA443 RISK MITIGATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 and 2019

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

For the year ended December 31, 2020 and 2019, respectively, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	Year Ended
	December 31,
	2020	2019
	(Shares)	(Shares)
Series A Preferred Stock	150,000,000	1,334,000
Stock options	11,751,592	377,277
Warrants	-	1,873,684
Convertible notes	260,714,286	4,278,258
Total	422,465,878	7,863,219

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

Recently Issued Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 is effective for reporting periods beginning after December 15, 2019 and early adoption is permitted. For the Company, the new standard will be effective on January 1, 2020. ASU 2018-13 modifies prior disclosure requirements for fair value measurement. ASU 2018-13 removes certain disclosure requirements related to the fair value hierarchy, such as removing the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2, modifies existing disclosure requirements related to measurement uncertainty, and adds new disclosure requirements, such as disclosing the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurement. The impact of this new standard on the Company’s consolidated financial statements is not material.

DATA443 RISK MITIGATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 and 2019

In August 2018, the FASB issued ASU No. 2018-15, Internal-Use Software (Subtopic 350-40)—Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (“ASU 2018-15”). ASU 2018-15 is effective for reporting periods beginning after December 15, 2019 and early adoption is permitted. For the Company, the new standard will be effective on January 1, 2020. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license), by requiring a customer in a cloud computing arrangement that is a service contract to capitalize certain implementation costs as if the arrangement was an internal-use software project. The impact of this new standard on the Company’s consolidated financial statements has not been material.

We adopted recently issued accounting pronouncements in 2019, and we believe that none had a significant impact on our financial position, balance sheet, results of operations, or cash flow, except for ASC Update No. 2016-02—Leases, which requires organizations to recognize lease assets and lease liabilities on the balance sheet for leases classified as operating leases under previous GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. Data443 adopted ASU 2016-02 in the first quarter of 2019. See Note 5 for more complete details on balances at December 31, 2020.

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

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its consolidated financial statements.

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

During 2018, the Company made two product acquisitions, ClassiDocs™, and ARALOC™, and completed the acquisition of one entity, Data443 Risk Mitigation, Inc. (“Data443”), the North Carolina operating company. During 2019, the Company completed the acquisition of selected assets of DataExpress™; and, completed a transaction under which the Company licensed the assets of ArcMail™. During the period ending September 30, 2020, the Company has completed the acquisition of selected assets of FileFacets™, and selected assets of Intelly WP™. The Company is actively seeking new products and entities to acquire, with several candidates identified. The Company has developed, and continues to develop, large scale relationships with cyber security, marketing and product organizations, and to market and promote ClassiDocs and other products the Company may develop or acquire. As of December 31, 2020, the Company had negative net working capital; an accumulated deficit; and, had reduced its operating losses. Subsequent to the year ended December 31, 2020, in order to meet capital requirements the Company raised net proceeds of (i) $110,000 from the sale of Series B Preferred Stock; (ii) $490,000 from the sale of its Common Stock; and, (iii) $114,500 from the sale of a promissory note. See Note 16, “Subsequent Events”, for further details.

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

DATA443 RISK MITIGATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 and 2019

NOTE 4: PROPERTY AND EQUIPMENT

The following table summarizes the components of the Company’s property and equipment as of the dates presented:

	December 31,	December 31,
	2020	2019
Furniture and Fixtures	$2,991	$2,991
Computer Equipment	421,323	115,827
	424,314	118,818
Accumulated depreciation	(99,965)	(18,691)
Property and equipment, net of accumulated depreciation	$324,349	$100,127

Depreciation expense for the years ended December 31, 2020 and 2019, was $81,274 and $18,691, respectively.

During the years ended December 31, 2020 and 2019, the Company acquired property and equipment of $305,496 and $10,629, respectively.

NOTE 5: INTELLECTUAL PROPERTY

On February 7, 2019, the Company entered into an Exclusive License and Management Agreement (the “License Agreement”) with WALA, INC., which conducts business under the name ArcMail Technology (“ArcMail”). Under the License Agreement, the Company was granted the exclusive right and license to receive all benefits from the marketing, selling and licensing, of the ArcMail business products, including, without limitation, the good will of the business. The term of the License Agreement is twenty-seven (27) months, with the following payments to be made by the Company to ArcMail: (i) $200,000 upon signing the License Agreement; (ii) monthly payments starting 30 days after the execution of the License Agreement in the amount of $25,000 per month during months 1-6; (iii) monthly payments in the amount of $30,000 per month during months 7-17; and (iii) in month 18, final payment in the amount of $765,000. As of December 31, 2019, the balance of payments due under the License Agreement was $1,094,691. In connection with the execution of the License Agreement, two other agreements were also executed: (a) a Stock Purchase Rights Agreement, under which the Company has the right, though not the obligation, to acquire 100% of the issued and outstanding shares of stock of ArcMail from Rory Welch, the CEO of ArcMail (the right can be exercised over a period of 27 months); and (b) a Business Covenants Agreement, under which ArcMail and Mr. Welch agreed to not compete with the Company’s use of the ArcMail business under the License Agreement for a period of twenty-four (24) months. Mr. Welch shall continue to serve as ArcMail’s CEO. The Company has not purchased any outstanding shares under the Stock Purchase Rights Agreement. As of September 30, 2020, the Company terminated all agreements with Mr. Welch and ArcMail. The Company continued to use all assets under the License Agreement and was finalizing an agreement with the creditors of Mr. Welch and ArcMail (the creditors have taken ownership of the assets) for the Company’s continued use of all assets. Subsequent to the year end, the Company reached the agreement and issued notes payable of $1,404,000 to settle license fee payable of $1,094,691. It was considered as an unrecognized subsequent event for the extinguishment of debt.

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

During the year ended December 31, 2020 and 2019, the Company recorded impairment loss of $0 and $1,328,638, respectively. During the year ended December 31, 2019, we determined that the implied fair value of the intellectual property of DataExpress™ was substantially below the carrying value of the asset. This determination was based upon estimating the future income over the useful life of the asset and discounting it using an internal rate of return. Accordingly, we recognized an impairment loss of $1,328,638. This was based upon the following facts: (i) impairment loss is the difference of the purchase cost for DataExpress™ and the estimated fair value of DataExpress™; (ii) DataExpress™ fair value was determined using an income approach model; (iii) fair value of consideration paid by the Company was $2,716,689 at acquisition date; (iv) December 31, 2019 book value (after amortization) was $2,490,298; (v) fair value of DataExpress™ at December 31, 2019 valuation date was determined to be $1,161,660; and, (vi) December 31, 2019 impairment loss was $1,328,638 (book value less estimated fair value of DataExpress™).

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

On October 8, 2020, the Company entered into an Asset Purchase Agreement with Resilient Network Systems, Inc. (“RNS”) to acquire the intellectual property rights and certain assets collectively known as Resilient Networks™, a Silicon Valley based SaaS platform that performs SSO and adaptive access control “on the fly” with sophisticated and flexible policy workflows for authentication and authorization. The total purchase price of $305,000 consists of: (i) a $125,000 cash payment at closing; and, (ii) the issuance of 19,148,936 shares of our common stock to RNS.

DATA443 RISK MITIGATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 and 2019

The following table summarizes the components of the Company’s intellectual property as of the dates presented:

	December 31,	December 31,
	2020	2019

Intellectual property:
Word press GDPR rights	$46,800	$46,800
ARALOC™	1,850,000	1,850,000
ArcMail License	1,445,000	1,445,000
DataExpressTM	1,388,051	1,388,051
FileFacetsTM	135,000	-
IntellyWP™	135,000	-
Resilient Network Systems	305,000	-
	5,304,851	4,729,851
Accumulated amortization	(2,993,944)	(1,587,913)
Intellectual property, net of accumulated amortization	$2,310,907	$3,141,938

The Company recognized amortization expense of approximately $1,406,031 and $1,479,446 for the years ended December 31, 2020 and 2019, respectively.

Based on the carrying value of definite-lived intangible assets as of December 31, 2020, we estimate our amortization expense for the next five years will be as follows:

Amortization
Year Ended December 31,	Expense
2021	$966,088
2022	860,484
2023	441,584
2024	27,000
Thereafter	15,750
2,310,907

NOTE 6: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following table summarizes the components of the Company’s accounts payable and accrued liabilities as of the dates presented:

	December 31,	December 31,
	2020	2019

Accounts payable	$178,319	$339,882
Credit cards and accrued liabilities	222,695	68,313
	$401,014	$408,195

NOTE 7: DEFERRED REVENUE

Changes in deferred revenue were as follows:

	December 31,	December 31,
	2020	2019
Balance, beginning of period	$953,546	$28,951
Deferral of revenue	2,961,749	2,418,820
Recognition of deferred revenue	(2,397,132)	(1,494,225)
Balance, end of period	$1,518,163	$953,546

Current	$1,478,430	$728,749
Non-current	39,733	224,797
	$1,518,163	$953,546

NOTE 8: LEASES

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

Lease expense for operating leases generally consist of both fixed and variable components. Expense related to fixed lease payments are recognized on a straight-line basis over the lease term. Variable lease payments are generally expensed as incurred, where applicable, and include agreed-upon changes in rent, certain non-lease components, such as maintenance and other services provided by the lessor, and other charges included in the lease. Leases with an initial term of twelve months or less are not recorded on the balance sheet. We recognized total lease expense of approximately $100,910 and $111,484 for the year ended December 31, 2020 and 2019, respectively, primarily related to operating lease costs paid to lessors from operating cash flows. As of December 31, 2020 and 2019, the Company recorded security deposit of $10,000. We entered into our operating lease in January 2019.

DATA443 RISK MITIGATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 and 2019

Future minimum lease payments under operating leases that have initial noncancelable lease terms in excess of one year at December 31, 2020 were as follows:

Total
Year Ended December 31,
2021	$123,600
2022	127,300
2023	131,150
Thereafter	-
382,050
Less: Imputed interest	(43,919)
Operating lease liabilities	338,131

Operating lease liability – current	100,170
Operating lease liability - non-current	$237,961

The following summarizes other supplemental information about the Company’s operating lease as of December 31, 2020:

Weighted average discount rate	8%
Weighted average remaining lease term (years)	3.04

Finance lease

The Company leases computer and hardware under non-cancellable capital lease arrangements. The term of those capital leases is 3 years and annual interest rate is 12%. At December 31, 2020 and 2019, capital lease obligations included in current liabilities were $90,565 and $34,425, respectively, and capital lease obligations included in long-term liabilities were $83,109 and $53,480, respectively. As of December 31, 2020 and 2019, the Company recorded security deposit of $10,944.

At December 31, 2020, future minimum lease payments under the finance lease obligations, are as follows:

Total

2021	$106,532
2022	78,379
2023	10,496
Thereafter	-
195,407
Less: Imputed interest	(21,733)
Finance lease liabilities	173,674

Finance lease liability – current	90,565
Finance lease liability - non-current	$83,109

DATA443 RISK MITIGATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 and 2019

As of December 31, 2020 and December 31, 2019, finance lease assets are included in property and equipment as follows:

	December 31,	December 31,
	2020	2019
Finance lease assets	$267,284	$109,280
Accumulated depreciation	(87,337)	(17,672)
Finance lease assets, net of accumulated depreciation	$179,947	$91,608

NOTE 9: CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

	December 31,	December 31,
	2020	2019
Convertible Notes - originated in September 2018	$-	$1,700,000
Convertible Notes - originated in October 2018	-	444,150
Convertible Notes - originated in October 2018	-	608,850
Convertible Notes - originated in April 2019	-	600,000
Convertible Notes - originated in June 2019	-	63,000
Convertible Notes - originated in November 2019	-	38,000
Convertible Notes - originated in December 2019	-	38,000
Convertible Notes - Issued in fiscal year 2020	1,526,000	-
	1,526,000	3,492,000
Less debt discount and debt issuance cost	(282,232)	(279,214)
	1,243,768	3,212,786
Less current portion of convertible notes payable	1,243,768	3,212,786
Long-term convertible notes payable	$-	$-

During the years ended December 31, 2020 and 2019, the Company recognized interest expense of $274,857 and $246,914, and amortization of debt discount, included in interest expense of $1,576,907 and $1,460,309, respectively.

Replacement of note

During the twelve months ended December 31, 2020, the Company assigned a portion of note with outstanding principal amounts of $150,000 to a lender. Our CEO paid $135,000 to repay a principal amount of $81,000 on behalf of the company. As a result, the Company recorded due to related party of $135,000 and loss on settlement of debt of $54,000.

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

DATA443 RISK MITIGATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 and 2019

Effective November 17, 2020, the Company entered into a Settlement and Release Agreement (the “Settlement Agreement”) with an existing lender to, among things, settle all dispute regarding a convertible promissory note, and exchanged that note for a newly issued note. The disputed note, referred to herein as the “Smea2z Note”, was originally issued on October 23, 2018 in favor of Smea2z LLC in the original principal amount of Two Hundred Twenty Thousand Dollars ($220,000). Subsequent to the issuance of the Smea2z Note, a series of agreements were executed which amended various terms and conditions of the Smea2z Note, resulting in, among other things, a purported principal balance of Six Hundred Thousand Eight Hundred Fifty Dollars ($608,850). As a result of the Settlement Agreement, the Smea2z Note was cancelled, and a new note was issued (the “Exchange Note”) in exchange for the Smea2z Note. The Exchange Note was issued as of November 17, 2020 in the reduced original principal amount of Four Hundred Thousand Dollars ($400,000). The Exchange Note further provides as follows:

a.	No further interest shall accrue so long as there is no event of default;

b.	Maturity date remains the same: 30 June 2021;

c.	No right to prepay;

d.	Conversion price is fixed at $0.0035;

e.	Typical events of default for such a note, as well as a default in the event the closing price for the Company’s common stock is less than $0.0035 for at least 5-consecutive days; and

f.	Leak out provision:

	1.	One conversion per week, for no more than forty million shares;

	2.	If the trading volume for the Company’s common stock exceeds fifty million shares on any day, a second conversion may be exercised during that week, again for no more than forty million shares (a total of eighty million shares for that week).

Effective November 18, 2020, the Company entered into an agreement with three existing investors in the Company

(the “Warrant Holders”), each of which was the holder of warrants issued the Company. The total number of warrants (collectively, the “Exchanged Warrants”) held by the Warrant Holders totaled 617,682. The Company and the Warrant Holders agreed to exchange the Exchanged Warrants for three newly issued promissory notes (the “Warrant Exchange Notes”). As a result of the exchange, the Exchanged Warrants were cancelled and of no further force and effect. The Warrants Exchange Notes were issued as of November 18, 2020, in the total original principal amount of One Hundred Thousand Dollars ($100,000). The Warrant Exchange Notes further provide as follows: (i) interest accrues at 5% per annum; (ii) maturity date of November 18, 2025; (iii) no right to prepay; (iv) fixed conversion price of $0.01; and, (v) typical events of default for such a note.

Conversion

During the year ended December 31, 2020, the Company converted notes with principal amounts and accrued interest of $3,811,434 into 812,893,572 shares of common stock. The corresponding derivative liability at the date of conversion of $10,548,012 was credited to additional paid in capital.

DATA443 RISK MITIGATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 and 2019

Convertible notes payable consists of the following:

Promissory Notes - Issued in fiscal year 2018

On December 31, 2019, the Company entered into an Amendment and Forbearance Agreement with note holders of the 2018 notes. Under this agreement, note holders agreed to forbear from enforcing its rights under the note with regard to certain possible events of default, and further agreed to amend the note as follows:

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

As of December 31, 2020, there were no outstanding notes that were issued in fiscal year 2018.

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

The notes include original issue discounts and financing costs totaling to $63,000 and the Company received cash of $676,000.

As of December 31, 2020, there were no outstanding notes that were issued in fiscal year 2019.

Promissory Notes - Issued in fiscal year 2020

During the twelve months ended December 31, 2020, the Company issued a total of $2,466,500 of notes with the following terms:

●	Terms ranging from 5 months to 60 months.

●	Annual interest rates of 0% - 25%.

●	Convertible at the option of the holders at issuance date, after maturity date or 6 months after issuance date.

●	Conversion prices are typically based on the discounted (25% to 50% discount) average closing prices or lowest trading prices of the Company’s shares during various periods prior to conversion. Certain note has a fixed conversion price ranging from $0.001 to $0.007. Certain note has a fixed conversion price of $0.5 for a first 5 months Certain note allows the principal amount will increase by $15,000 and the discount rate of conversion price will decrease by 18% if the conversion price is less than $$0.01.

The Company determined that the conversion features, in the convertible notes, met the definition of a liability in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and therefore bifurcated the embedded conversion options once the notes become convertible and accounted for it as a derivative liability. The fair value of the conversion feature was recorded as a debt discount and amortized to interest expense over the term of the note.

The Company valued the conversion feature using the Binomial pricing model. The fair value of the derivative liability for all the notes that became convertible, including the notes issued in prior years, during the twelve months ended December 31, 2020 amounted to $10,854,214, and $947,175 of the value assigned to the derivative liability was recognized as a debt discount to the notes, while the balance of $9,907,039 was recognized as a “day 1” derivative loss.

As of December 31, 2020, $1,526,000 notes that were issued in fiscal year 2020 were outstanding.

NOTE 10: DERIVATIVE LIABILITIES

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement during the year based on management’s estimate of the expected future cash flows required to settle the liabilities, and used the Binomial pricing model to calculate the fair value as of December 31, 2020. As of the end of year, at December 31, 2020 there were no derivative liabilities. The Binomial model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note and warrant is estimated using the Binomial valuation model.

DATA443 RISK MITIGATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 and 2019

For the years ended December 31, 2020 and, 2019, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2020	2019
Expected term	0.02 - 5.00 years	0.25 - 5.00 years
Expected average volatility	187%- 464%	160%- 305%
Expected dividend yield	-	-
Risk-free interest rate	0.01% - 1.57%	1.55% - 2.50%

The following table summarizes the changes in the derivative liabilities during the years ended December 31, 2020 and 2019:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Derivative liability as of December 31, 2018	$12,447,109

Addition of new derivatives recognized as debt discounts	606,000
Addition of new derivatives recognized as day-one loss	1,544,785
Derivative liabilities settled upon conversion of convertible note	(3,130,000)
Reclassification from APIC to derivative due to tainted instruments	167,544
Reclassification to APIC from derivative due to not tainted instruments	(250,878)
Change in derivative liabilities recognized as loss on derivative	(8,783,283)
Derivative liability as of December 31, 2019	$2,601,277

Addition of new derivatives recognized as debt discounts	947,175
Addition of new derivatives recognized as day-one loss	9,907,039
Derivative liabilities settled upon conversion of convertible note	(10,954,868)
Change in derivative liabilities recognized as loss on derivative	(2,500,623)
Derivative liability as of December 31, 2020	$-

The aggregate gain (loss) on derivatives during the years ended December 31, 2020 and 2019 was $(7,406,416) and $7,238,498, respectively.

DATA443 RISK MITIGATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 and 2019

NOTE 11: NOTES PAYABLE

Notes payable consists of the following:

	December 31,	December 31,
	2020	2019	Maturity	Interest Rate
10% Promissory note - originated in October 2019	$25,060	$25,060	Due on demand	10.0%
Promissory note - originated in October 2019	25,060	25,060	Due on demand	10.0%
Promissory note - originated in November 2019	-	115,000	Due on August 19, 2020	10.0%
Promissory note - originated in April 2020	10,000	-	Due on demand	No interest
Paycheck Protection Program Promissory note - originated in April 2020 (1)	339,000	-	2 years	1.0%
Economic Injury Disaster Loan - originated in May 2020 (2)	150,000	-	30 years	3.75%
Promissory note - originated in June 2020	43,356	-	$3,942.86 daily payment	16.0%
Promissory note - originated in September 2020	80,730	-	$2,873.89 monthly payment for 36 months	14.0%
Promissory note - originated in October 2020	158,169	-	$2,293.31 daily payment	25.0%
Promissory note - originated in November 2020	170,886	-	$4,497.00 daily payment	25.0%
Promissory note - originated in November 2020	394,846	-	$6,999.00 daily payment	25.0%
Promissory note - originated in December 2020	50,030	-	$1,854.41 monthly payment for 36 months	8.0%
	1,447,137	165,120
Less debt discount and debt issuance cost	(289,332)	-
	1,157,805	165,120
Less current portion of promissory notes payable	585,310	-
Long-term promissory notes payable	$572,495	$165,120

(1)	In response to the Coronavirus (COVID-19) pandemic, the US Government passed the Coronavirus Aid, Relief, and Economic Security (CARES) Act on March 27, 2020. The CARES Act provides fast and direct economic assistance for entrepreneurs and small businesses through the US Small Business Administration (“SBA”).

During the period, the Company received a loan issued under the CARES Act program - Paycheck Protection Program (“PPP”). This loan program provides small businesses with funds to pay up to 8 weeks of payroll costs including benefits. Funds can also be used to pay interest on mortgages, rent, and utilities.

Under the PPP, the Company may apply to have certain amounts forgiven under the direction of the Administrator of the SBA providing that the Company satisfies certain criteria. Repayment of the PPP loan will commence earlier of when the SBA remits the forgiveness amount to the lender or the Maturity Date.

(2)	The Company received an advance under the Economic Injury Disaster Loan (EIDL) program.

As the Company received an EIDL advance and a PPP loan, the EIDL advance portion will be applied against the PPP forgiveness amount as repayment to the SBA upon approval of the PPP forgiveness application.

During the year ended December 31, 2020, the Company recognized interest expense of $34,331, and amortization of debt discount, included in interest expense of $534,535, respectively.

During the years ended December 31, 2020 and 2019, the Company issued a total of $4,375,864 and $215,120, less discount of $823,868 and $0 and repaid $1,689,845 and $650,000, respectively.

NOTE 12: CAPITAL STOCK AND REVERSE STOCK SPLIT

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

On November 25, 2020 the Company filed a Certificate of Designation to authorize and create its Series B Preferred shares, consisting of 80,000 shares, $0.001 par value.

On December 15, 2020 the Company amended its Articles of Incorporation to increase the number of shares of authorized common stock to 1,800,000,000.

Preferred Stock

As of December 31, 2020, the Company is authorized to issue 337,500 shares of preferred stock with a par value of $0.001, of which 150,000 shares have been designated as Series A, and 80,000 shares have been designated as Series B.

As of December 31, 2020, and December 31, 2019, 150,000 and 1,334 shares of Series A were issued and outstanding, respectively. Each share of Series A was (i) convertible into 1,000 shares of common stock, and (ii) entitled to vote 15,000 shares of common stock on all matters submitted to a vote by shareholders voting common stock. All issued and outstanding shares of Series A Preferred Stock are held by Mr. Jason Remillard, sole director of the Company. During the year ended December 31, 2020, the Company issued a total of 148,666 shares of Series A preferred stock to Mr. Remillard.

DATA443 RISK MITIGATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 and 2019

As of December 31, 2020, and December 31, 2019, 5,300 and -0- shares of Series B were issued and outstanding, respectively. Each share of Series B (i) has a stated value of Ten Dollars ($10.00) per share; (ii) are convertible into common stock at a price per share equal to sixty one percent (61%) of the lowest price for the Company’s common stock during the twenty (20) day of trading preceding the date of the conversion; (iii) earn dividends at the rate of nine percent (9%) per annum; and, (iv) generally have no voting rights. During the year ended December 31, 2020, the Company issued a total of 5,300 shares of Series B preferred stock to Geneva Roth Remark Holdings, Inc.

Common Stock

As of December 31, 2020, the Company is authorized to issue 1,800,000,000 shares of common stock with a par value of $0.001. All shares have equal voting rights, are non-assessable, and have one vote per share. The total number of shares of Company common stock issued and outstanding as of December 31, 2020 and December 31, 2019, respectively, was 1,044,012,947 and 9,692,065 shares, respectively.

During the year ended December 31, 2020, the Company issued common stock as follows,

●	812,893,572 shares issued for conversion of debt

●	121,621,623 shares issued for the settlement of stock payable of acquisition DataExpress™

●	1,496,516 shares issued for the settlement of stock subscription

●	11,935,000 shares issued pursuance to S-8, of which 6,000,000 shares were issued to Mr. Remillard, who has not sold any of his shares (common or preferred)

●	500,000 shares issued for compensation to our former CFO (who has since sold all of his shares)

●	38,011,503 shares issued for cashless warrant

●	19,148,936 shares issued for asset purchase

●	28,713,732 shares issued for service

Warrants

The Company identified conversion features embedded within warrants issued during the period ended December 31, 2020. The Company has determined that the conversion feature of the Warrants represents an embedded derivative since the conversion price includes a reset provision which could cause adjustments upon conversion. During the year ended December 31, 2020, 330,000 warrants were granted, for a period of five years from issuance, at price of $0.50 per share. However, as of September 30, 2020, 250,000 of these original warrants, as reset, were completely cancelled and are all null and void in all respects as part of the consideration for the issuance of the Exchange Note.

As a result of the reset features, the warrants increased by 366,704,619 for the period ended December 31, 2020, and the total warrants exercisable into 368,908,303 shares of common stock at a weighted average exercise price of $0.0051 per share as of December 31, 2020. The reset feature of warrants was effective at the time that a separate convertible instrument with lower exercise price was issued. We accounted for the issuance of the Warrants as a derivative.

During the year ended December 31, 2020, the Company entered into an agreement with three existing investors in the Company (the “Holders”), each of which was the holder of warrants issued the Company. The total number of warrants (collectively, the “Warrants”) held by the Holders totaled 330,250,187. The Company and the Holders agreed to exchange the Warrants for three newly issued convertible promissory notes. As a result of the exchange, the Company recorded loss on settlement of $100,000.

On December 11, 2020, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with Triton Funds LP, a Delaware limited partnership (“Triton”). Pursuant to the Purchase Agreement, subject to certain conditions set forth in the Purchase Agreement, Triton is obligated to purchase up to One Million Dollars ($1,000,000) of the Company’s common stock from time-to-time. The Company also granted to Triton warrants to purchase 100,000,000 shares of the Company’s Common Stock. The exercise price for the warrants is $0.01 per share, and may be exercised at any time, in whole or in part, prior to December 11, 2025. The Warrant Agreement provides for certain adjustments that may be made to the exercise price and the number of shares issuable upon exercise due to future corporate events. The Warrant Agreement also contains a limited cashless exercise feature, providing for the cashless exercise of 20,000,000 shares only upon the Company’s failure to secure the effectiveness of the Registration Statement, which is to include all shares under the Warrant Agreement.

A summary of activity during the period ended December 31, 2020 follows:

	Warrants Outstanding
		Weighted Average
	Shares	Exercise Price
Outstanding, December 31, 2018	67,204	$0.003
Granted	550,478	0.001864
Reset feature	1,256,002	0.000648
Exercised	-	-
Forfeited/canceled	-	-
Outstanding, December 31, 2019	1,873,684	$0.4914
Granted	100,330,000	0.0142
Reset feature	366,704,619	0.0051
Exercised	(38,658,116)	0.0051
Forfeited/canceled	(330,250,187)	0.0032
Outstanding, December 31, 2020	100,000,000	$0.0100

DATA443 RISK MITIGATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 and 2019

The following table summarizes information relating to outstanding and exercisable warrants as of December 31, 2020:

Warrants Outstanding			Warrants Exercisable
Number of	Weighted Average Remaining Contractual life	Weighted Average	Number of	Weighted Average
Shares	(in years)	Exercise Price	Shares	Exercise Price
100,000,000	4.95	$0.0100	100,000,000	$0.0100

NOTE 13: INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and deferred tax liabilities are as follows as of December 31:

	December 31,	December 31,
	2020	2019

Non-operating loss carryforward	$4,014,000	$3,016,000
Valuation allowance	(4,014,000)	(3,016,000)
Net deferred tax asset	$-	$-

The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. During 2020 the valuation allowance increased by $998,000. The Company has net operating and economic loss carry-forwards of approximately $15,754,000 available to offset future federal and state taxable income.

A reconciliation between expected income taxes, computed at the federal income tax rate of 21% applied to the pretax accounting loss, and our blended state income tax rate of 2.0%, and the income tax net expense included in the consolidated statements of operations for the years ended December 31, 2020 and 2019 is as follows:

	Year Ended
	December 31,
	2020	2019

Loss for the year	$(13,907,185)	$(607,371)

Income tax (recovery) at statutory rate	$(2,921,000)	$(128,000)
State income tax expense, net of federal tax effect	(270,000)	(12,000)
Permanent difference and other	2,201,000	(1,100,000)
Change in valuation allowance	998,000	1,240,000
Income tax expense per books	$-	$-

The effective tax rate of 0% differs from our statutory rate of 21% primarily due to the effect of non-deductible income and expenses. Tax returns for the years ended 2013 – 2020, are subject to review by the tax authorities.

DATA443 RISK MITIGATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 and 2019

NOTE 14: SHARE-BASED COMPENSATION

Stock Options

During the years ended December 31, 2020 and 2019, the Company granted options for the purchase of the Company’s common stock to certain employees, consultants and advisors as consideration for services rendered. The terms of the stock option grants are determined by the Company’s Board of Directors. The Company’s stock options generally vest upon the one-year anniversary date of the grant and have a maximum term of ten years.

The following summarizes the stock option activity for the years ended December 31, 2020 and 2019:

	Options Outstanding	Weighted-Average Exercise Price
Balance as of December 31, 2018	166,385	$3.45
Grants	295,810	1.09
Cancelled/expired	(84,968)	3.82
Balance as of December 31, 2019	377,227	$1.86
Grants	12,503,783	0.02
Exercised	(127,596)	2.11
Cancelled/expired	(1,001,822)	0.11
Balance as of December 31, 2020	11,751,592	$0.05

The weighted average grant date fair value of stock options granted during the year ended December 31, 2020 and 2019 was $0.02 and $0.72, respectively. The total fair value of stock options that granted during the year ended December 31, 2020 and 2019 was approximately $251,117 and $211,838, respectively. The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions for stock options granted during the year ended December 31, 2020 and 2019:

	2020	2019
Expected term (years)	5.7	2.8
Expected stock price volatility	316.43%	153.58%
Weighted-average risk-free interest rate	0.40%	1.13%
Expected dividend	$0.00	$0.00

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

The following summarizes certain information about stock options vested and expected to vest as of December 31, 2020:

		Weighted-Average
	Number of	Remaining Contractual Life	Weighted- Average
	Options	(In Years)	Exercise Price
Outstanding	11,751,592	9.51	$0.05
Exercisable	655,642	9.07	0.43
Expected to vest	11,095,950	9.54	$0.03

As of December 31, 2020 and December 31, 2019, there was $211,661 and $18,229, respectively, of total unrecognized compensation cost related to non-vested stock-based compensation arrangements which is expected to be recognized within the next year.

DATA443 RISK MITIGATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 and 2019

Restricted Stock Awards

During the years ended December 31, 2020 and 2019, the Company issued restricted stock awards for shares of common stock which have been reserved for the holders of the awards. Restricted stock awards were issued to certain consultants and advisors as consideration for services rendered. The terms of the restricted stock units are determined by the Company’s Board of Directors. The Company’s restricted stock shares generally vest over a period of one year and have a maximum term of ten years.

The following summarizes the restricted stock activity for the years ended December 31, 2020 and 2019:

		Weighted-Average
	Shares	Fair Value
Balance as of December 31, 2018	126,432	$3.70
Shares of restricted stock granted	900,203	0.78
Exercised	(261,135)	1.67
Cancelled/expired	(241,163)	0.95
Balance as of December 31, 2019	524,337	0.97
Shares of restricted stock granted	14,260,568	0.0158
Exercised	-	-
Cancelled/expired	(72,145)	0.60
Balance as of December 31, 2020	14,712,760	0.05

	December 31,	December 31,
Number of Restricted Stock Awards	2020	2019
Vested	452,192	57,243
Non-vested	14,260,568	467,094

As of December 31, 2020 and December 31, 2019, there was $144,964 and $147,743, respectively, of total unrecognized compensation cost related to non-vested stock-based compensation, which is expected to be recognized over the next year.

NOTE 15: RELATED PARTY TRANSACTIONS

Jason Remillard is our Chief Executive Officer and sole director. Through his ownership of Series A Preferred Shares, Mr. Remillard has voting control over all matters to be submitted to a vote of our shareholders.

In January 2018 the Company acquired substantially all of the assets of Myriad Software Productions, LLC, which is owned 100% by Mr. Remillard. Those assets were comprised of the software program known as ClassiDocs, and all intellectual property associated therewith. This acquisition changed the Company’s status to no longer being a “shell” under applicable securities rules. In consideration for the acquisition, the Company agreed to a purchase price of $1,500,000 comprised of: (i) $50,000 paid at closing; (ii) $250,000 in the form of our promissory note; and (iii) $1,200,000 in shares of our common stock, valued as of the closing, which equated to 1,600,000 shares of our common stock. The shares were issued in the form of 144,000 shares of the Company’s Series A preferred stock as part of the consideration under the Share Settlement Agreement dated August 14, 2020.

On September 16, 2019, the Company entered into an Asset Purchase Agreement with DMBGroup, LLC, as discussed in Note 4. Amounts owed to DMBGroup, LLC including the note payable of $940,000 and member loans of $97,689 were recorded as amounts due to a related party. During the year ended December 31, 2020, the Company repaid note payable of $458,275 including interest expense of $35,096. As of December 31, 2020 and December 31, 2019, the company had recorded a liability to DMBGroup totaling $405,382 and $828,561, respectively.

During the year ended December 31, 2020, our CEO paid operating expenses of $299,173 on behalf of the Company and the Company repaid $303,079 to our CEO. During the year ended December 31, 2019, the Company borrowed $12,900 from our CEO and repaid $162,495, and our CEO paid operating expenses of $137,264 on behalf of the Company.

During the year ended December 31, 2020, our CEO repaid $135,000 to purchase convertible note of $81,000 and a prepayment penalty of $54,000. As a result, the Company recorded $54,000 as loss on settlement of debt.

During the year ended December 31, 2020 we issued to our CEO a total of 148,666 shares of Series A preferred stock.

As of December 31, 2020 and December 31, 2019, the Company had due to related party of $561,230 and $1,103,314, respectively, which arose from the DMB transaction to acquire DataExpress™.

DATA443 RISK MITIGATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 and 2019

NOTE 16: SUBSEQUENT EVENTS

Subsequent to December 31, 2020, the following transactions occurred:

●	On January 06, 2021, the Company issued 3,800 shares of its Series B Preferred Stock in exchange for $35,000 of net proceeds from an investor. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On January 25, 2021, pursuant to the terms and conditions of a Note Purchase Agreement, the Company issued a Convertible Promissory Note (the “Quick Capital Note”) in the aggregate principal amount of $114,500, and received gross proceeds of $100,000 from the lender, Quick Capital, LLC (“Quick Capital”). The proceeds will be used for general corporate purposes. The Quick Capital Note (i) has a one-time interest charge of five percent (5%); (ii) is due and payable 90-days from issuance; and, (iii) can be converted into shares of the Company’s common stock upon an event of default, at a conversion price equal to the lesser of: (a) $0.01, or (b) 61% multiplied by the average of the two lowest trading prices for our Common Stock during the 20-days prior to the date of the conversion. In connection with, and as a condition to, the issuance of the Quick Capital Note, the Company also issued 5,725,000 shares of its common stock to Quick Capital. The Quick Capital Note and the shares of common stock were issued in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws.

●	On January 27, 2021, the Company converted $45,150 of a promissory note into 12,541,667 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On January 27, 2021, the Company issued 41,666,667 shares of its common stock to Triton pursuant to the CSPA executed on December 11, 2020. The Company received $240,000 in net proceeds from the transaction. The issuance was of shares registered under the S-1 filed by the Company on December 28, 2020 and effective on January 26, 2021.

DATA443 RISK MITIGATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 and 2019

●	On February 02, 2021, the Company issued 20,684,000 shares of its common stock to Maxim Partners LLC pursuant to the Maxim Agreement. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On February 03, 2021, the Company issued 1,250,000 shares of its common stock to a member of the Company’s Advisory Board. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	Effective February 08, 2021 the Company entered into the Blue Citi Notes Settlement Agreement with Blue Citi (the “Notes Settlement”) to, among other things, settle all disputes regarding all convertible promissory notes issued in favor of Blue Citi (the “Blue Citi Notes”). The following terms, among others, applied to each of the Blue Citi Notes:

a.	All accrued and unpaid interest under the Blue Citi Notes shall be nullified in full and be deemed to be zero, and no further interest of any amount shall accrue on any of the Blue Citi Notes.

b.	At no time shall the total ownership of shares of the Company’s common stock by Blue Citi exceed 9.99% of the total number of issued and outstanding shares of common stock.

c.	The Company shall have no right to prepayment, or any other right to repay in cash, any of the Blue Citi Notes. Similarly, Blue Citi shall have no right to demand cash payment under any of the Blue Citi Notes.

d.	Blue Citi shall be limited in its sales of our common stock to a maximum of fifty million (50,000,000) shares each calendar week. However, in the event that the total volume of traded shares for our common stock exceeds three hundred million (300,000,000) in any calendar week, then the trading limitation for the following calendar week shall be increased to seventy five million (75,000,000) shares of common stock.

With regard to each of the respective Blue Citi Notes, the Company and Blue Citi further agreed as follows:

a.	Convertible note in the original principal amount of Two Hundred Thousand Dollars ($200,000) issued on 08 January 2020 shall have a fixed conversion price of $0.01, resulting in the issuance of 20,000,000 shares upon conversion.

b.	Convertible note in the original principal amount of Twenty Five Thousand Dollars ($25,000) issued on 01 July 2020 shall be nullified in full and be deemed to be zero, and be of no further force and effect.

c.	Convertible note in the original principal amount of One Hundred Fifty Thousand Dollars ($150,000) issued on 01 July 2020 shall have a fixed conversion price of $0.01, resulting in the issuance of 15,000,000 shares upon conversion.

d.	Convertible note in the original principal amount of Two Hundred Thousand Dollars ($200,000) issued on 03 August 2020 shall have a fixed conversion price of $0.005, resulting in the issuance of 40,000,000 shares upon conversion.

DATA443 RISK MITIGATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 and 2019

e.	Convertible note in the original principal amount of Three Hundred Thousand Dollars ($300,000) issued on 24 August 2020 shall have a fixed conversion price of $0.005, resulting in the issuance of 60,000,000 shares upon conversion.

f.	Convertible note in the original principal amount of Three Hundred Twenty Five Thousand Dollars ($325,000) issued on 30 September 2020 shall have a fixed conversion price of $0.015, resulting in the issuance of 21,666,667 shares upon conversion.

g.	Convertible note in the original principal amount of Four Hundred Thousand Dollars ($400,000) issued on 17 November 2020 shall have a fixed conversion price of $0.0035, resulting in the issuance of 34,285,714 shares upon conversion.

●	On February 09, 2021, the Company converted $120,000 of a promissory note into 34,285,714 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On February 10, 2021, the Company converted $200,000 of a promissory note into 40,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On February 10, 2021, the Company issued 41,666,667 shares of its common stock to Triton pursuant to the CSPA executed on December 11, 2020. The Company received $250,000 in net proceeds from the transaction. The issuance was of shares registered under the S-1 filed by the Company on December 28, 2020 and effective on January 26, 2021.

●	Effective February 12, 2021 Geneva Roth Remark Holdings, Inc. (“Geneva Roth”) and the Company finalized and closed the Securities Exchange Agreement (the “Geneva Exchange Agreement”). Geneva Roth was the holder of that certain Convertible Promissory Note in the original principal amount of Sixty Three Thousand Dollars ($63,000) dated September 10, 2020, with a maturity date of September 10, 2021 (the “Geneva Roth Note”). Pursuant to the Geneva Exchange Agreement, and solely in exchange for the Geneva Roth Note, Geneva Roth exchanged the Geneva Roth Note for six thousand five hundred sixty (6,560) shares of our Series B Preferred Stock. The Geneva Roth Note was thereafter cancelled and of no further force and effect. The issuance was exempt under Section 4(a)(2) and 3(a)(9) of the Securities Act.

●	On February 12, 2021, and effective January 31, 2021 the Company confirmed the earlier termination of each of the ArcMail Agreements. The Company has asserted numerous claims under the ArcMail Agreements. Further, Wala lost all rights to the ArcMail Assets through a foreclosure action brought by certain secured creditors of Wala (the “Wala Creditors”). The Company considers its relationship with Wala to be closed and will not pursue any further action in that regard.

●	On February 12, 2021 the Company closed its acquisition of the ArcMail Assets from the Wala Creditors pursuant to the terms and conditions of an Asset Sale Agreement executed by and between the Company and the Wala Creditors. The effective date of the Asset Sale Agreement and the acquisition was deemed to be January 31, 2021. Total purchase price (the “Purchase Price”) was One Million Four Hundred Four Thousand Dollars ($1,404,000), evidenced by three promissory notes in favor of the Wala Creditors in the total amount of the Purchase Price (the “Notes”). Interest accrues at the rate of four percent (4%) per annum. Payments under the Notes commence in 30-days and continue monthly thereafter for 60-months. The Notes are secured by a pledge of the ArcMail Assets as collateral under the terms of a Security Agreement in favor of the Wala Creditors. The foregoing descriptions of the Asset Sale Agreement; Notes; and, Security Agreement do not purport to be complete and are qualified in their entirety by the actual language contained in the Asset Sale Agreement, Notes, and Security Agreement, respectively.

●	On February 19, 2021, the Company converted $200,000 of a promissory note into 20,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On February 19, 2021, the Company converted $150,000 of a promissory note into 15,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

DATA443 RISK MITIGATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 and 2019

●	On February 19, 2021, the Company issued 7,800 shares of its Series B Preferred Stock in exchange for $75,000 of net proceeds from an investor. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On February 19, 2021, the Company converted $100,000 of a promissory note into 20,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On February 23, 2021, the Company filed with the SEC its Schedule 14C, Preliminary Information Statement, providing notice that the Board of Directors and the holders of a majority of our shares entitled to vote had approved and authorized the following actions:

(1)	Amendment of our articles of incorporation (the “Articles of Incorporation”) to provide for a decrease in the authorized shares of the Company’s common stock from 1,800,000,000 to a number of not less than 10,000,000 and not more than 1,000,000,000 (the “Authorized Common Stock Reduction”), at any time prior to the one year anniversary of the filing of the Definitive Information Statement on Schedule 14C with respect to these actions the “Definitive Information Statement”), with the Board of Directors of the Company (the “Board”) having the discretion to determine whether or not the Authorized Common Stock Reduction is to be effected, and if effected, the exact number of the Authorized Common Stock Reduction within the above range.

(2)	That the Board be authorized to implement through the amendment to our Articles of Incorporation a reverse stock split of the Company’s Common Stock by a ratio of not less than 1-for-10 and not more than 1-for-2,000, (the “Reverse Split”), at any time prior to the one year anniversary of the filing of the Definitive Information Statement, with the Board having the discretion to determine whether or not the Reverse Split is to be effected, and if effected, the exact ratio for the Reverse Split within the above range.

●	On February 24, 2021, the Company converted $200,000 of a promissory note into 40,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On February 25, 2021, the Company converted $325,000 of a promissory note into 21,666,667 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●

On March 05, 2021, the Company issued 55,368,205 shares of its common stock to Triton pursuant to the CSPA executed on December 11, 2020. The Company is owed $332,209 in net proceeds from the transaction, which amount Triton has not yet paid to the Company. The issuance was of shares registered under the S-1 filed by the Company on December 28, 2020 and effective on January 26, 2021.

●	On March 15, 2021, the Company converted 4,500 shares of its Series B Preferred Stock into 7,680,508 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On March 16, 2021, the Company converted 2,060 shares of its Series B Preferred Stock into 3,515,966 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Jason Remillard (“Remillard”), who serves as our Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on its evaluation, management concluded as of December 31, 2020 that our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting, described below in Management’s Report on Internal Control Over Financial Reporting. Notwithstanding the identified material weaknesses, management believes the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Management’s Report on Internal Control Over Financial Reporting

Jason Remillard, as our Principal Executive Officer and Principal Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. An evaluation was performed of the effectiveness of the Company’s internal control over financial reporting. The evaluation was based on the framework in 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the criteria set forth in 2013 Internal Control — Integrated Framework, our management concluded that, as of December 31, 2020 our internal control over financial reporting was not effective because of the identification of material weaknesses described as follows:

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

Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

Management of the Company is committed to improving its internal controls and will (i) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities; (ii) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel; (iii) seek to add a full-time Chief Financial Officer to replace Mr. Remillard when the Company has adequate financial resources; and, (iv) is currently considering appointing outside directors and audit committee members in the future.

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

Information with respect to our current directors is shown below.

Name	Age	Director Since	Position(s) Held

Jason Remillard	47	2017	President; Chief Executive Officer; Chairman; Chief Financial Officer; Secretary

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

Corporate Governance

Board Committees and Charters

Audit Committee

We do not currently have a separately constituted audit committee. We are considering forming an Audit Committee in fiscal 2021 and if appropriate will commence a search for new qualified independent board members, one of whom will meet the definition of an “audit committee financial expert”. The board of directors will also consider adopting a written audit committee charter.

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

Named Executive Officers

Our named executive officers for 2019 and 2020 were Mr. Remillard (who served as our President; Chief Executive Officer; Secretary; and, Chairman), and Steven Dawson, who served as our Chief Financial Officer starting on May 01, 2019 up to and until his termination on January 24, 2020. Upon Mr. Dawson’s termination, Mr. Remillard also served as our Chief Financial Officer. Mr. Remillard and Mr. Dawson are collectively referred to herein as the “Named Executive Officers”.

Summary Compensation Table

The following table summarizes the compensation of our Named Executive Officers during fiscal years ended December 31, 2020 and 2019:

			Stock	Option	All Other
		Salary	Awards	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)

Jason Remillard	2020	163,282	216,000	-	-	379,283
CEO, CFO, Sole Director	2019	109,359	185,000	-	-	294,788

Steven Dawson CFO(1)	2019	95,000	136,275	52,632	-	283,907

(1) Mr. Dawson served as our Chief Financial Officer from May 1, 2019 until January 24, 2020.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding stock options and stock awards held by our Named Executive Officers as of December 31, 2020:

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options: Exercisable	Number of Securities Underlying Unexercised Options: Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
	(1)	(2)	(3)	(4)	(5)	(6)	(7)	(8)	(9)
Jason Remillard	38,462	-	-	$3.90	December 30, 2028	-	-	-	-

As of December 31, 2020, the Company recorded approximately $945,000 in share-based compensation expense, summarized as follows:

2018 Stock Incentive Plan

The following summarizes the 2018 Stock Incentive Plan as of December 31, 2020:

Plan	Number of Shares to be Issued Upon Exercise of Outstanding Equity Awards	Weighted Average Exercise Price of Outstanding Equity Awards	Number of Equity Awards Remaining for Future Issuance Under Equity Compensation Plan
2018 Stock Incentive Plan	12,393,807	$0.0722	(11,321,614)

Stock Options

During 2020, the Company granted options to purchase common stock to certain consultants and advisors as consideration for services rendered. The terms of the stock option grants are determined by the Company’s Board of Directors. The Company’s stock options generally vest upon the one-year anniversary date of the grant and have a maximum term of ten years.

The following summarizes the stock option activity for the twelve-month period ended December 31, 2020:

		Weighted-Average
	Options Outstanding	Exercise Price
Balance as of December 31, 2019	377,227	$1.86
Grants	11,032,732	0.03
Exercised	(6)	3,750.00
Cancelled	(81,962)	1.53
Balance as of December 31, 2020	11,327,991	$0.08

The following summarizes certain information about stock options vested and expected to vest as of December 31, 2020:

		Weighted-Average
	Number of	Remaining Contractual Life	Weighted- Average
	Options	(In Years)	Exercise Price
Outstanding	11,327,991	9.44	$0.08
Exercisable	1,859,771	9.07	0.32
Expected to vest	9,468,220	9.51	$0.03

As of December 31, 2020, there was approximately $21,756 of total unrecognized compensation cost related to non-vested share-based compensation arrangements which is expected to be recognized within the next year.

Restricted Stock Awards

During 2020, the Company issued restricted stock awards for shares of common stock which have been reserved for the holders of the awards. Restricted stock awards were issued to certain consultants and advisors as consideration for services rendered. The terms of the restricted stock units are determined by the Company’s Board of Directors. The Company’s restricted stock shares generally vest over a period of one year and have a maximum term of ten years.

The following summarizes the restricted stock activity for the year ended December 31, 2020:

		Weighted-Average
	Shares	Fair Value
Balance as of December 31, 2019	524,337	0.97
Shares of restricted stock granted	18,430,000	0.0001
Exercised	-	-
Cancelled	(72,145)	0.60
Balance as of December 31, 2020	18,882,192	0.02

December 31,
Number of Restricted Stock Awards	2020
Vested	13,907,192
Non-vested	4,975,000

Share-based compensation expense for restricted stock grants during the year ended December 31, 2020, was approximately $147,515.

As of December 31, 2020, there was approximately $228 of total unrecognized compensation cost related to non-vested share-based compensation, which is expected to be recognized over the next year.

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

The following table sets forth, as of March 23, 2021, certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

	Number of Shares		Percentage of
Name & Address (1)	Beneficially Owned (2)		Outstanding Shares (2)

Executive Officers & Directors
Jason Remillard	156,181,409	(3)	11.5	%(4)

All current executive officers and directors as a group (1 person)	156,181,409		11.5%

5% Shareholders
Jason Remillard	156,781,409		11.5%

(1)	The mailing address for each officer and director is c/o Data443 Risk Mitigation, Inc., 101 J Morris Commons Lane, Suite 105, Morrisville, North Carolina 27560.

(2)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60-days of the date of this table. In determining the percent of common stock owned by a person or entity as of the date of this Annual Report (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding as of the date of this Annual Report, which is 1,399,600,276 shares, and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares. Includes (i) 150,000,000 shares which would be issued to Mr. Remillard upon conversion of his Series A Preferred Stock; (ii) 133,334 shares to be issued to Mr. Remillard in connection with the acquisition of Data443 Risk Mitigation, Inc., a North Carolina corporation and wholly-owned subsidiary of the Company; and, (iii) 6,048,075 shares currently owned by Mr. Remillard.

(3)	Includes shares actually issued and outstanding (1,015,299,215); and, shares to be issued to Mr. Remillard (150,133,334), for a total of 1,165,432,549 shares.

Changes in Control

We are not aware of any arrangements that may result in “changes in control” as that term is defined by the provisions of Item 403 of Regulation S.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Jason Remillard is our sole director and sole director. Through his ownership of Series A Preferred Shares, Mr. Remillard has voting control over all matters to be submitted to a vote of our shareholders.

In January 2018, we acquired substantially all of the assets of Myriad Software Productions, LLC (“Myriad”), which was wholly owned by our sole director and chief executive officer, Jason Remillard. Those assets were comprised of the software program known as ClassiDocs, and all intellectual property and goodwill associated therewith. This acquisition changed our status to no longer being a “shell” under applicable securities rules. In consideration for the acquisition, we agreed to a purchase price of $1,500,000 comprised of the following: (i) $50,000 paid at closing, (ii) $250,000 in the form of a promissory note, and (iii) $1,200,000 in shares of common stock, valued as of the closing, which equated to 1,600,000 shares of our common stock. The shares were issued in the form of 144,000 shares of the Company’s Series A preferred stock as part of the consideration under a Share Settlement Agreement dated August 14, 2020 by and between the Company and Mr. Remillard.

In June 2018, we acquired all of the issued and outstanding shares of stock (the “Share Exchange”) of Data443 Risk Mitigation, Inc., a North Carolina corporation (“Data443”). As a result of the Share Exchange, Data443 became a wholly-owned subsidiary of the Company, with both the Company and Data443 continuing to exist as corporate entities. The finances and business conducted by the respective entities prior to the Share Exchange were treated as related party transactions in anticipation of the Share Exchange. As consideration in the Share Exchange, we agreed to issue to Mr. Remillard: (a) One hundred million (100,000,000) shares of our common stock; and (b) on the eighteen (18) month anniversary of the closing of the Share Exchange (the “Earn Out Date”), an additional 100,000,000 shares of our common stock, provided that Data443 has at least an additional $1,000,000 in revenue by the Earn Out Date (not including revenue directly from acquisitions). None of our shares of our common stock to be issued to Mr. Remillard under the Share Exchange have been issued.

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

The following table provides information regarding the fees billed to us by Thayer O’Neal Company, LLC and TPS Thayer in the years ended December 31, 2020 and 2019. All fees described below were approved by Board:

	For the years ended December 31
	2020	2019
Audit Fees (1)	$76,000	$67,500

Audit Related Fees (2)	-	-

Tax Fees (3)	-	-

All Other Fees (4)	-	-

Total Fees:	$76,000	$67,500

(1)	Audit Fees include fees for services rendered for the audit of our consolidated financial statements, included in our Annual Report on Form 10-K.

(2)	Audit Related Fess consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

(3)	Tax Fees consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees consists of fees for other miscellaneous items.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	The Company’s consolidated financial statements and related notes thereto are listed and included in this Annual Report (Item 8).

	(2)	Schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

	(3)	The following exhibits are filed as part of this Annual Report pursuant to Item 601 of Regulation S-K:

Exhibit Number	Description of Document

2.1	Share Exchange Agreement dated December 31, 1998, by and between the Company and Rebound Corp., incorporated by reference to Exhibit 10.7 to Form 10-SB/A as filed by the Company with the Securities and Exchange Commission on January 7, 2000.

3.1	Articles of Incorporation of the Company, dated May 04, 1998, incorporated by reference to Exhibit 3(I) to Form 10-SB as filed by the Company with the Securities and Exchange Commission on January 4, 2000.

3.2	Amended and Restated Articles of Incorporation of the Company, dated May 01, 2018, incorporated by reference to Exhibit 3.2 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

3.3	Certificate of Designation for Preferred Series A Stock of the Company, dated May 28, 2008, incorporated by reference to Exhibit 3.3 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

3.4	Amendment to Certificate of Designation for Preferred Series A Stock of the Company, dated April 27, 2018, incorporated by reference to Exhibit 3.4 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

3.5	Bylaws of the Company, incorporated by reference to Exhibit I to Form 10-SB as filed by the Company with the Securities and Exchange Commission on January 4, 2000.

3.6	Certificate of Amendment to the Company’s Articles of Incorporation dated August 17, 2020, increasing the number of authorized shares of Common Stock to 1.5 billion, incorporated by reference to Exhibit 3.1 to Form 8-K as filed by the Company with the Securities and Exchange Commission on 21 August 2020.

3.7	Certificate of Designation for Preferred Series B Stock of the Company, dated November 25, 2020, incorporated by reference to Exhibit 3.1 to Form 8-K as filed by the Company with the Securities and Exchange Commission on 02 December 2020.

3.8	Certificate of Amendment to the Company’s Articles of Incorporation dated December 15, 2020, increasing the number of authorized shares of Common Stock to 1.8 billion, incorporated by reference to Exhibit 3.1 to Form 8-K as filed by the Company with the Securities and Exchange Commission on 17 December 2020.

4.1	Convertible Note issued by the Company on October 17, 2014 in favor of Atlantic Holding Corp. in the original principal amount of $125,000 incorporated by reference to Exhibit 4.1 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

4.2	8% Convertible Redeemable Note issued by the Company on October 16, 2018 in favor of AFT Funding Corp. in the original principal amount of $110,000 incorporated by reference to Exhibit 4.2 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

4.3	8% Convertible Redeemable Note issued by the Company on October 23, 2018 in favor of Smea2z LLC in the original principal amount of $220,000 incorporated by reference to Exhibit 4.3 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

4.4	Convertible Redeemable Note issued by the Company on April 15, 2019 in favor of Auctus Fund, LLC in the original principal amount of $600,000 incorporated by reference to Exhibit 4.1 to Form 8-K as filed by the Company with the Securities and Exchange Commission on 19 April 2019.

4.5	Common Stock Purchase Warrant Agreement issued in favor of Auctus Fund, LLC on 15 April 2019 for the purchase of 60,000,000 shares of Common Stock at $0.005 per share, incorporated by reference to Exhibit 4.2 to Form 8-K as filed by the Company with the Securities and Exchange Commission on 19 April 2019.

4.6*	Smea2z Exchange Note issued in favor of Blue Citi LLC on 17 November 2020 in the amount of $400,000.

4.7*	Warrant Exchange Notes issued as of 18 November 2020 in the total original principal amount of $100,000.

4.8	Common Stock Purchase Warrant issued in favor of Triton Funds LP on 11 December 2020 for the purchase of 100,000,000 shares of Common Stock at $0.01 per share, incorporated by reference to Exhibit 4.1 to Form 8-K as filed by the Company with the Securities and Exchange Commission on 17 December 2020.

10.1	Asset Purchase Agreement dated January 26, 2018 by and between Myriad Software Productions, LLC and Data443 Risk Management, Inc., incorporated by reference to Exhibit 10.1 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.2	Secured Promissory Note dated January 26, 2018 issued by Data443 Risk Management, Inc. in favor of Myriad Software Productions, LLC in the original principal amount of $250,000, incorporated by reference to Exhibit 10.2 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.3	Security Agreement dated January 26, 2018 executed by Data443 Risk Management, Inc. in favor of Myriad Software Productions, LLC, incorporated by reference to Exhibit 10.3 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.4	Share Exchange Agreement dated June 29 2018 by and between LandStar, Inc.; Data443 Risk Mitigation, Inc.; and, Jason Remillard, incorporated by reference to Exhibit 10.4 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.5	Asset Purchase Agreement dated October 22, 2018 by and between Data443 Risk Mitigation, Inc.; Modevity, LLC; and, Jim Coyne, incorporated by reference to Exhibit 10.5 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.6	Secured Promissory Note dated October 22, 2018 issued by Data443 Risk Management, Inc. in favor of Modevity, LLC in the original principal amount of $750,000, incorporated by reference to Exhibit 10.6 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.7	Security Agreement dated October 22, 2018 executed by Data443 Risk Management, Inc. in favor of Modevity, LLC, incorporated by reference to Exhibit 10.7 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.8	Debt Restructuring Agreement dated September 30, 2018 by and between LandStar, Inc. and Blue Citi LLC, incorporated by reference to Exhibit 10.8 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.9	Consolidated Note dated September 30, 2018 issued by LandStar, Inc. in favor of Blue Citi LLC Modevity, LLC in the original principal amount of $829,680, incorporated by reference to Exhibit 10.9 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.10	Form of Common Stock Purchase Agreement executed in connection with the issuance in December 2018 of 252.016,130 shares of the Company’s common stock in exchange for $500,000, incorporated by reference to Exhibit 10.10 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.11	Form of Common Stock Purchase Warrant issued in December 2018 in connection with the Common Stock Purchase Agreement and the issuance thereunder, for a total of 50,403,226 warrants, incorporated by reference to Exhibit 10.11 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.12	Form of Exclusive License and Management Agreement entered into with Wala, Inc. on 07 February 2019, incorporated by reference to Exhibit 10.1 to Form 8-K as filed by the Company with the Securities and Exchange Commission on 11 February 2019.

10.13	Form of Stock Purchase Rights Agreement entered into with Rory Welch on 07 February 2019, incorporated by reference to Exhibit 10.2 to Form 8-K as filed by the Company with the Securities and Exchange Commission on 11 February 2019.

10.14	Form of Business Covenants Agreement entered into with Wala, Inc. and Rory Welch on 07 February 2019, incorporated by reference to Exhibit 10.3 to Form 8-K as filed by the Company with the Securities and Exchange Commission on 11 February 2019.

10.15	Form of Securities Purchase Agreement executed in connection with the issuance on 15 April 2019 of the Company’s convertible promissory note, incorporated by reference to Exhibit 10.1 to Form 8-K as filed by the Company with the Securities and Exchange Commission on 19 April 2019.

10.16	Form of Common Stock Purchase Agreement executed in connection with the issuance in February 2019, of 418,451,781 shares of the Company’s common stock in exchange for $500,000, incorporated by reference to Exhibit 10.16 to Form 10-Q as filed by the Company with the Securities and Exchange Commission on 15 May 2019.

10.17	Form of Common Stock Purchase Warrant issued in February 2019, in connection with the Common Stock Purchase Agreement and the issuance thereunder, for a total of 218,413,977 warrants, incorporated by reference to Exhibit 10.17 to Form 10-Q as filed by the Company with the Securities and Exchange Commission on 15 May 2019.

10.18†	Employment Agreement, effective May 01, 2019, between the Company and Steven Dawson, incorporated by reference to Exhibit 10.18 to Form 10-Q as filed by the Company with the Securities and Exchange Commission on 15 May 2019.

10.19†	Advisory Board Agreement, effective July 28, 2020, between the Company and Omkharan Arasaratnam, incorporated by reference to Exhibit 10.19 to Form 10-Q as filed by the Company with the Securities and Exchange Commission on 06 August 2020.

10.20	Exchange Note for $325,000 issued on September 30, 2020 in favor of Blue Citi LLC, incorporated by reference to Exhibit 10.20 to Form 10-Q as filed by the Company with the Securities and Exchange Commission on 16 November 2020.

10.21	Share Settlement Agreement effective August 14, 2020, between the Company and Jason Remillard, incorporated by reference to Exhibit 10.20 to Form 10-Q as filed by the Company with the Securities and Exchange Commission on 16 November 2020.

10.22	Convertible Promissory Note issued the Company in favor of Blue Citi LLC on August 24, 2020 in the original principal amount of $300,000, incorporated by reference to Exhibit 10.20 to Form 10-Q as filed by the Company with the Securities and Exchange Commission on 16 November 2020.

10.23	Letter Agreement effective August 28, 2020, between the Company and Maxim Group, LLC, incorporated by reference to Exhibit 10.20 to Form 10-Q as filed by the Company with the Securities and Exchange Commission on 16 November 2020.

10.24*	Settlement and Release Agreement dated November 17, 2020, by and between the Company and Smea2z LLC.

10.25	Common Stock Purchase Agreement effective December 11, 2020, between the Company and Triton Funds LP, incorporated by reference to Exhibit 10.1 to Form 8-K as filed by the Company with the Securities and Exchange Commission on 17 December 2020.

10.26*	Blue Citi Notes Settlement Agreement effective February 8, 2021, between the Company and Blue Citi LLC.

10.27*	Securities Exchange Agreement effective February 12, 2021, between the Company and Geneva Roth Remark Holdings, Inc.

10.28*	Asset Sale Agreement effective January 31, 2021, between the Company and the secured creditors of Wala, Inc.

10.29*	Three Secured Promissory Notes, each effective January 31, 2021 and issued by the Company in favor of the secured creditors of Wala, Inc.

10.30*	Security Agreement effective January 31, 2021, between the Company and the secured creditors of Wala, Inc.

21.1*	List of subsidiaries of the Company.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: March 23, 2021	LANDSTAR, INC.

	BY:	/S/ JASON REMILLARD
Jason Remillard,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATED

/s/ Jason Remillard	Chairman of the Board;	March 23, 2021
Chief Executive Officer; Chief Financial Officer

