Form 10-Q
period 2021-03-31
Data443 Risk Mitigation, Inc.
filed 2021-04-14
CIK 1068689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2021

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

The outstanding number of shares of common stock as of April 14, 2021 was: 1,427,565,404.

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Documents incorporated by reference: None

DATA443 RISK MITIGATION, INC.

FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DATA443 RISK MITIGATION, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2021	2020
Assets
Current assets
Cash	$53,060	$58,783
Accounts receivable, net	36,911	136,503
Prepaid expense and other current assets	9,167	-
Total current assets	99,138	195,286

Property and equipment, net	367,612	324,349
Operating lease right-of-use assets, net	230,492	248,237
Intellectual property, net of accumulated amortization	2,069,385	2,310,907
Deposits	31,440	31,440
Total Assets	$2,798,067	$3,110,219

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$383,654	$401,014
Deferred revenue	1,255,396	1,478,430
Interest payable	29,012	62,212
Notes payable	826,173	585,310
Convertible notes payable, net of unamortized discount	89,264	1,241,412
Due to a related party	458,218	561,230
License fee payable	-	1,094,691
Operating lease liability	103,117	100,170
Finance lease liability	90,799	90,565
Total Current Liabilities	3,235,633	5,615,034

Series B Preferred Stock, 80,000 shares designated; $0.001 par value; Stated value $10.00 22,200 and 5,300 shares issued and outstanding, net of discount, respectively	211,438	50,203
Notes payable - non-current	1,873,093	572,495
Convertible notes payable, net of unamortized discount - non-current	7,287	2,356
Deferred revenues - non-current	31,657	39,733
Operating lease liability - non-current	210,715	237,961
Finance lease liability - non-current	61,237	83,109
Total Liabilities	5,631,060	6,600,891

Stockholders’ Deficit
Preferred stock: 337,500 authorized; $0.001 par value Series A Preferred Stock, 150,000 shares designated; $0.001 par value; 150,000 shares issued and outstanding, respectively	150	150
Common stock: 1,800,000,000 authorized; $0.001 par value 1,442,053,442 and 1,044,012,947 shares issued and outstanding, respectively	1,442,053	1,044,013
Additional paid in capital	33,423,635	30,983,749
Accumulated deficit	(37,698,831)	(35,518,584)
Total Stockholders’ Deficit	(2,832,993)	(3,490,672)
Total Liabilities and Stockholders’ Deficit	$2,798,067	$3,110,219

See the accompanying Notes, which are an integral part of these unaudited Consolidated Financial Statements

DATA443 RISK MITIGATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020

Revenue	$837,868	$477,877
Cost of revenue	166,994	34,289
Gross profit	670,874	443,588

Operating expenses
General and administrative	1,433,565	1,425,234
Sales and marketing	95,424	120,818
Total operating expenses	1,528,989	1,546,052

Net loss from operations	(858,115)	(1,102,464)

Other income (expense)
Interest expense	(905,426)	(518,400)
Loss on settlement of debt	(227,501)	(54,000)
Change in fair value of derivative liability	(185,256)	(8,506,151)
Total other expense	(1,318,183)	(9,078,551)

Loss before income taxes	(2,176,298)	(10,181,015)
Provision for income taxes	-	-
Net loss	$(2,176,298)	$(10,181,015)

Dividend on Series B Preferred Stock	(3,949)	-
Net loss attributable to common stockholders	$(2,180,247)	$(10,181,015)

Basic and diluted loss per Common Share	$(0.00)	$(0.70)
Basic and diluted weighted average number of common shares outstanding	1,222,055,574	14,542,721

See the accompanying Notes, which are an integral part of these unaudited Consolidated Financial Statements

DATA443 RISK MITIGATION, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(Unaudited)

Three Months Ended March 31, 2021

	Series A				Additional		Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2020	150,000	$150	1,044,012,947	$1,044,013	$30,983,749	$(35,518,584)	$(3,490,672)

Common stock issued for cash	-	-	166,666,667	166,667	486,938	-	653,605
Common stock issued for conversion of preferred stock	-	-	11,196,474	11,196	157,011		168,207
Common stock issued for conversion of debt	-	-	203,494,048	203,494	1,319,764	-	1,523,258
Common stock issued in conjunction with convertible note	-	-	5,725,000	5,725	83,013	-	88,738
Stock-based compensation	-	-	10,958,306	10,958	393,160	-	404,118
Net loss	-	-	-	-	-	(2,180,247)	(2,180,247)
Balance - March 31, 2021	150,000	150	1,442,053,442	1,442,053	33,423,635	(37,698,831)	(2,832,993)

Three Months Ended March 31, 2020

	Convertible				Additional		Total
	Preferred Series A		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2019	1,334	$1	9,692,065	$9,692	$15,204,771	$(21,610,915)	$(6,396,451)
Common stock issued for conversion of debt	-	-	6,824,272	6,824	1,317,686	-	1,324,510
Stock issued for asset acquisition	-	-	2,465,754	2,466	(2,466)	-	-
Share-based compensation	-	-	500,000	500	205,152	-	205,652
Net loss	-	-		-		(10,181,015)	(10,181,015)
Balance - March 31, 2020	1,334	$1	19,482,091	$19,482	$16,725,143	$(31,791,930)	$(15,047,304)

See the accompanying Notes, which are an integral part of these unaudited Consolidated Financial Statements

DATA443 RISK MITIGATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,180,247)	$(10,181,015)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	185,256	8,506,151
Loss on settlement of debt	227,501	54,000
Stock-based compensation expense	404,118	205,652
Depreciation and amortization	277,279	450,359
Amortization of debt discount	838,227	437,639
Bad debt	-	50,800
Lease liability amortization	(6,554)	(2,128)
Changes in operating assets and liabilities:
Accounts receivable	99,592	(18,610)
Prepaid expenses and other assets	(9,167)	242
Accounts payable and accrued liabilities	(16,901)	(70,841)
Deferred revenue	(231,110)	192,947
Payroll liability	-	(10,535)
Accrued interest	28,358	52,999
Deposit	-	(10,496)
Net Cash used in Operating Activities	(383,648)	(342,836)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(79,020)	(4,068)
Net Cash used in Investing Activities	(79,020)	(4,068)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable	100,000	497,250
Proceeds from issuance of common stock	653,605	-
Proceeds from issuance of series B Preferred Stock	160,000	-
Finance lease payments	(21,638)	(8,225)
Proceeds from issuance of notes payable	924,581	189,615
Repayment of notes payable	(1,256,591)	(203,245)
Proceeds from related parties	65,250	83,204
Repayment to related parties	(168,262)	(160,725)
Net Cash provided by Financing Activities	456,945	397,874

Net change in cash	(5,723)	50,970
Cash, beginning of period	58,783	18,673
Cash, end of period	$53,060	$69,643

Supplemental cash flow information
Cash paid for interest	$15,101	$27,653
Cash paid for taxes	$-	$-

Non-cash Investing and Financing transactions:
Settlement of series B preferred stock through issuance of common stock	$168,207	$-
Settlement of convertible notes payable through issuance of common stock	$1,523,258	$427,671
Common stock issued in conjunction with convertible note	$88,738	$-
Resolution of derivative liability upon conversion of debt	$-	896,839
Equipment paid by capital lease	$-	$158,005
Derivative liability recognized as debt discount	$100,000	$500,675
Settlement of convertible notes payable through issuance of preferred common stock	$65,600	$-
Note payable issued for settlement of License fee payable	$1,404,000	$-

See the accompanying Notes, which are an integral part of these unaudited Consolidated Financial Statements

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements as of March 31, 2021 include the accounts of the Company and its wholly-owned subsidiary, Data 443 Risk Mitigation, Inc., a North Carolina operating company, and the operations of Myriad Software Productions, LLC through September 2018 when it was liquidated. Prior to the acquisition of Data 443 Risk Mitigation, Inc. in North Carolina and the assets of Myriad Software Productions, LLC in 2018, these two entities were controlled by our sole director and officer, Jason Remillard. On November 17, 2017, Mr. Remillard acquired control of LandStar, Inc. through his purchase of all the outstanding Series A preferred shares of the Company, and as a result, these two entities became common controlled entities that require consolidation of results with the reporting company, LandStar, Inc., from the time common control occurred. All intercompany accounts and activities have been eliminated. These consolidated financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

Interim Financial Statements

These unaudited consolidated financial statements have been prepared in accordance U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2020 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”) on March 23, 2021. The results of operations for the three months ended March 31, 2021, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2021.

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

The Company recorded approximately $404,118 in share-based compensation expense for the three months ended March 31, 2021, compared to $205,652 in share-based compensation expense for the three months ended March 31, 2020.

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

Determining the appropriate fair value model and the related assumptions requires judgment. During the three months ended March 31, 2021, the fair value of each option grant was estimated using a Black-Scholes option-pricing model. The expected volatility represents the historical volatility of the Company’s publicly traded common stock. Due to limited historical data, the Company calculates the expected life based on the mid-point between the vesting date and the contractual term which is in accordance with the simplified method. The expected term for options granted to nonemployees is the contractual life. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of stock options. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero.

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

For the three months ended March 31, 2021 and 2020, respectively, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	March 31,
	2021	2020
	(Shares)	(Shares)
Series A Preferred Stock	150,000,000	1,334,000
Stock options	24,942,045	466,672
Warrants	100,000,000	69,714,754
Convertible notes	-	144,106,172
Total	261,327,991	215,621,598

Recently Issued Accounting Pronouncements

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

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

During 2018, the Company made two product acquisitions, ClassiDocs™, and ARALOC™, and completed the acquisition of one entity, Data443 Risk Mitigation, Inc. (“Data443”), the North Carolina operating company. During 2019, the Company completed the acquisition of selected assets of DataExpress™; and, completed a transaction under which the Company licensed the assets of ArcMail™. During the period ending September 30, 2020, the Company has completed the acquisition of selected assets of FileFacets™, and selected assets of Intelly WP™. The Company is actively seeking new products and entities to acquire, with several candidates identified. The Company has developed, and continues to develop, large scale relationships with cyber security, marketing and product organizations, and to market and promote ClassiDocs and other products the Company may develop or acquire. As of March 31, 2021, the Company had negative net working capital; an accumulated deficit; and, had reduced its operating losses.

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

NOTE 3: PROPERTY AND EQUIPMENT

The following table summarizes the components of the Company’s property and equipment as of the dates presented:

	March 31,	December 31,
	2021	2020
Furniture and Fixtures	$2,991	$2,991
Computer Equipment	500,343	421,323
	503,334	424,314
Accumulated depreciation	(135,722)	(99,965)
Property and equipment, net of accumulated depreciation	$367,612	$324,349

Depreciation expense for the three months ended March 31, 2021 and 2020, was $35,757 and $11,421, respectively.

During the three months years ended March 31, 2021 and 2020, the Company purchased property and equipment of $79,020 and $4,068, respectively.

NOTE 4: INTELLECTUAL PROPERTY

The following table summarizes the components of the Company’s intellectual property as of the dates presented:

	March 31,	December 31,
	2021	2020
Intellectual property:
Word press GDPR rights	$46,800	$46,800
ARALOC™	1,850,000	1,850,000
ArcMail License	1,445,000	1,445,000
DataExpressTM	1,388,051	1,388,051
FileFacetsTM	135,000	135,000
IntellyWP™	135,000	135,000
Resilient Network Systems	305,000	305,000
	5,304,851	5,304,851
Accumulated amortization	(3,235,466)	(2,993,944)
Intellectual property, net of accumulated amortization	$2,069,385	$2,310,907

The Company recognized amortization expense of approximately $241,522 and $438,938 for the three months ended March 31, 2021, and 2020, respectively.

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

Based on the carrying value of definite-lived intangible assets as of March 31, 2021, we estimate our amortization expense for the next five years will be as follows:

Amortization
Year Ended December 31,	Expense
2021 (excluding the three months ended March 31, 2021)	$724,566
2022	860,484
2023	441,584
2024	27,000
Thereafter	15,750
2,069,385

NOTE 5: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following table summarizes the components of the Company’s accounts payable and accrued liabilities as of the dates presented:

	March 31,	December 31,
	2021	2019

Accounts payable	$191,177	$178,319
Payroll liabilities	106,513	102,793
Credit cards	42,657	31,918
Accrued dividend - preferred stock	3,307	484
Accrued liabilities	40,000	87,500
	$383,654	$401,014

NOTE 6: DEFERRED REVENUE

Changes in deferred revenue were as follows:

March 31,
2020
Balance, beginning of period	$1,518,163
Deferral of revenue	508,358
Recognition of deferred revenue	(739,468)
Balance, end of period	$1,287,053

	March 31,	December 31,
	2020	2020
Current	$1,255,396	$1,478,430
Non-current	31,657	39,733
	$1,287,053	$1,518,163

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

NOTE 7: LEASES

Operating lease

We have noncancelable operating leases for our office facility that expire in 2024. The operating lease has renewal options and rent escalation clauses.

We recognized total lease expense of approximately $24,000 and $28,000 for the three months ended March 31, 2021 and 2020, respectively, primarily related to operating lease costs paid to lessors from operating cash flows. As of March 31, 2021 and December 31, 2020, the Company recorded security deposit of $10,000. We entered into our operating lease in January 2019. On July 1, 2020, the Company renegotiated the office lease to obtain rent expense relief for the months of April 2020 – December 2020.

Future minimum lease payments under operating leases that have initial noncancelable lease terms in excess of one year at March 31, 2021 were as follows:

Total
Year Ended December 31,
2021 (excluding the three months ended March 31, 2021)	$92,700
2022	127,300
2023	131,150
Thereafter	-
351,150
Less: Imputed interest	(37,318)
Operating lease liabilities	313,832

Operating lease liability - current	103,117
Operating lease liability - non-current	$210,715

The following summarizes other supplemental information about the Company’s operating lease as of March 31, 2021:

Weighted average discount rate	8%
Weighted average remaining lease term (years)	2.79

Finance lease

The Company leases computer and hardware under non-cancellable capital lease arrangements. The term of those capital leases is 3 years and annual interest rate is 12%. At March 31, 2021 and December 31, 2020, capital lease obligations included in current liabilities were $90,799 and $90,565, respectively, and capital lease obligations included in long-term liabilities were $61,237 and $83,109, respectively. As of March 31, 2021 and December 31, 2020, the Company recorded security deposit of $10,944.

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

At March 31, 2021, future minimum lease payments under the finance lease obligations, are as follows:

Total

2021 (excluding the three months ended March 31, 2021)	$79,899
2022	78,379
2023	10,496
Thereafter	-
168,774
Less: Imputed interest	(16,738)
Finance lease liabilities	152,036

Finance lease liability	90,799
Finance lease liability - non-current	$61,237

As of March 31, 2021 and December 31, finance lease assets are included in property and equipment as follows:

	March 31,	December 31,
	2021	2020
Finance lease assets	$267,284	$267,284
Accumulated depreciation	(106,912)	(87,337)
Finance lease assets, net of accumulated depreciation	$160,372	$179,947

NOTE 8: CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

	March 31,	December 31,
	2021	2020
Convertible Notes - Issued in fiscal year 2020	100,000	1,526,000
Convertible Notes - Issued in fiscal year 2021	114,500	-
	214,500	1,526,000
Less debt discount and debt issuance cost	(117,949)	(282,232)
	96,551	1,243,768
Less current portion of convertible notes payable	89,264	1,243,768
Long-term convertible notes payable	$7,287	$-

During the three months ended March 31, 2021 and 2020, the Company recognized interest expense of $15,142 and $53,517, and amortization of debt discount, included in interest expense of $305,441 and $410,019, respectively.

Conversion

During the three months ended March 31, 2021, the Company converted notes with principal amounts and accrued interest of $1,340,150 into 203,494,048 shares of common stock. The corresponding derivative liability at the date of conversion of $183,108 was credited to additional paid in capital.

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

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

Promissory Notes - Issued during first three months of fiscal year 2021

During the three months ended March 31, 2021, the Company issued convertible note of $114,500 for cash proceeds of $100,000 after deducting financing fee of $14,500 with the following terms;

●	Terms 90 days.

●	Annual interest rates of 5%.

●	Convertible at the option of the holders after maturity date

●	Conversion price is the lesser of (i) $0.01 or (ii) 61% multiplied by the average of two lowest trading prices during the 20 trading day period prior to the conversion date.

●	5,725,000 shares of common stock valued at $88,738 issued in conjunction with convertible note

NOTE 9: DERIVATIVE LIABILITIES

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement during the year based on management’s estimate of the expected future cash flows required to settle the liabilities, and used the Binomial pricing model to calculate the fair value as of March 31, 2021. As of the three month period ended March 31, 2021, there were no derivative liabilities. The Binomial model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note and warrant is estimated using the Binomial valuation model.

For the three months March 31, 2021 and 2020, the estimated fair values of the liabilities measured on a recurring basis are as follows:

The Company valued the conversion feature using the Binomial pricing model. The fair value of the derivative liability for all the notes and convertible preferred stock that became convertible, including the notes and convertible preferred stock issued in prior years, during the three months ended March 31, 2021 amounted to $186,456, and $100,000 of the value assigned to the derivative liability was recognized as a debt discount to the notes, while the balance of $86,459 was recognized as a “day 1” derivative loss.

For the three months March 31, 2021 and year ended December 31, 2020, the estimated fair values of the liabilities measured on a recurring basis are as follows:

Three months Ended Year Ended
	March 31,	December 31,
	2021	2020
Expected term	0.48 - 1.00 years	0.25 - 5.00 years
Expected average volatility	186%- 302%	187%- 464%
Expected dividend yield	-	-
Risk-free interest rate	0.07% - 0.10%	0.01% - 1.57%

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

The following table summarizes the changes in the derivative liabilities during the three months March 31, 2021 and 2021:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Derivative liability as of December 31, 2020	$-

Addition of new derivatives recognized as debt discounts	100,000
Addition of new derivatives recognized as day-one loss	86,459
Derivative liabilities settled upon conversion of convertible note	(285,256)
Change in derivative liabilities recognized as loss on derivative	98,797
Derivative liability as of March 31, 2021	$-

The aggregate loss on derivatives during the three months ended March 31, 2021 and 2020 was $185,256 and $8,506,151, respectively.

NOTE 10: NOTES PAYABLE

Notes payable consists of the following:

	March 31,	December 31,
	2021	2020	Maturity	Interest Rate
10% Promissory note - originated in October 2019	$25,060	$25,060	Due on demand	10.0%
Promissory note - originated in October 2019	25,060	25,060	Due on demand	10.0%
Promissory note - originated in April 2020	10,000	10,000	Due on demand	No interest
Paycheck Protection Program Promissory note - originated in April 2020 (1)	339,000	339,000	2 years	1.0%
Economic Injury Disaster Loan - originated in May 2020 (2)	150,000	150,000	30 years	1.0%
Promissory note - originated in June 2020	-	43,356	$3,942.86 daily payment	16.0%
Promissory note - originated in September 2020	73,162	80,730	$2,873.89 monthly payment for 36 months	14.0%
Promissory note - originated in October 2020	-	158,169	$2,293.31 daily payment	25.0%
Promissory note - originated in November 2020	-	170,886	$4,497.00 daily payment	25.0%
Promissory note - originated in November 2020	439,243	394,846	$6,999.00 daily payment	25.0%
Promissory note - originated in December 2020	47,199	50,031	$1,854.41 monthly payment for 36 months	8.0%
Promissory note - originated in January 2021 (3)	1,394,000	-	5 years	4.0%
Promissory note - originated in January 2021	68,338	-	$2,675.89 monthly payment for 36 months	18.0%
Promissory note - originated in January 2021	14,484	-	$992.06 daily payment	25.0%
Promissory note - originated in January 2021	112,425	-	$4,497.00 daily payment	25.0%
Promissory note - originated in February 2021	171,224	-	$3,971.43 daily payment	25.0%
Promissory note - originated in March 2021	73,950	-	$870,00 daily payment	15.0%
Promissory note - originated in March 2021	47,595	-	$5,613.46 daily payment	24.0%
	2,990,740	1,447,138
Less debt discount and debt issuance cost	(291,474)	(289,332)
	2,699,266	1,157,806
Less current portion of promissory notes payable	826,173	585,310
Long-term promissory notes payable	$1,873,093	$572,496

(1)	In response to the Coronavirus (COVID-19) pandemic, the US Government passed the Coronavirus Aid, Relief, and Economic Security (CARES) Act on March 27, 2020. The CARES Act provides fast and direct economic assistance for entrepreneurs and small businesses through the US Small Business Administration (“SBA”).

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

(3)	On February 12, 2021, the Company issued notes payable of $1,404,000 to settle license fee payable of $1,094,691. As a result, the Company recorded loss on settlement of debt of $309,309.

During the three months ended March 31, 2021, the Company recognized interest expense of $17,170, and amortization of debt discount, included in interest expense of $469,471, respectively.

During the three months years ended March 31, 2021 and 2020, the Company issued a total of $2,800,191 and $276,000, less discount of $471,610 and $86,385, and repaid $1,256,591 and $203,245, respectively.

NOTE 11: CAPITAL STOCK AND REVERSE STOCK SPLIT

Changes in Authorized Shares

On February 19, 2021 the written consent of the holders of a majority of the voting power of the outstanding capital stock of the Company as of the Record Date (the “Consenting Stockholders”) approved the following corporate actions:

(1)	Amendment of our articles of incorporation (the “Articles of Incorporation”) to provide for a decrease in the authorized shares of the Company’s Common Stock from 1,800,000,000 to a number of not less than 10,000,000 and not more than 1,000,000,000 (the “Authorized Common Stock Reduction”), at any time prior to the one year anniversary of the filing of the Definitive Information Statement on Schedule 14C with respect to the actions envisioned under Preliminary Information Statement in Schedule 14C filed with the SEC on February 23 2021 (the “Definitive Information Statement”), with the Board of Directors of the Company (the “Board”) having the discretion to determine whether or not the Authorized Common Stock Reduction is to be effected, and if effected, the exact number of the Authorized Common Stock Reduction within the above range.

(2)	That the Board be authorized to implement through the amendment to our Articles of Incorporation a reverse stock split of the Company’s Common Stock by a ratio of not less than 1-for-10 and not more than 1-for-2,000, (the “Reverse Split”), at any time prior to the one year anniversary of the filing of the Definitive Information Statement, with the Board having the discretion to determine whether or not the Reverse Split is to be effected, and if effected, the exact ratio for the Reverse Split within the above range.

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

Preferred Stock

Series A Preferred Stock

As of March 31, 2021 and December 31, 2020, 150,000 shares of Series A were issued and outstanding. Each share of Series A was (i) convertible into 1,000 shares of common stock, and (ii) entitled to vote 15,000 shares of common stock on all matters submitted to a vote by shareholders voting common stock. All issued and outstanding shares of Series A Preferred Stock are held by Mr. Jason Remillard, sole director of the Company.

Series B Preferred Stock

As of March 31, 2021 and December 31, 2020, 22,200 and 5,300 shares of Series B were issued and outstanding, respectively. Each share of Series B (i) has a stated value of Ten Dollars ($10.00) per share; (ii) are convertible into common stock at a price per share equal to sixty one percent (61%) of the lowest price for the Company’s common stock during the twenty (20) day of trading preceding the date of the conversion; (iii) earn dividends at the rate of nine percent (9%) per annum; and, (iv) generally have no voting rights.

During the three months ended March 31, 2021, the Company issued a total of 23,460 shares of Series B preferred stock as follows

●	16,900 shares for $160,000, less $9,000 financing fee.

●	6,560 shares in exchange for convertible note and accrued interest of $65,600

During the three months ended March 31, 2021, 6,560 shares of series B preferred stock was converted into 11,196,475 shares.

Common Stock

As of March 31, 2021, the Company is authorized to issue 1,800,000,000 shares of common stock with a par value of $0.001. All shares have equal voting rights, are non-assessable, and have one vote per share. The total number of shares of Company common stock issued and outstanding as of March 31, 2021 and December 31, 2020, respectively, was 1,442,053,442 and 1,044,012,947 shares, respectively.

During the three months ended March 31, 2021, the Company issued common stock as follows:

●	203,494,048 shares issued for conversion of debt;

●	166,666,667 shares issued for cash of 1,000,000, less financing cost of $10,000, of which $336,395 was not yet received,;

●	10,958,306 shares issued for service

●	11,196,474 shares issued for conversion of Series B preferred stock; and

●	5,725,000 shares issued as a loan fee in connection with the issuance of a promissory note.

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

Warrants

During the three month period ended March 31, 2021 the Company did not issue any warrants.

A summary of activity during the period ended March 31, 2021 follows:

	Warrants Outstanding
		Weighted Average
	Shares	Exercise Price
Outstanding, December 31, 2020	100,000,000	$0.01
Granted		-
Reset feature
Exercised	-	-
Forfeited/canceled	-	-
Outstanding, March 31, 2021	100,000,000	$0.01

The following table summarizes information relating to outstanding and exercisable warrants as of March 31, 2021:

Warrants Outstanding			Warrants Exercisable
Number of	Weighted Average Remaining Contractual life	Weighted Average	Number of	Weighted Average
Shares	(in years)	Exercise Price	Shares	Exercise Price
100,000,000	4.70	$0.0100	100,000,000	$0.0100

NOTE 12: SHARE-BASED COMPENSATION

Stock Options

During the three months ended March 31, 2021, the Company granted options for the purchase of the Company’s common stock to certain employees, consultants and advisors as consideration for services rendered. The terms of the stock option grants are determined by the Company’s Board of Directors. The Company’s stock options generally vest upon the one-year anniversary date of the grant and have a maximum term of ten years.

The following summarizes the stock option activity for the three months ended March 31, 2021:

		Weighted-Average
	Options Outstanding	Exercise Price
Balance as of December 31, 2020	11,751,592	$0.05
Grants	13,190,453	0.02
Exercised	-	-
Cancelled	-	-
Balance as of Mach 31, 2021	24,942,045	$0.03

The weighted average grant date fair value of stock options granted during the three months ended March 31, 2021 was $0.0215. The total fair value of stock options that granted during the three ended March 31, 2021 was approximately $284,000. The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions for stock options granted during the three months ended March 31, 2021:

Expected term (years)	5.7 years
Expected stock price volatility	296.17%
Weighted-average risk-free interest rate	0.64%
Expected dividend	$0.00

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

The following summarizes certain information about stock options vested and expected to vest as of March 31, 2021:

		Weighted-Average
	Number of	Remaining Contractual Life	Weighted- Average
	Options	(In Years)	Exercise Price
Outstanding	24,942,045	9.58	$0.03
Exercisable	745,031	8.81	0.43
Expected to vest	24,197,014	9.60	$0.02

As of March 31, 2021 and December 31, 2020, there was $448,292 and $211,661, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements which is expected to be recognized within the next year.

Restricted Stock Awards

During the three months ended March 31, 2021, the Company issued restricted stock awards for shares of common stock which have been reserved for the holders of the awards. Restricted stock awards were issued to certain consultants and advisors as consideration for services rendered. The terms of the restricted stock units are determined by the Company’s Board of Directors. The Company’s restricted stock shares generally vest over a period of one year and have a maximum term of ten years.

The following summarizes the restricted stock activity for the three months ended March 31, 2021:

		Weighted-Average
	Shares	Fair Value
Balance as of December 31, 2020	14,712,760	0.02
Shares of restricted stock granted	9,000,309	0.03
Exercised	-	-
Cancelled	-	-
Balance as of Mach 31, 2021	23,713,069	0.04

	March 31,	December 31,
Number of Restricted Stock Awards	2021	2020
Vested	477,192	452,192
Non-vested	23,235,877	14,260,568

As of March 31, 2021 and December 31, 2020, there was $245,619 and $144,964, respectively, of total unrecognized compensation cost related to non-vested share-based compensation, which is expected to be recognized over the next year.

NOTE 13: RELATED PARTY TRANSACTIONS

Jason Remillard is our Chief Executive Officer and sole director. Through his ownership of Series A Preferred Shares, Mr. Remillard has voting control over all matters to be submitted to a vote of our shareholders.

On September 16, 2019, the Company entered into an Asset Purchase Agreement with DMBGroup, LLC. Amounts owed to DMBGroup, LLC including the note payable of $940,000 and member loans of $97,689 were recorded as amounts due to a related party. During the three months ended March 31, 2021, the Company repaid note payable of $119,499 including interest expense of $5,485. As of March 31, 2021 and December 31, 2020, the Company had recorded a liability to DMBGroup totaling $285,883 and $405,382, respectively.

During the three months ended March 31, 2021, the Company borrowed $47,000 from our CEO, our CEO paid operating expenses of $18,249 on behalf of the Company and the Company repaid $48,763 to our CEO.

As of March 31, 2021 and December 31, 2020, the Company had due to related party of $458,218 and $561,230, respectively.

NOTE 14: SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to March 31, 2021 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition for the three months ended March 31, 2021 and 2020 should be read in conjunction with our consolidated financial statements, and the notes to those financial statements that are included elsewhere in this Quarterly Report.

All references to “Data443”, “we”, “our,” “us” and the “Company” in this Item 2 refer to Data443 Risk Mitigation, Inc., a Nevada corporation.

The discussion in this section contains forward-looking statements. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “would” or “will” or the negative of these terms or other comparable terminology, but their absence does not mean that a statement is not forward-looking. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which could cause our actual results to differ from those projected in any forward-looking statements we make. Several risks and uncertainties we face are discussed in more detail under “Risk Factors” in Part I, Item 1A of the Form 10 filed by the Company with the SEC on January 11, 2019, and in the Part I, Item 1A of the Form 10-K filed by the Company with the SEC on March 23, 2021, and in the discussion and analysis below. You should, however, understand that it is not possible to predict or identify all risks and uncertainties and you should not consider the risks and uncertainties identified by us to be a complete set of all potential risks or uncertainties that could materially affect us. You should not place undue reliance on the forward-looking statements we make herein because some or all of them may turn out to be wrong. We undertake no obligation to update any of the forward-looking statements contained herein to reflect future events and developments, except as required by law. The following discussion should be read in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Effective January 31, 2021, the Company closed an Asset Sale Agreement with the creditors of Mr. Welch and ArcMail (the creditors had taken ownership of the ArcMail Assets) for the Company’s purchase and continued use of the ArcMail Assets. In consideration thereof, the Company issued notes payable of $1,404,000 to settle license fee payable of $1,094,691. It was considered as an unrecognized subsequent event for the extinguishment of debt.

As of March 31, 2021, the Company has sold to Triton 166,666,667 shares of its common stock pursuant to the CSPA, and which shares were registered under the S-1. All sales occurred during the three month period ended March 31, 2021 and resulted in the receipt by the Company of net proceeds in the amount of $653,604.62. The Company is owed $166,104.38 by an unrelated third party for shares of our common stock acquired from Triton. The Company is also owed $167,791.00 by Triton for shares issued to Triton and for which it has not yet paid.

The Company is now the de facto industry leader in data privacy solutions for All Things Data Security™, providing software and services to enable secure data across local devices, network, cloud, and databases, at rest and in flight. Its suite of products and services is highlighted by: (i) ARALOC™, which is a market leading secure, cloud-based platform for the management, protection and distribution of digital content to the desktop and mobile devices, which protects an organization’s confidential content and intellectual property assets from leakage - malicious or accidental - without impacting collaboration between all stakeholders; (ii) DATAEXPRESS®, the leading data transport, transformation and delivery product trusted by leading financial organizations worldwide; (iii) ArcMail™, which is a leading provider of simple, secure and cost-effective email and enterprise archiving and management solutions; (iv) ClassiDocs® the Company’s award-winning data classification and governance technology, which supports CCPA, LGPD, and GDPR compliance; (v) ClassiDocs™ for Blockchain, which provides an active implementation for the Ripple XRP that protects blockchain transactions from inadvertent disclosure and data leaks; (vi) Data443® Global Privacy Manager, the privacy compliance and consumer loss mitigation platform which is integrated with ClassiDocs™ to do the delivery portions of GDPR and CCPA as well as process Data Privacy Access Requests – removal request – with inventory by ClassiDocs™; (vii) Resilient Access™, which enables fine-grained access controls across myriad platforms at scale for internal client systems and commercial public cloud platforms like Salesforce, Box.Net, Google G Suite, Microsoft OneDrive and others; (viii) Data443™ Chat History Scanner, which scans chat messages for Compliance, Security, PII, PI, PCI & custom keywords; (ix) the CCPA Framework WordPress plugin, which enables organizations of all sizes to comply with the CCPA privacy framework; (x) FileFacets™, a Software-as-a-Service (SaaS) platform that performs sophisticated data discovery and content search of structured and unstructured data within corporate networks, servers, content management systems, email, desktops and laptops; (xi) the GDPR Framework WordPress plugin, with over 30,000 active users and over 400,000 downloads it enables organizations of all sizes to comply with the GDPR and other privacy frameworks; and (xii) IntellyWP™, a leading purveyor of user experience enhancement products for webmasters for the world’s largest content management platform, WordPress.

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

Through March 31, 2021, there has not been a noticeable increase in accounts receivable for the Company. However, it is likely that if the COVID-19 pandemic persists and state stay-at-home orders remain in place, it is likely that more customers will be unable to keep their bills current. Further, while we have not yet experienced any interruption to our normal materials and supplies process, it is impossible to predict whether COVID-19 will cause future interruptions and delays.

Through March 31, 2021 we have not had any of our employees contract the COVID-19 virus. Should we have a significant number of our employees contract the COVID-19 virus it could have a negative impact on our ability to serve customers in a timely fashion.

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

We have utilized, and expect to continue to utilize, acquisitions to contribute to our long-term growth objectives. During fiscal 2021 we hope to continue to acquire complimentary business assets and client bases. Some of the key element to our growth strategy include, without limitation:

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

While we are actively managing our response to the COVID-19 pandemic, its impact on our year 2021 results and beyond is uncertain. We continue to conduct business as usual with modifications to employee travel, employee work locations, customer interactions, and cancellation of certain marketing events, among other things. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers, and stockholders. The extent to which the COVID-19 pandemic may impact our longer-term operational and financial performance remains uncertain. Furthermore, due to our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods, if at all. The extent of the impact of the COVID-19 pandemic will depend on several factors, including the pace of reopening the economy around the world; the possible resurgence in the spread of the virus; the development cycle of therapeutics and vaccines; the impact on our customers and our sales cycles; the impact on our customer, employee, and industry events; and the effect on our vendors. Please see Item 1A, “Risk Factors,” in this Quarterly Report for a further description of the material risks we currently face, including the risks related to the COVID-19 pandemic.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2021 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2020

Revenue

We recognized $838,000 of revenue during the three months ended March 31, 2021, compared to $478,000 in revenue for the three months ended March 31, 2020. We had net billings for the three months ended March 31, 2021 of $624,000 compared to $603,000 in the prior year period. Deferred revenues are $1,287,000 as of March 31, 2021, a decrease of $231,000 from $1,518,000 as of December 31, 2020.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2021 amounted to $1,434,000 as compared to $1,425,000 for the three months ended year ended March 31, 2020, an increase of $8,000, or 1%. The expenses for the three months ended March 31, 2021, primarily consisted of management costs, costs to integrate assets we acquired and to expand sales, audit and review fees, filing fees, professional fees, and other expenses, including the re-classification of sales-related management expenses, in connection with the projected growth of the Company’s business. Expenses for the three months ended March 31, 2020 consisted of primarily the same items.

Sales and Marketing Expenses

Sales and marketing expense for the three months ended March 31, 2021 amounted to $95,000 as compared to $121,000 for the three months ended year ended March 31, 2020, a decrease of $25,000, or 21%. The expenses for the three months ended March 31, 2021 primarily consisted of developing a sales operation, with some previously reported expenses, primarily management costs, reclassified to general and administrative expenses. Expenses for the three months ended March 31, 2020 consisted of primarily the same items.

Net Loss

The net loss for the three months ended March 31, 2021 was $2,176,000 as compared to net loss of $10,181,000 for the three months ended March 31, 2020. The net loss for the three months ended March 31, 2021 was mainly derived from operating loss of $858,000, interest expense of $905,000, loss on settlement of debt of $228,000 and a loss from change in fair value of derivative liability of $185,000. The net loss of $10,181,000 was mainly due to a net operating loss 1,103,000 and a loss from change in fair value of derivative liability of $8,506,000, associated with convertible notes payable.

Provision for Income Tax

No provision for income taxes was recorded in either the three months ended March 31, 2021 or 2020, as we have incurred taxable losses in both periods.

Related Party Transactions

The following individuals and entities have been identified as related parties based on their affiliation with our CEO and sole director, Jason Remillard:

Jason Remillard

Myriad Software Productions, LLC

The following amounts were owed to related parties, affiliated with the CEO and Chairman of the Board, at the dates indicated:

	March 31, 2021	December 31, 2020
Jason Remillard	$172,335	$155,848

CASH FLOW FOR THE THREE MONTHS ENDED MARCH 31, 2021 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2020

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of March 31, 2021, our principal sources of liquidity were cash or cash equivalents of $53,000; trade accounts receivable of $37,000; and, other current assets of $9,000, as compared to cash or cash equivalents of $59,000; and trade accounts receivable of $137,000 as of December 31, 2020.

During the last two years, and through the date of this Quarterly Report, we have faced an increasingly challenging liquidity situation that has impacted our ability to execute our operating plan. We started generating revenue in the fourth quarter of 2018, and we have continued to increase revenue through the date of this Quarterly Report as we have actively sought to grow our business in the data security market. We have also been required to maintain our corporate existence; satisfy the requirements of being a public company; and, have chosen to become a mandatory filer with the SEC. We will need to obtain capital to continue operations. There is no assurance that our Company will be able to secure such funding on acceptable (or any) terms. During the three months ended March 31, 2021 and 2020, we reported a loss from operations of $858,000 and $1,102,000, respectively; and, used cash flows from operating activities totaling $384,000 and $343,000, respectively, for the same periods. We had a beginning cash balance of $59,000 as of January 01, 2021, and a beginning cash balance of $19,000 as of January 01, 2020.

As of March 31, 2021, we had assets of cash in the amount of $53,000 and other current assets in the amount of $46,000. As of March 31, 2021, we had current liabilities of $3,236,000. The Company’s accumulated deficit was $37,699,000.

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

Cash Flow

	Three Months Ended
	March 31,
	2021	2020	Change
Cash used in operating activities	$(383,648)	$(342,836)	$(40,812)
Cash used in investing activities	$(79,020)	$(4,068)	$(74,952)
Cash provided by financing activities	$456,945	$397,874	$59,071
Cash on hand	$53,060	$69,643	$(16,583)

Operating Activities

During the three months ended March 31, 2021, our Company used $384,000 in operating activities, compared to $343,000 during the three months ended March 31, 2020. Cash used in operation activities was primarily due to an increase in operating liabilities.

Investing Activities

During the three months ended March 31, 2021, we used funds in investing activities of $79,000 to acquire equipment. During the three months ended March 31, 2020, we used funds in investing activities of $4,000 to acquire furniture and fixtures.

Financing Activities

During the three months ended March 31, 2021 we raised net proceeds of $160,000 through the issuance of our Series B Convertible Stock in the gross amount of $169,000. We also raised net proceeds of $654,000 through the issuance of our common stock. We raised proceeds of $65,000 through loans from related parties and repaid $168,000 to related parties. We raised net proceeds of $100,000 through the issuance of our convertible note and net proceeds of $925,000 through the issuance of our notes payable, and repaid 1,257,000 on notes payable. By comparison, during the three months ended March 31, 2020, we raised net proceeds of $497,000 through the issuance of our convertible promissory notes in the gross amount of $540,000. We also raised net proceeds of $190,000 through the issuance of our promissory notes and repaid 203,245 on a note payable. We raised proceeds of $83,000 through loans from related parties and repaid $161,000 to related parties.

We are dependent upon the receipt of capital investment or other financing to fund our ongoing operations and to execute our business plan for growth in the data security market. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our plan of operations.

Going Concern

The consolidated financial statements accompanying this Quarterly Report have been prepared on a going concern basis, which implies that our Company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our Company has generated very limited revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the ability of our company to obtain necessary financing to achieve our operating objectives, and the attainment of profitable operations. As of March 31, 2021, our Company has an accumulated deficit of $37,699,000. We do not have sufficient working capital to enable us to carry out our plan of operation for the next twelve months.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the consolidated financial statements for the three months ended March 31, 2021, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer, who is our principal executive officer and our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period by this Form 10-Q. Based on that evaluation, we concluded that because of the material weakness and significant deficiencies in our internal control over financial reporting described below, our disclosure controls and procedures were not sufficient as of March 31, 2021.

Management’s Report of Internal Control over Financial Reporting

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

Based on our evaluation under the criteria set forth in 2013 Internal Control — Integrated Framework, our management concluded that, as of March 31, 2021 our internal control over financial reporting was not effective because of the identification of material weaknesses described as follows:

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three month period ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Subsequent Events

Subsequent to March 31, 2021, the following transactions occurred:

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

Our success will depend, in part, on our ability to support new and existing customer growth and maintain customer satisfaction. Due to COVID-19, our sales and marketing teams have avoided in-person meetings and are increasingly engaging with customers online and through other communications channels, including virtual meetings. While our revenues increased in the first quarter of 2021 compared to the first quarter of 2020, there is no guarantee that for the long run our sales and marketing teams will be as successful or effective using these other communications channels as they try to build relationships. If we cannot provide the tools and training to our teams to efficiently do their jobs and satisfy customer demands, we may not be able to achieve anticipated revenue growth as quickly as expected.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following information represents securities sold by the Company during the period covered by this Quarterly Report, and the subsequent period, which were not registered under the Securities Act. Included are sales of reacquired securities, as well as new issues, securities issued in exchange for property, services, or other securities, and new securities resulting from the modification of outstanding securities.

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
48

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

● ●

On March 16, 2021, the Company converted 2,060 shares of its Series B Preferred Stock into 3,515,966 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On March 24, 2021, the Company issued 5,300 shares of its Series B Preferred Stock in exchange for $50,000 of net proceeds from an investor. The issuance was exempt under Section 4(a)(2) of the Securities Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit
Number	Description of Documents

2.1	Share Exchange Agreement dated December 31, 1998, by and between the Company and Rebound Corp., incorporated by reference to Exhibit 10.7 to Form 10-SB/A as filed by the Company with the Securities and Exchange Commission on January 7, 2000.

3.1	Articles of Incorporation of the Company, dated May 04, 1998, incorporated by reference to Exhibit 3(I) to Form 10-SB as filed by the Company with the Securities and Exchange Commission on January 4, 2000.

3.2	Amended and Restated Articles of Incorporation of the Company, dated May 01, 2018, incorporated by reference to Exhibit 3.2 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

3.3	Certificate of Designation for Preferred Series A Stock of the Company, dated May 28, 2008, incorporated by reference to Exhibit 3.3 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

3.4	Amendment to Certificate of Designation for Preferred Series A Stock of the Company, dated April 27, 2018, incorporated by reference to Exhibit 3.4 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

3.5	Bylaws of the Company, incorporated by reference to Exhibit I to Form 10-SB as filed by the Company with the Securities and Exchange Commission on January 4, 2000.

3.6	Certificate of Amendment to the Company’s Articles of Incorporation dated August 17, 2020, increasing the number of authorized shares of Common Stock to 1.5 billion, incorporated by reference to Exhibit 3.1 to Form 8-K as filed by the Company with the Securities and Exchange Commission on 21 August 2020.

3.7	Certificate of Designation for Preferred Series B Stock of the Company, dated November 25, 2020, incorporated by reference to Exhibit 3.1 to Form 8-K as filed by the Company with the Securities and Exchange Commission on 02 December 2020.

3.8	Certificate of Amendment to the Company’s Articles of Incorporation dated December 15, 2020, increasing the number of authorized shares of Common Stock to 1.8 billion, incorporated by reference to Exhibit 3.1 to Form 8-K as filed by the Company with the Securities and Exchange Commission on 17 December 2020.

4.1	Convertible Note issued by the Company on October 17, 2014 in favor of Atlantic Holding Corp. in the original principal amount of $125,000 incorporated by reference to Exhibit 4.1 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

4.2	8% Convertible Redeemable Note issued by the Company on October 16, 2018 in favor of AFT Funding Corp. in the original principal amount of $110,000 incorporated by reference to Exhibit 4.2 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

4.3	8% Convertible Redeemable Note issued by the Company on October 23, 2018 in favor of Smea2z LLC in the original principal amount of $220,000 incorporated by reference to Exhibit 4.3 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

4.4	Convertible Redeemable Note issued by the Company on April 15, 2019 in favor of Auctus Fund, LLC in the original principal amount of $600,000 incorporated by reference to Exhibit 4.1 to Form 8-K as filed by the Company with the Securities and Exchange Commission on 19 April 2019.

4.5	Common Stock Purchase Warrant Agreement issued in favor of Auctus Fund, LLC on 15 April 2019 for the purchase of 60,000,000 shares of Common Stock at $0.005 per share, incorporated by reference to Exhibit 4.2 to Form 8-K as filed by the Company with the Securities and Exchange Commission on 19 April 2019.

4.6	Smea2z Exchange Note issued in favor of Blue Citi LLC on 17 November 2020 in the amount of $400,000, incorporated by reference to Exhibit 4.6 to Form 10-K as filed by the Company with the Securities and Exchange Commission on 23 March 2021.

4.7	Warrant Exchange Notes issued as of 18 November 2020 in the total original principal amount of $100,000 incorporated by reference to Exhibit 4.7 to Form 10-K as filed by the Company with the Securities and Exchange Commission on 23 March 2021.

4.8	Common Stock Purchase Warrant issued in favor of Triton Funds LP on 11 December 2020 for the purchase of 100,000,000 shares of Common Stock at $0.01 per share, incorporated by reference to Exhibit 4.1 to Form 8-K as filed by the Company with the Securities and Exchange Commission on 17 December 2020.

10.1	Asset Purchase Agreement dated January 26, 2018 by and between Myriad Software Productions, LLC and Data443 Risk Management, Inc., incorporated by reference to Exhibit 10.1 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.2	Secured Promissory Note dated January 26, 2018 issued by Data443 Risk Management, Inc. in favor of Myriad Software Productions, LLC in the original principal amount of $250,000, incorporated by reference to Exhibit 10.2 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.3	Security Agreement dated January 26, 2018 executed by Data443 Risk Management, Inc. in favor of Myriad Software Productions, LLC, incorporated by reference to Exhibit 10.3 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.4	Share Exchange Agreement dated June 29 2018 by and between LandStar, Inc.; Data443 Risk Mitigation, Inc.; and, Jason Remillard, incorporated by reference to Exhibit 10.4 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.5	Asset Purchase Agreement dated October 22, 2018 by and between Data443 Risk Mitigation, Inc.; Modevity, LLC; and, Jim Coyne, incorporated by reference to Exhibit 10.5 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.6	Secured Promissory Note dated October 22, 2018 issued by Data443 Risk Management, Inc. in favor of Modevity, LLC in the original principal amount of $750,000, incorporated by reference to Exhibit 10.6 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.7	Security Agreement dated October 22, 2018 executed by Data443 Risk Management, Inc. in favor of Modevity, LLC, incorporated by reference to Exhibit 10.7 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.8	Debt Restructuring Agreement dated September 30, 2018 by and between LandStar, Inc. and Blue Citi LLC, incorporated by reference to Exhibit 10.8 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.9	Consolidated Note dated September 30, 2018 issued by LandStar, Inc. in favor of Blue Citi LLC Modevity, LLC in the original principal amount of $829,680, incorporated by reference to Exhibit 10.9 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.10	Form of Common Stock Purchase Agreement executed in connection with the issuance in December 2018 of 252.016,130 shares of the Company’s common stock in exchange for $500,000, incorporated by reference to Exhibit 10.10 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.11	Form of Common Stock Purchase Warrant issued in December 2018 in connection with the Common Stock Purchase Agreement and the issuance thereunder, for a total of 50,403,226 warrants, incorporated by reference to Exhibit 10.11 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.12	Form of Exclusive License and Management Agreement entered into with Wala, Inc. on 07 February 2019, incorporated by reference to Exhibit 10.1 to Form 8-K as filed by the Company with the Securities and Exchange Commission on 11 February 2019.

10.13	Form of Stock Purchase Rights Agreement entered into with Rory Welch on 07 February 2019, incorporated by reference to Exhibit 10.2 to Form 8-K as filed by the Company with the Securities and Exchange Commission on 11 February 2019.

10.14	Form of Business Covenants Agreement entered into with Wala, Inc. and Rory Welch on 07 February 2019, incorporated by reference to Exhibit 10.3 to Form 8-K as filed by the Company with the Securities and Exchange Commission on 11 February 2019.

10.15	Form of Securities Purchase Agreement executed in connection with the issuance on 15 April 2019 of the Company’s convertible promissory note, incorporated by reference to Exhibit 10.1 to Form 8-K as filed by the Company with the Securities and Exchange Commission on 19 April 2019.

10.16	Form of Common Stock Purchase Agreement executed in connection with the issuance in February 2019, of 418,451,781 shares of the Company’s common stock in exchange for $500,000, incorporated by reference to Exhibit 10.16 to Form 10-Q as filed by the Company with the Securities and Exchange Commission on 15 May 2019.

10.17	Form of Common Stock Purchase Warrant issued in February 2019, in connection with the Common Stock Purchase Agreement and the issuance thereunder, for a total of 218,413,977 warrants, incorporated by reference to Exhibit 10.17 to Form 10-Q as filed by the Company with the Securities and Exchange Commission on 15 May 2019.

10.18†	Employment Agreement, effective May 01, 2019, between the Company and Steven Dawson, incorporated by reference to Exhibit 10.18 to Form 10-Q as filed by the Company with the Securities and Exchange Commission on 15 May 2019.

10.19†	Advisory Board Agreement, effective July 28, 2020, between the Company and Omkharan Arasaratnam, incorporated by reference to Exhibit 10.19 to Form 10-Q as filed by the Company with the Securities and Exchange Commission on 06 August 2020.

10.20	Exchange Note for $325,000 issued on September 30, 2020 in favor of Blue Citi LLC, incorporated by reference to Exhibit 10.20 to Form 10-Q as filed by the Company with the Securities and Exchange Commission on 16 November 2020.

10.21	Share Settlement Agreement effective August 14, 2020, between the Company and Jason Remillard, incorporated by reference to Exhibit 10.20 to Form 10-Q as filed by the Company with the Securities and Exchange Commission on 16 November 2020.

10.22	Convertible Promissory Note issued the Company in favor of Blue Citi LLC on August 24, 2020 in the original principal amount of $300,000, incorporated by reference to Exhibit 10.20 to Form 10-Q as filed by the Company with the Securities and Exchange Commission on 16 November 2020.

10.23	Letter Agreement effective August 28, 2020, between the Company and Maxim Group, LLC, incorporated by reference to Exhibit 10.20 to Form 10-Q as filed by the Company with the Securities and Exchange Commission on 16 November 2020.

10.24	Settlement and Release Agreement dated November 17, 2020, by and between the Company and Smea2z LLC incorporated by reference to Exhibit 10.24 to Form 10-K as filed by the Company with the Securities and Exchange Commission on 23 March 2021.

10.25	Common Stock Purchase Agreement effective December 11, 2020, between the Company and Triton Funds LP, incorporated by reference to Exhibit 10.1 to Form 8-K as filed by the Company with the Securities and Exchange Commission on 17 December 2020.

10.26	Blue Citi Notes Settlement Agreement effective February 8, 2021, between the Company and Blue Citi LLC, incorporated by reference to Exhibit 10.26 to Form 10-K as filed by the Company with the Securities and Exchange Commission on 23 March 2021.

10.27	Securities Exchange Agreement effective February 12, 2021, between the Company and Geneva Roth Remark Holdings, Inc., incorporated by reference to Exhibit 10.27 to Form 10-K as filed by the Company with the Securities and Exchange Commission on 23 March 2021.

10.28	Asset Sale Agreement effective January 31, 2021, between the Company and the secured creditors of Wala, Inc., incorporated by reference to Exhibit 10.28 to Form 10-K as filed by the Company with the Securities and Exchange Commission on 23 March 2021.

10.29	Three Secured Promissory Notes, each effective January 31, 2021 and issued by the Company in favor of the secured creditors of Wala, Inc., incorporated by reference to Exhibit 10.29 to Form 10-K as filed by the Company with the Securities and Exchange Commission on 23 March 2021.

10.30	Security Agreement effective January 31, 2021, between the Company and the secured creditors of Wala, Inc., incorporated by reference to Exhibit 10.30 to Form 10-K as filed by the Company with the Securities and Exchange Commission on 23 March 2021.

21.1*	List of Subsidiaries of the Company.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(*)	Filed herewith.

(†)	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, our Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 14, 2021	DATA443 RISK MITIGATION, INC.

	By:	/s/ Jason Remillard
	Name:	JASON REMILLARD
	Title:	Chief Executive Officer, (Principal Executive Officer)