Form 10-Q
period 2021-06-30
Data443 Risk Mitigation, Inc.
filed 2021-08-03
CIK 1068689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 000-30542

DATA443 RISK MITIGATION, INC.

(Exact name of registrant as specified in its charter)

Nevada	86-0914051
(State of incorporation)	(I.R.S. Employer Identification No.)

101 J Morris Commons Lane, Suite 105 Morrisville, North Carolina NC	27560
(Address of principal executive offices)	(Zip Code)

(919) 858-6542

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The outstanding number of shares of common stock as of 03 August 2021 was: 762,880.

Documents incorporated by reference: None

DATA443 RISK MITIGATION, INC.

FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DATA443 RISK MITIGATION, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2021	2020
Assets
Current assets
Cash	$7,207	$58,783
Accounts receivable, net	114,270	136,503
Prepaid expense and other current assets	24,425	-
Total current assets	145,902	195,286

Property and equipment, net	331,856	324,349
Operating lease right-of-use assets, net	212,258	248,237
Intellectual property, net of accumulated amortization	1,827,863	2,310,907
Deposits	31,440	31,440
Total Assets	$2,549,319	$3,110,219

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$411,227	$401,014
Deferred revenue	1,065,120	1,478,430
Interest payable	64,566	62,212
Notes payable	1,587,552	585,310
Convertible notes payable, net of unamortized discount	114,500	1,241,412
Due to a related party	418,507	561,230
License fee payable	-	1,094,691
Operating lease liability	106,125	100,170
Finance lease liability	87,829	90,565
Total Current Liabilities	3,855,426	5,615,034

Series B Preferred Stock, 80,000 shares designated; $0.001 par value; Stated value $10.00 26,650 and 5,300 shares issued and outstanding, net of discount, respectively	252,702	50,203
Notes payable - non-current	1,809,691	572,495
Convertible notes payable, net of unamortized discount - non-current	12,273	2,356
Deferred revenues - non-current	24,927	39,733
Operating lease liability - non-current	182,920	237,961
Finance lease liability - non-current	41,914	83,109
Total Liabilities	6,179,853	6,600,891

Commitments and Contingenices

Stockholders’ Deficit
Preferred stock: 337,500 authorized; $0.001 par value Series A Preferred Stock, 150,000 shares designated; $0.001 par value; 150,000 shares issued and outstanding, respectively	150	150
Common stock: 1,000,000,000 authorized; $0.001 par value 743,246 and 522,006 shares issued and outstanding, respectively	743	522
Additional paid in capital	35,618,250	32,027,240
Accumulated deficit	(39,249,677)	(35,518,584)
Total Stockholders’ Deficit	(3,630,534)	(3,490,672)
Total Liabilities and Stockholders’ Deficit	$2,549,319	$3,110,219

See the accompanying Notes, which are an integral part of these unaudited Consolidated Financial Statements

DATA443 RISK MITIGATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenue	$762,352	$465,935	$1,600,220	$943,812
Cost of revenue	96,830	9,097	263,824	53,386
Gross profit	665,522	446,838	1,336,396	890,426

Operating expenses
General and administrative	1,311,396	1,666,196	2,744,961	3,091,430
Sales and marketing	49,220	27,393	144,644	148,211
Total operating expenses	1,360,616	1,693,589	2,889,605	3,239,641

Net loss from operations	(695,094)	(1,246,751)	(1,553,209)	(2,349,215)

Other income (expense)
Interest expense	(671,862)	(553,765)	(1,577,288)	(1,072,165)
Loss on settlement of debt	-	-	(227,501)	(54,000)
Change in fair value of derivative liability	(178,398)	(772,664)	(363,654)	(9,278,815)
Total other income (expense)	(850,260)	(1,326,429)	(2,168,443)	(10,404,980)

Loss before income taxes	(1,545,354)	(2,573,180)	(3,721,652)	(12,754,195)
Provision for income taxes	-	-	-	-
Net loss	$(1,545,354)	$(2,573,180)	$(3,721,652)	$(12,754,195)

Dividend on Series B Preferred Stock	(5,492)	-	(9,441)	-
Net loss attributable to common stockholders	$(1,550,846)	$(2,573,180)	$(3,731,093)	$(12,754,195)

Basic and diluted loss per Common Share	$(2.11)	$(78.93)	$(5.54)	$(639.72)
Basic and diluted weighted average number of common shares outstanding	731,440	32,602	671,586	19,937

See the accompanying Notes, which are an integral part of these unaudited Consolidated Financial Statements

DATA443 RISK MITIGATION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

For the Six Months Ended June 30, 2021

							Total
	Series A Preferred Stock		Common Stock		Additional Paid in	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance - December 31, 2020	150,000	$150	522,006	$522	$32,027,240	$(35,518,584)	$(3,490,672)

Common stock issued for cash	-	-	83,336	83	846,718	-	846,801
Common stock issued for conversion of preferred stock	-	-	14,533	15	312,908		312,923
Common stock issued for conversion of debt	-	-	101,748	102	1,523,156	-	1,523,258
Common stock issued in conjunction with convertible note	-	-	2,863	3	88,735	-	88,738
Common stock issued for exercised cashless warrant	-	-	8,923	9	(9)	-	-
Resolution of derivative liability upon exercise of warrant	-	-	-	-	139,067	-	139,067
Stock-based compensation	-	-	9,168	9	680,435	-	680,444
Adjustment of reverse stock split	-	-	669	-	-	-	-
Net loss attributable to common stockholders	-	-	-	-	-	(3,731,093)	(3,731,093)
Balance - June 30, 2021	150,000	$150	743,246	$743	$35,618,250	$(39,249,677)	$(3,630,534)

For the Three Months Ended June 30, 2021

	Series A				Additional		Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - March 31, 2021	150,000	150	721,032	721	34,864,967	(37,698,831)	(2,832,993)
Cash received for issued stock	-	-	-	-	193,196	-	193,196
Common stock issued for conversion of preferred stock	-	-	8,934	9	144,707	-	144,716
Common stock issued for exercised cashless warrant			8,923	9	(9)	-	-
Resolution of derivative liability upon exercise of warrant			-	-	139,067	-	139,067
Stock-based compensation	-	-	3,688	4	276,322	-	276,326
Adjustment of reverse stock split	-	-	669	-	-	-	-
Net loss attributable to common stockholders	-	-		-	-	(1,550,846)	(1,550,846)
Balance - June 30, 2021	150,000	150	743,246	743	35,618,250	(39,249,677)	(3,630,534)

See the accompanying Notes, which are an integral part of these unaudited Consolidated Financial Statements

DATA443 RISK MITIGATION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

For the Six Months Ended June 30, 2020

	Convertible
	Preferred Series A		Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2019	1,334	$1	9,692,065	$9,692	$15,204,771	$(21,610,915)	$(6,396,451)
Common stock issued for conversion of debt	-	-	134,019,210	134,019	4,195,140	-	4,329,159
Stock issued for purchase of asset	-	-	2,465,754	2,466	(2,466)	-	-
Settlement of stock subscriptions	-	-	1,496,516	1,496	(1,496)	-	-
Stock-based compensation	-	-	12,435,000	12,435	686,571	-	699,006
Net loss attributable to common stockholders	-	-	-	-	-	(12,754,195)	(12,754,195)
Balance - June 30, 2020	1,334	$1	160,108,545	$160,108	$20,082,520	$(34,365,110)	$(14,122,481)

For the Three Months Ended June 30, 2020

	Convertible
	Preferred Series A		Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - March 31, 2020	1,334	$1	19,482,091	$19,482	$16,725,143	$(31,791,930)	$(15,047,304)
Common stock issued for conversion of debt	-	-	127,194,938	127,195	2,877,454	-	3,004,649
Settlement of stock subscriptions	-	-	1,496,516	1,496	(1,496)	-	-
Stock-based compensation	-	-	11,935,000	11,935	481,419	-	493,354
Net loss attributable to common stockholders	-	-		-		(2,573,180)	(2,573,180)
Balance - June 30, 2020	1,334	$1	160,108,545	$160,108	$20,082,520	$(34,365,110)	$(14,122,481)

See the accompanying Notes, which are an integral part of these unaudited Consolidated Financial Statements

DATA443 RISK MITIGATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,721,652)	$(12,754,195)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	363,654	9,278,815
Loss on settlement of debt	227,501	54,000
Stock-based compensation expense	680,444	699,006
Depreciation and amortization	554,557	909,851
Amortization of debt discount	1,448,308	816,949
Bad debt	-	50,800
Lease liability amortization	(13,107)	22,218
Changes in operating assets and liabilities:
Accounts receivable	22,233	(20,856)
Prepaid expenses and other assets	(24,425)	484
Accounts payable and accrued liabilities	13,057	(161,961)
Deferred revenue	(428,116)	258,872
Payroll liability	-	102,859
Accrued interest	63,912	171,639
Accrued Dividend	(9,441)
Deposit	-	(10,496)
Net Cash used in Operating Activities	(823,075)	(582,015)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(79,020)	(5,081)
Net Cash used in Investing Activities	(79,020)	(5,081)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable	100,000	652,250
Proceeds from issuance of common stock	846,801	-
Proceeds from issuance of series B Preferred Stock	250,000	-
Finance lease payments	(43,931)	(31,943)
Proceeds from issuance of notes payable	2,574,647	1,077,843
Repayment of notes payable	(2,734,275)	(426,486)
Proceeds from related parties	271,464	132,656
Repayment to related parties	(414,187)	(287,104)
Net Cash provided by Financing Activities	850,519	1,117,216

Net change in cash	(51,576)	530,120
Cash, beginning of period	58,783	18,673
Cash, end of period	$7,207	$548,793

Supplemental cash flow information
Cash paid for interest	$24,770	$43,453
Cash paid for taxes	$-	$-

Non-cash Investing and Financing transactions:
Settlement of stock subscriptions	$-	$1,496
Common stock issued for exercised cashless warrant	$9	$-
Settlement of series B preferred stock through issuance of common stock	$312,923	$-
Settlement of convertible notes payable through issuance of common stock	$1,523,258	$1,153,596
Common stock issued in conjunction with convertible note	$88,738	$-
Resolution of derivative liability upon exercise of warrant	$139,067	-
Resolution of derivative liability upon conversion of debt	$-	3,175,563
Equipment paid by capital lease	$-	$159,096
Derivative liability recognized as debt discount	$150,000	$570,675
Settlement of convertible notes payable through issuance of preferred common stock	$65,600	$-
Note payable issued for settlement of License fee payable	$1,404,000	$-

See the accompanying Notes, which are an integral part of these unaudited Consolidated Financial Statements

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements as of June 30, 2021 include the accounts of the Company and its wholly-owned subsidiary, Data 443 Risk Mitigation, Inc., a North Carolina operating company, and the operations of Myriad Software Productions, LLC through September 2018 when it was liquidated. Prior to the acquisition of Data 443 Risk Mitigation, Inc. in North Carolina and the assets of Myriad Software Productions, LLC in 2018, these two entities were controlled by our sole director and officer, Jason Remillard. On November 17, 2017, Mr. Remillard acquired control of LandStar, Inc. through his purchase of all the outstanding Series A preferred shares of the Company, and as a result, these two entities became common controlled entities that require consolidation of results with the reporting company, LandStar, Inc., from the time common control occurred. All intercompany accounts and activities have been eliminated. These consolidated financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

Interim Financial Statements

These unaudited consolidated financial statements have been prepared in accordance U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2020 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”) on March 23, 2021. The results of operations for the six months ended June 30, 2021, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2021.

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

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

The Company recorded approximately $680,000 in share-based compensation expense for the six months ended June 30, 2021, compared to $699,000 in share-based compensation expense for the six months ended June 30, 2020. Determining the appropriate fair value model and the related assumptions requires judgment. During the six months ended June 30, 2021, the fair value of each option grant was estimated using a Black-Scholes option-pricing model. The expected volatility represents the historical volatility of the Company’s publicly traded common stock. Due to limited historical data, the Company calculates the expected life based on the mid-point between the vesting date and the contractual term which is in accordance with the simplified method. The expected term for options granted to nonemployees is the contractual life. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of stock options. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero.

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

For the six months ended June 30, 2021 and 2020, respectively, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive:

	June 30,
	2021	2020
	(Shares)	(Shares)
Series A Preferred Stock	150,000,000	1,334,000
Stock Options	12,471	498
Warrants	105,467	137,595
Convertible Notes	-	279,008
Total	150,117,938	1,751,101

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

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

During 2018, the Company made two product acquisitions, ClassiDocs™, and ARALOC™, and completed the acquisition of one entity, Data443 Risk Mitigation, Inc. (“Data443”), the North Carolina operating company. During 2019, the Company completed the acquisition of selected assets of DataExpress™; and, completed a transaction under which the Company licensed the assets of ArcMail™. During the period ending September 30, 2020, the Company has completed the acquisition of selected assets of FileFacets™, and selected assets of Intelly WP™. The Company is actively seeking new products and entities to acquire, with several candidates identified. The Company has developed, and continues to develop, large scale relationships with cyber security, marketing and product organizations, and to market and promote ClassiDocs and other products the Company may develop or acquire. As of June 30, 2021, the Company had negative net working capital; an accumulated deficit; and, had reduced its operating losses.

We continue to monitor the effects COVID-19 could have on our operations and liquidity including our ability to collect account receivable timely from our customers due to the economic impacts COVID-19 could have on the general economy. COVID-19 has also impacted our ability to travel, meet distribution partners in their offices, present at tradeshows, and perform other enterprise-related sales functions. While most customers have returned to their pre-pandemic “normal” office working conditions, a number have yet to do so. These continued operating conditions have impacted our ability to execute and deploy some of our normal sales and marketing activities. While we are not unique in this position, these factors, among others, raise some doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3: PROPERTY AND EQUIPMENT

The following table summarizes the components of the Company’s property and equipment as of the dates presented:

	June 30,	December 31,
	2021	2020
Furniture and Fixtures	$2,991	$2,991
Computer Equipment	500,343	421,323
	503,334	424,314
Accumulated depreciation	(171,478)	(99,965)
Property and equipment, net of accumulated depreciation	$331,856	$324,349

Depreciation expense for the six months ended June 30, 2021 and 2020, was $71,513 and $31,975, respectively.

During the six months years ended June 30, 2021 and 2020, the Company purchased property and equipment of $79,020 and $5,081, respectively.

NOTE 4: INTELLECTUAL PROPERTY

The following table summarizes the components of the Company’s intellectual property as of the dates presented:

	June 30,	December 31,
	2021	2020
Intellectual property:
Word press GDPR rights	$46,800	$46,800
ARALOC™	1,850,000	1,850,000
ArcMail License	1,445,000	1,445,000
DataExpressTM	1,388,051	1,388,051
FileFacetsTM	135,000	135,000
IntellyWP™	135,000	135,000
Resilient Network Systems	305,000	305,000
	5,304,851	5,304,851
Accumulated amortization	(3,476,988)	(2,993,944)
Intellectual property, net of accumulated amortization	$1,827,863	$2,310,907

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

The Company recognized amortization expense of approximately $483,044 and $877,876 for the six months ended June 30, 2021, and 2020, respectively.

Based on the carrying value of definite-lived intangible assets as of June 30, 2021, we estimate our amortization expense for the next five years will be as follows:

Amortization
Year Ended December 31,	Expense
2021 (excluding the six months ended June 30, 2021)	$483,044
2022	860,484
2023	441,585
2024	27,000
Thereafter	15,750
1,827,863

NOTE 5: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following table summarizes the components of the Company’s accounts payable and accrued liabilities as of the dates presented:

	June 30,	December 31,
	2021	2020

Accounts payable	$216,947	$178,319
Payroll liabilities	100,361	102,793
Credit cards	47,505	31,918
Accrued dividend - preferred stock	6,414	484
Accrued liabilities	40,000	87,500
	$411,227	$401,014

NOTE 6: DEFERRED REVENUE

Changes in deferred revenue were as follows:

June 30,
2021
Balance, beginning of period	$1,518,163
Deferral of revenue	1,021,125
Recognition of deferred revenue	(1,449,241)
Balance, end of period	$1,090,047

	June 30,	December 31,
	2021	2020
Current	$1,065,120	$1,478,430
Non-current	24,927	39,733
	$1,090,047	$1,518,163

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

NOTE 7: LEASES

Operating lease

We have a noncancelable operating lease for our office facility that expires in 2024. The operating lease has renewal options and rent escalation clauses.

We recognized total lease expense of approximately $49,000 and $52,000 for the six months ended June 30, 2021 and 2020, respectively, primarily related to operating lease costs paid to lessors from operating cash flows. As of June 30, 2021 and December 31, 2020, the Company recorded security deposit of $10,000. We entered into our operating lease in January 2019. On July 1, 2020, the Company renegotiated the office lease to obtain rent expense relief for the months of April 2020 – December 2020.

Future minimum lease payments under operating leases that have initial noncancelable lease terms in excess of one year at June 31, 2021 were as follows:

Total
Year Ended December 31,
2021 (excluding the six months ended June 30, 2021)	$61,800
2022	127,300
2023	131,150
Thereafter	-
320,250
Less: Imputed interest	(31,205)
Operating lease liabilities	289,045

Operating lease liability - current	106,125
Operating lease liability - non-current	$182,920

The following summarizes other supplemental information about the Company’s operating lease as of June 30, 2021:

Weighted average discount rate	8%
Weighted average remaining lease term (years)	2.54

Finance lease

The Company leases computer and hardware under non-cancellable capital lease arrangements. The term of those capital leases is 3 years and annual interest rate is 12%. At June 30, 2021 and December 31, 2020, capital lease obligations included in current liabilities were $87,829 and $90,565, respectively, and capital lease obligations included in long-term liabilities were $41,914 and $83,109, respectively. As of June 30, 2021 and December 31, 2020, the Company recorded security deposit of $10,944.

At June 30, 2021, future minimum lease payments under the finance lease obligations, are as follows:

Total

2021 (excluding the six months ended June 30, 2021)	$53,266
2022	78,379
2023	10,496
Thereafter	-
142,141
Less: Imputed interest	(12,398)
Finance lease liabilities	129,743

Finance lease liability	87,829
Finance lease liability - non-current	$41,914

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

As of June 30, 2021 and December 31, finance lease assets are included in property and equipment as follows:

	June 30,	December 31,
	2021	2020
Finance lease assets	$267,284	$267,284
Accumulated depreciation	(126,486)	(87,337)
Finance lease assets, net of accumulated depreciation	$140,798	$179,947

NOTE 8: CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

	June 30,	December 31,
	2021	2020
Convertible Notes - Issued in fiscal year 2020	100,000	1,526,000
Convertible Notes - Issued in fiscal year 2021	114,500	-
	214,500	1,526,000
Less debt discount and debt issuance cost	(87,727)	(282,232)
	126,773	1,243,768
Less current portion of convertible notes payable	114,500	1,243,768
Long-term convertible notes payable	$12,273	$-

During the six months ended June 30, 2021 and 2020, the Company recognized interest expense of $14,556 and $169,760, and amortization of debt discount, included in interest expense of $335,663 and $718,909, respectively.

Conversion

During the six months ended June 30, 2021, the Company converted notes with principal amounts and accrued interest of $1,340,150 into 101,748 shares of common stock. The corresponding derivative liability at the date of conversion of $183,108 was credited to additional paid in capital.

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

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

Promissory Notes - Issued during first six months of fiscal year 2021

During the six months ended June 30, 2021, the Company issued convertible note of $114,500 for cash proceeds of $100,000 after deducting financing fee of $14,500 with the following terms;

●	Terms 90 days.

●	Annual interest rates of 5%.

●	Convertible at the option of the holders after maturity date

●	Conversion price is the lesser of (i) $0.01 or (ii) 61% multiplied by the average of two lowest trading prices during the 20 trading day period prior to the conversion date.

●	2,863 shares of common stock valued at $88,738 issued in conjunction with convertible note

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement during the year based on management’s estimate of the expected future cash flows required to settle the liabilities, and used the Binomial pricing model to calculate the fair value as of June 30, 2021. As of the six month period ended June 30, 2021, there were no derivative liabilities. The Binomial model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note and warrant is estimated using the Binomial valuation model.

For the six months June 30, 2021 and 2020, the estimated fair values of the liabilities measured on a recurring basis are as follows:

The Company valued the conversion feature using the Binomial pricing model. The fair value of the derivative liability for all the notes and convertible preferred stock that became convertible, including the notes and convertible preferred stock issued in prior years, during the six months ended June 30, 2021 amounted to $433,264, and $150,000 of the value assigned to the derivative liability was recognized as a debt discount to the notes, while the balance of $283,264 was recognized as a “day 1” derivative loss.

For the six months June 30, 2021 and year ended December 31, 2020, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Six months Ended	Year Ended
	June 30,	December 31,
	2021	2020
Expected term	0.48 - 1.00 years	0.25 - 5.00 years
Expected average volatility	186%- 302%	187%- 464%
Expected dividend yield	-	-
Risk-free interest rate	0.04% - 0.16%	0.01% - 1.57%

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

The following table summarizes the changes in the derivative liabilities during the six months ended June 30, 2021 and 2020:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Derivative liability as of December 31, 2020	$-

Addition of new derivatives recognized as debt discounts	150,000
Addition of new derivatives recognized as day-one loss	283,264
Derivative liabilities settled upon conversion of convertible note	(513,654)
Change in derivative liabilities recognized as loss on derivative	80,390
Derivative liability as of June 30, 2021	$-

The aggregate loss on derivatives during the six months ended June 30, 2021 and 2020 was $363,654 and $9,278,815, respectively.

NOTE 10: NOTES PAYABLE

Notes payable consists of the following:

	June 30,	December 31,
	2021	2020	Maturity	Interest Rate
10% Promissory note - originated in October 2019	$25,060	$25,060	Due on demand	10.0%
Promissory note - originated in October 2019	25,060	25,060	Due on demand	10.0%
Promissory note - originated in April 2020	10,000	10,000	Due on demand	No interest
Paycheck Protection Program Promissory note - originated in April 2020 (1)	339,000	339,000	2 years	1.0%
Economic Injury Disaster Loan - originated in May 2020 (2)	150,000	150,000	30 years	1.0%
Promissory note - originated in June 2020	-	43,356	$3,942.86 daily payment	16.0%
Promissory note - originated in September 2020	65,593	80,730	$2,873.89 monthly payment for 36 months	14.0%
Promissory note - originated in October 2020	-	158,169	$2,293.31 daily payment	25.0%
Promissory note - originated in November 2020	-	170,886	$4,497.00 daily payment	25.0%
Promissory note - originated in November 2020	105,972	394,846	$6,999.00 daily payment	25.0%
Promissory note - originated in December 2020	41,535	50,031	$1,854.41 monthly payment for 36 months	8.0%
Promissory note - originated in January 2021	1,364,000	-	5 years	4.0%
Promissory note - originated in January 2021	61,753	-	$2,675.89 monthly payment for 36 months	18.0%
Promissory note - originated in January 2021	10,610	-	$4,497.00 daily payment	25.0%
Promissory note - originated in March 2021	21,750	-	$870,00 daily payment	15.0%
Promissory note - originated in April 2021	832,000	-	1 year	12%
Promissory note - originated in April 2021	394,146	-	$8,284.92 daily payment	24%
Promissory note - originated in June 2021	311,421	-	$3,971.43 daily payment	25%
	3,757,900	1,447,138
Less debt discount and debt issuance cost	(360,657)	(289,332)
	3,397,243	1,157,806
Less current portion of promissory notes payable	1,587,552	585,310
Long-term promissory notes payable	$1,809,691	$572,496

(1)	In response to the Coronavirus (COVID-19) pandemic, the US Government passed the Coronavirus Aid, Relief, and Economic Security (CARES) Act on March 27, 2020. The CARES Act provides fast and direct economic assistance for entrepreneurs and small businesses through the US Small Business Administration (“SBA”).

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

During the six months ended June 30, 2021 and 2020, the Company recognized interest expense of $57,209 and $18,878, and amortization of debt discount, included in interest expense of $995,066 and $98,040, respectively.

NOTE 11: COMMITMENTS AND CONTINGENCIES

The Company accounts for contingent liabilities in accordance with Accounting Standards Codification (“ASC”) Topic 450, Contingencies. This guidance requires management to assess potential contingent liabilities that may exist as of the date of the financial statements to determine the probability and amount of loss that may have occurred, which inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. For loss contingencies considered remote, no accrual or disclosures are generally made. Management has assessed potential contingent liabilities as of June 30, 2021, and based on that assessment there are no probable loss contingencies requiring accrual or establishment of a reserve.

DMB Note Collection Action

DMB Group, LLC (“DMB”) filed a lawsuit against Data443 Risk Mitigation, Inc., a North Carolina corporation, the Company’s wholly-owned subsidiary (the “Subsidiary”), June 17, 2021 in County Court in Denton County, Texas, naming the Subsidiary as the defendant (the “Complaint”). The Subsidiary is in the process of engaging local litigation counsel to defend itself in the litigation. An answer to the Complaint will be filed shortly. DMB claims a breach of the note issued to it on or around 16 September 2019 in the original principal amount of $940,000 (the “DMB Note”). The DMB Note was issued by the Subsidiary in connection with the Subsidiary’s acquisition of assets from DMB. DMB claims that the Subsidiary is delinquent on its payments under the DMB Note and is therefore in default under the DMB Note. The Company has already accounted for the liability owed under the DMB Note. While the Subsidiary is late in making payments under the DMB Note, the Company believes that there are a number of significant issues affecting the amounts due under the DMB Note and that the Subsidiary is justified in withholding payments under the DMB Note. At this time we are unable to forecast the likely amount, if any, which will be owed by the Subsidiary under the DMB Note, and we intend to vigorously defend against the claims of DMB. Estimating an amount or range of possible losses resulting from litigation proceedings is inherently difficult, particularly where we are in the stages of the proceedings where key factual and legal issues have not been resolved. For these reasons, we currently are unable to predict the ultimate timing or outcome of or reasonably estimate the possible losses or a range of possible losses resulting from this matter.

Employment Related Claims

The Company views most legal proceedings involving claims of former employees as routine litigation incidental to the business, and therefore not material. The Company is currently involved in two such matters with former employees. One matter involves three former employees; the other matter involves one former employee. In each matter, the former employee is seeking additional compensation. In response, the Company believes that in each matter the former employee was terminated “for cause” and is owed no further consideration or compensation. The Company intends to vigorously dispute each such claim.

Litigation

In the ordinary course of business, we are involved in a number of lawsuits incidental to our business, including litigation related to intellectual property, employees, and commercial matters. Although it is difficult to predict the ultimate outcome of these cases, management believes that any ultimate liability would not have a material adverse effect on our consolidated financial condition or results of operations. However, an unforeseen unfavorable development in any of these cases could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows in the period in which it is recorded.

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

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

On April 21, 2021, the Company increased the number of authorized shares of common stock from 1.8 billion to 3.8 billion. in order to satisfy the share reserve requirement under a financing closed on April 23, 2021.

On June 10, 2021, the Company filed a Certificate of Amendment to the Articles of Incorporation (the “Certificate of Amendment”) which served to (i) reduce the number of authorized shares of common stock to one billion (1,000,000,000); and, (ii) effect a reverse stock split (the “Reverse Stock Split”) of its issued common stock in a ratio of 1-for-2,000. The preferred stock of the Company was not changed. The 1-for-2,000 Reverse Stock split was processed by FINRA and became effective at the start of trading on July 1, 2021. As a result of the Reverse Stock Split, every 2,000 shares of the Company’s issued and outstanding common stock, par value $0.001 per share, were converted into one (1) share of common stock, par value $0.001 per share. No fractional shares will be issued in connection with the Reverse Stock Split. Stockholders who otherwise would be entitled to receive fractional shares because they hold a number of pre-Reverse Stock Split shares of the Company’s common stock not evenly divisible by 2,000 will have the number of post-Reverse Stock Split shares of the Company’s common stock to which they are entitled rounded up to the nearest whole number of shares of the Company’s common stock. No stockholders will receive cash in lieu of fractional shares.

All per share amounts and number of shares in the consolidated financial statements and related notes have been retroactively adjusted to reflect the reverse stock split

Preferred Stock

Series A Preferred Stock

As of June 30, 2021 and December 31, 2020, 150,000 shares of Series A were issued and outstanding. Each share of Series A was (i) convertible into 1,000 shares of common stock, and (ii) entitled to vote 15,000 shares of common stock on all matters submitted to a vote by shareholders voting common stock. All issued and outstanding shares of Series A Preferred Stock are held by Mr. Jason Remillard, sole director of the Company.

Series B Preferred Stock

As of June 30, 2021 and December 31, 2020, 26,650 and 5,300 shares of Series B were issued and outstanding, respectively. Each share of Series B (i) has a stated value of Ten Dollars ($10.00) per share; (ii) are convertible into common stock at a price per share equal to sixty one percent (61%) of the lowest price for the Company’s common stock during the twenty (20) day of trading preceding the date of the conversion; (iii) earn dividends at the rate of nine percent (9%) per annum; and, (iv) generally have no voting rights.

During the six months ended June 30, 2021, the Company issued a total of 33,210 shares of Series B preferred stock as follows

●	26,650 shares for $266,500, less $16,500 financing fees.

●	6,560 shares in exchange for convertible note and accrued interest of $65,600

During the six months ended June 30, 2021, shares of series B preferred stock was converted into 14,533 shares.

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

Common Stock

As of June 30, 2021, the Company is authorized to issue 1,000,000,000 shares of common stock with a par value of $0.001. All shares have equal voting rights, are non-assessable, and have one vote per share. The total number of shares of Company common stock issued and outstanding as of June 30, 2021 and December 31, 2020, respectively, was 743,246 and 522,006 shares, respectively.

During the six months ended June 30, 2021, the Company issued common stock as follows:

●	101,748 shares issued for conversion of debt;

●	83,336 shares issued for cash of $1,000,000, less financing cost of $10,000, less an additional financing discount of $143,199;

● ●	9,168 shares issued for service; 8,923 shares issued upon the cash-less exercise of a warrant;

●	14,533 shares issued for conversion of Series B preferred stock; and

●	2,863 shares issued as a loan fee in connection with the issuance of a promissory note.

●	669 shares issued for adjustment of reverse stock split

Warrants

During the six months ended June 30, the Company issued warrants (i) to acquire 55,467 shares of the Company’s common stock pursuant at an exercise price of $15.00, with a cashless exercise option. any warrants; and, (ii) to acquire 55,467 shares of the Company’s common stock at an exercise price of $15.00, exercisable only in the event of a default under that certain Senior Secured Promissory Note issued on 23 April 2021 in the original principal amount of $832,000.

A summary of activity during the period ended June 30, 2021 follows:

	Warrants Outstanding
		Weighted Average
	Shares	Exercise Price
Outstanding, December 31, 2020	50,000	$20.00
Granted	55,467	15.00
Reset feature	9,030	5.80
Exercised	(9,030)	5.80
Forfeited/canceled	-	-
Outstanding, June 30, 2021	105,467	$17.37

The following table summarizes information relating to outstanding and exercisable warrants as of June 30, 2021:

Warrants Outstanding			Warrants Exercisable
Number of	Weighted Average Remaining	Weighted Average	Number of	Weighted Average
Shares	Contractual life (in years)	Exercise Price	Shares	Exercise Price
50,000	4.45	$20.00	50,000	$20.00
55,467	4.81	$15.00	55,467	$15.00

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

NOTE 13: SHARE-BASED COMPENSATION

Stock Options

During the six months ended June 30, 2021, the Company granted options for the purchase of the Company’s common stock to certain employees, consultants and advisors as consideration for services rendered. The terms of the stock option grants are determined by the Company’s Board of Directors. The Company’s stock options generally vest upon the one-year anniversary date of the grant and have a maximum term of ten years.

The following summarizes the stock option activity for the six months ended June 30, 2021:

		Weighted-Average
	Options Outstanding	Exercise Price
Balance as of December 31, 2020	5,875	$96.99
Grants	6,596	40.81
Exercised	-	-
Cancelled	-	-
Balance as of June 30, 2021	12,471	$67.28

The weighted average grant date fair value of stock options granted during the six months ended June 30, 2021 was $43.01. The total fair value of stock options that granted during the six months ended June 30, 2021 was approximately $284,000. The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions for stock options granted during the six months ended June 30, 2021:

Expected term (years)	5.74 years
Expected stock price volatility	296.17%
Weighted-average risk-free interest rate	0.64%
Expected dividend	$0.00

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

The following summarizes certain information about stock options vested and expected to vest as of June 30, 2021:

	Number of	Remaining Contractual Life	Weighted- Average
	Options	(In Years)	Exercise Price
Outstanding	12,471	9.33	$67.28
Exercisable	754	8.67	$490.70
Expected to vest	11,717	9.37	$40.07

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

As of June 30, 2021 and December 31, 2020, there was $391,474 and $211,661, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements which is expected to be recognized within the next year.

Restricted Stock Awards

During the six months ended June 30, 2021, the Company issued restricted stock awards for shares of common stock which have been reserved for the holders of the awards. Restricted stock awards were issued to certain consultants and advisors as consideration for services rendered. The terms of the restricted stock units are determined by the Company’s Board of Directors. The Company’s restricted stock shares generally vest over a period of one year and have a maximum term of ten years.

The following summarizes the restricted stock activity for the six months ended June 30, 2021:

		Weighted-Average
	Shares	Fair Value
Balance as of December 31, 2020	7,356	93.61
Shares of restricted stock granted	4,501	51.40
Exercised	-	-
Cancelled	-	-
Balance as of Mach 31, 2021	11,857	77.591

	June 30,	December 31,
Number of Restricted Stock Awards	2021	2020
Vested	3,350	226
Non-vested	8,507	7,130

As of June 30, 2021 and December 31, 2020, there was $85,993 and $144,964, respectively, of total unrecognized compensation cost related to non-vested share-based compensation, which is expected to be recognized over the next year.

NOTE 14: RELATED PARTY TRANSACTIONS

Jason Remillard is our Chief Executive Officer and sole director. Through his ownership of Series A Preferred Shares, Mr. Remillard has voting control over all matters to be submitted to a vote of our shareholders.

On September 16, 2019, the Company entered into an Asset Purchase Agreement with DMBGroup, LLC. Amounts owed to DMBGroup, LLC including the note payable of $940,000 and member loans of $97,689 were recorded as amounts due to a related party. During the six months ended June 30, 2021, the Company repaid note payable of $159,731 including interest expense of $6,915. As of June 30, 2021 and December 31, 2020, the Company had recorded a liability to DMBGroup totaling $245,652 and $405,382, respectively.

During the six months ended June 30, 2021, the Company borrowed $180,000 from our CEO, our CEO paid operating expenses of $91,463 on behalf of the Company and the Company repaid $254,456 to our CEO.

As of June 30, 2021 and December 31, 2020, the Company had due to related party of $418,507 and $561,230, respectively.

NOTE 15: SUBSEQUENT EVENTS

Subsequent to June 30, 2021, the following transactions occurred:

●	On July 01, 2021, the 1-for-2,000 Reverse Stock Split filed by the Company on June 10, 2021 was processed by FINRA and became effective at the start of trading on 01 July 2021. As a result of the Reverse Stock Split, every 2,000 shares of the Company’s issued and outstanding common stock, par value $0.001 per share, were converted into one (1) share of common stock, par value $0.001 per share.

●	On July 07, 2021, the Company issued 4,375 shares of its Series B Preferred Stock in exchange for $40,000 of net proceeds from an investor. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On July 12, 2021, the Company converted 1,800 shares of its Series B Preferred Stock into 6,280 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On July 16, 2021, the Company converted 2,000 shares of its Series B Preferred Stock into 7,699 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On July 30, 2021, the Company closed a financing transaction pursuant to the terms and conditions of a Securities Purchase Agreement (the “Purchase Agreement”) with Auctus Fund, LLC, a Delaware limited liability company (“Auctus”). Pursuant to the Purchase Agreement, Auctus purchased from the Company a Senior Secured Promissory Note (the “Note”) in the aggregate principal amount of $282,000.00 (the “Principal Amount”), and delivered gross proceeds of $250,000.00 (excluded were legal fees for Auctus and a transaction fee charged by Auctus). The Note is secured by a security interest in the assets of the Company and its subsidiaries, pursuant to the terms and conditions of a Security Agreement (the “Security Agreement”). Timely payment under the Note is further secured by the issuance of Common Stock Purchase Warrant (the “Second Warrant”) to Auctus for 62,667 shares of the Company’s common stock at an exercise price of $4.50, exercisable only in the event of a default under the Note. Interest on the Principal Amount of the Note accrues at the rate of 12% per annum, which amount is fully due and owing upon the issuance of the Note. Repayment of all amounts due under the Note shall be tendered on the 12-month anniversary of the Note. The Note may be prepaid in whole at any time without prepayment penalty or premium. If the Company fails to meet its obligations under the terms of the Note, the Note shall become immediately due and payable and subject to penalties provided for in the Note. The Company also granted to Auctus warrants to acquire 62,667 shares of the Company’s common stock pursuant to a Common Stock Purchase Warrant (the “First Warrant”). Exercise price for the warrants is $4.50, with a cashless exercise option. Both the First Warrant and the Second Warrant impose an obligation on the Company to reserve for issuance that number of shares of the Company’s common stock which is 5 times the number of shares issuable under both the First Warrant and the Second Warrant.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition for the six months ended June 30, 2021 and 2020 should be read in conjunction with our consolidated financial statements, and the notes to those financial statements that are included elsewhere in this Quarterly Report.

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

On April 21, 2021, the Company increased the number of authorized shares of common stock from 1.8 billion to 3.8 billion. in order to satisfy the share reserve requirement under the Auctus financing closed on April 23, 2021, as described in the next paragraph.

On 23 April 2021, the Company entered into and closed a financing transaction pursuant to the terms and conditions of a Securities Purchase Agreement (the “Purchase Agreement”) with Auctus Fund, LLC, a Delaware limited liability company (“Auctus”). Pursuant to the Purchase Agreement, Auctus purchased from the Company a Senior Secured Promissory Note (the “Note”) in the aggregate principal amount of $832,000.00 (the “Principal Amount”), and delivered gross proceeds of $750,000.00 (excluded were legal fees for Auctus and a transaction fee charged by Auctus). The Note is secured by a security interest in the assets of the Company and its subsidiaries, pursuant to the terms and conditions of a Security Agreement (the “Security Agreement”). Timely payment under the Note is further secured by the issuance of Common Stock Purchase Warrant (the “Second Warrant”) to Auctus for 110,933,333 shares of the Company’s common stock at an exercise price of $0.0075, exercisable only in the event of a default under the Note. Interest on the Principal Amount of the Note accrues at the rate of 12% per annum, which amount is fully due and owing upon the issuance of the Note. Repayment of all amounts due under the Note shall be tendered on the 12-month anniversary of the Note. The Note may be prepaid in whole at any time without prepayment penalty or premium. If the Company fails to meet its obligations under the terms of the Note, the Note shall become immediately due and payable and subject to penalties provided for in the Note. The Company also granted to Auctus warrants to acquire 110,933,333 shares of the Company’s common stock pursuant to a Common Stock Purchase Warrant (the “First Warrant”). Exercise price for the warrants is $0.0075, with a cashless exercise option. Both the First Warrant and the Second Warrant impose an obligation on the Company to reserve for issuance that number of shares of the Company’s common stock which is 5 times the number of shares issuable under both the First Warrant and the Second Warrant.

As of June 30, 2021, the Company has sold to Triton 166,666,667 shares of its common stock pursuant to the CSPA, and which shares were registered under the S-1. All sales occurred during the three month period ended March 31, 2021 and resulted in the receipt by the Company of net proceeds in the amount of $847,000 during the six months ended 30 June 2021, which is the final amount the Company will receive from the sale of these shares, which includes proceeds from two unrelated third party for shares of our common stock acquired from Triton.

The 1-for-2,000 Reverse Stock split was processed by FINRA and became effective at the start of trading on 01 July 2021. As a result of the Reverse Stock Split, every 2,000 shares of the Company’s issued and outstanding common stock, par value $0.001 per share, were converted into one (1) share of common stock, par value $0.001 per share.

The Company is a leader in data security and privacy management (a critical element of IT security), providing solutions for All Things Data Security™, across the enterprise and in the cloud. Trusted by over 170 clients, including over 1% of the Fortune 500, the Company provides the necessary visibility and control needed to protect at-scale, obtain compliance objectives, and enhance operational efficiencies. Our clients include leading brand name enterprises in a diverse set of industries, including financial services, healthcare, manufacturing, retail, technology, and telecommunications.

The mounting threat landscape has accelerated security adoption rates and our extensive portfolio of data security and privacy products provide a holistic methodology to data privacy as a new security standard. Our offering is anchored in privacy management, equipping organizations with a seamless approach to safeguarding their data, protecting against attacks, and mitigating the most critical risks.

Data security and privacy legislation is driving significant investment by organizations to offset risks from data breaches and damaging information disclosures of various types. We provide solutions for the marketplace that are designed to protect data via the cloud, hybrid, and on-premises architectures. Our suite of security products focus on protection of: sensitive files and emails; confidential customer, patient, and employee data; financial records; strategic and product plans; intellectual property; and any other data requiring security, allowing our clients to create, share, and protect their data wherever it is stored.

We deliver solutions and capabilities via all technical architectures, and in formats designed for each client. Licensing and subscription models are available to conform to customer purchasing requirements. Our solutions are driven by several proprietary technologies and methodologies that we have developed or acquired, giving us our primary competitive advantage.

We sell substantially all of our products, solutions, and services through a sales model which combines the leverage of channel sales with the account control of direct sales, thereby providing us with significant opportunities to grow our current customer base and successfully deliver our value proposition for data privacy and security. We also make use of channel partners, distributors, and resellers which sell to end-user customers. This approach allows us to maintain close relationships with our customers and benefit from the global reach of our channel partners. Additionally, we are enhancing our product offerings and go-to-market strategy by establishing technology alliances within the IT infrastructure and security vendor ecosystem. While our products serve customers of all sizes in all industries, the marketing focus and majority of our sales focus is on targeting organizations with 100 users or more which can make larger purchases with us over time and have a greater potential lifetime value.

Each of our major product lines provide features and functionality which enable our clients to fully secure the value of their data. This architecture easily extends through modular functionalities, giving our clients the flexibility to select the features they require for their business needs and the flexibility to expand their usage simply by adding a license. As the result of a recent rebranding and marketing effort by the Company, the products and services offered by the Company are now marketed under the following names:

●	Data443® Ransomware Recovery Manager™, built for the modern enterprise, its capabilities are designed to recover a workstation immediately upon infection to the last known business-operable state, without any end user or IT administrator efforts or involvement.

●	Data Identification Manager™ (previously marketed as ClassiDocs™ and FileFacets®), the Company’s award-winning data classification and governance technology, which supports CCPA, LGPD and GDPR compliance in a Software-as-a-Service (SaaS) platform that performs sophisticated data discovery and content search of structured and unstructured data within corporate networks, servers, content management systems, email, desktops and laptops.

●	Data Archive Manager™ (previously marketed as ArcMail®), a leading provider of simple, secure and cost-effective enterprise data retention management, archiving and management solutions.

●	Sensitive Content Manager™ (previously marketed as ARALOC™), a market leading secure, cloud-based platform for the management, protection and distribution of digital content to the desktop and mobile devices, which protects an organization’s confidential content and intellectual property assets from leakage - malicious or accidental - without impacting collaboration between all stakeholders.

●	Data Placement Manager™ (previously marketed as DATAEXPRESS®), the leading data transport, transformation and delivery product trusted by leading financial organizations worldwide;

●	Access Control Manager™ (previously marketed as Resilient Access™), enables fine-grained access controls across myriad platforms at scale for internal client systems and commercial public cloud platforms like Salesforce, Box.Net, Google G Suite, Microsoft OneDrive and others.

●	Data Identification Manager™ (previously marketed as ClassiDocs for Blockchain), provides an active implementation for the Ripple XRP that protects blockchain transactions from inadvertent disclosure and data leaks.

●	Data443® Global Privacy Manager™, the privacy compliance and consumer loss mitigation platform which is integrated with ClassiDocs™ to do the delivery portions of GDPR and CCPA as well as process Data Privacy Access Requests - removal request - with inventory by ClassiDocs™; enables the full lifecycle of Data Privacy Access Requests, Remediation, Monitoring and Reporting.

●	IntellyWP, a leading purveyor of user experience enhancement products for webmasters for the world’s largest content management platform, WordPress.

●	Data443® Chat History Scanner, which scans chat messages for compliance, security, PII, PI, PCI & custom keywords.

●	GDPR Framework, CCPA Framework, and LGPD Framework WordPress Plugins, with over 30,000 active site owners combined, enables organizations of all sizes to comply with European, California and Brazilian privacy rules and regulations.

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

Due to the pandemic, we have been forced to adapt and change the way we have historically operated. At the end of the first quarter of 2020, we temporarily closed our office and instructed our employees to work remotely as a precautionary measure intended to minimize the risk of the virus to them, our customers, partners, and the communities in which we operate. Towards the end of the second quarter of 2021, we cautiously and gradually started to open our office. While we did not require employees to work from our office, we did ensure all required adjustments were made and all local regulations and recommendations were met to ensure the safety of our employees should they voluntarily choose to work from our office. As part of the move to remote work and virtual-only customer experience, we have had to postpone or cancel customer and industry events, as well as travel to visit potential customers, or conduct them virtually. We cannot predict with certainty the impact these changes may have on our sales.

We believe that the impact of COVID-19 has increased the long-term opportunity that we see to help our customers protect their data and detect threats, as well as achieve regulatory compliance. Nevertheless, in the early stages of the pandemic, we experienced some negative impact on our results of operations in the last two weeks of the first quarter of 2020, as we believe our customers’ focus turned primarily to the safety of their employees and to positioning themselves to operate under a work-from-home environment. However, since that time, we have seen companies pivot from that emergency mode to become more focused on the elevated risks associated with having a highly distributed workforce. Companies around the world now have the majority of their employees working from potentially vulnerable home networks, accessing critical on-premises data stores and infrastructure through VPNs and in cloud data stores. We believe that the COVID-19 pandemic has significantly increased the threat of cybercrime, and that we remain positioned to help our clients protect against data and infrastructure against cybercrime. This has resulted in increase in traffic to our website. During the third and fourth quarters of 2020, as existing customers and prospects continued to adjust to the new working practices, we saw some of this interest convert into new business or the expansion of existing business. While we are encouraged by these trends, we continue to see corporate expenditures subject to elevated scrutiny in the current environment. We have also been unable to travel to meet with prospective new clients, which has impacted our ability to convert prospects into new clients. We anticipate that as the COVID-19 pandemic continues, it will continue to be challenging to estimate conversion rates of prospective business into actual new client.

Through June 30, 2021, there has not been a noticeable increase in accounts receivable for the Company. However, it is likely that if the COVID-19 pandemic persists and state stay-at-home orders remain in place, it is likely that more customers will be unable to keep their bills current. Further, while we have not yet experienced any interruption to our normal materials and supplies process, it is impossible to predict whether COVID-19 will cause future interruptions and delays.

Through June 30, 2021 we have not had any of our employees contract the COVID-19 virus. Should we have a significant number of our employees contract the COVID-19 virus it could have a negative impact on our ability to serve customers in a timely fashion.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2020

Revenue

We recognized $762,000 and $1,600,000 of revenue during the three and six months ended June 30, 2021, respectively, compared to $466,000 and $944,000 of revenue during the three and six months ended June 30, 2020. We had net billings for the three and six months ended June 30, 2021 of $555,000 and $1,179,000, respectively, compared to $869,000 and $1,535,000 in the prior year periods. Deferred revenues were $1,090,000 as of June 30, 2021, a decrease of $428,000 from $1,518,000 as of December 31, 2020.

General and Administrative Expenses

General and administrative expenses for the three and six months ended June 30, 2021 amounted to $1,311,000 and $2,745,000, respectively, as compared to $1,666,000 and $3,091,000 for the three and six months ended June 30, 2020, respectively, which are decreases of $355,000, or 21%, and $346,000, or 11%, respectively. The expenses for the six months ended June 30, 2021 primarily consisted of management costs, costs to integrate assets we acquired and to expand sales, audit and review fees, filing fees, professional fees, and other expenses, including the re-classification of sales-related management expenses, in connection with the projected growth of the Company’s business. Expenses for the six months ended June 30, 2020 consisted of primarily the same items.

Sales and Marketing Expenses

Sales and marketing expense for the three and six months ended June 30, 2021 amounted to $49,000 and $145,000, respectively, as compared to $27,000 and $148,000 for the three and six months ended June 30, 2020, respectively, which are an increase of $22,000, or 80%, and a decrease of $4,000, or 2%, respectively. The expenses for the six months ended June 30, 2021 primarily consisted of developing a sales operation, with some previously reported expenses, primarily management costs, reclassified to general and administrative expenses. Expenses for the six months ended June 30, 2020 consisted of primarily the same items.

Net Income (Loss)

The net loss for the three and six months ended June 30, 2021 was $1,545,000 and $3,722,000 as compared to a net loss of $2,573,000 and $12,754,000 for the three and six months ended June 30, 2020, respectively. The net loss for the three and six months ended June 30, 2021 was mainly derived from operating loss of $695,000 and $1,553,000; interest expense of $672,000 and 1,577,000; loss on settlement of debt of $0 and $228,000; and, a loss from change in fair value of derivative liability of $178,000 and $364,000. The net loss for the three and six months ended June 30, 2020 was mainly derived from a loss on change in fair value of derivative liability of $773,000 and $9,278,000, respectively, associated with convertible notes payable and gross margins of $447,000 and $890,000, respectively, offset in part by general and administrative, and sales and marketing expenses incurred.

Provision for Income Tax

No provision for income taxes was recorded in either the three and six months ended June 30, 2021 or 2020, as we have incurred taxable losses in both periods.

Related Party Transactions

The following individuals and entities have been identified as related parties based on their affiliation with our CEO and sole director, Jason Remillard:

Jason Remillard

Myriad Software Productions, LLC

The following amounts were owed to related parties, affiliated with the CEO and Chairman of the Board, at the dates indicated:

	June 30, 2021	December 31, 2020
Jason Remillard	$172,855	$155,848

CASH FLOW FOR THE SIX MONTHS ENDED JUNE 30, 2021 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2020

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of June 30, 2021, our principal sources of liquidity were cash of $7,000; trade accounts receivable of $114,000; and, other current assets of $24,000, as compared to cash or cash equivalents of $59,000; and trade accounts receivable of $137,000 as of December 31, 2020.

During the last two years, and through August 3, 2021 (the date our Quarterly Report on Form 10-Q for the period ended June 30, 2021 was filed), we have faced an increasingly challenging liquidity situation that has impacted our ability to execute our operating plan. We started generating revenue in the fourth quarter of 2018, and we have continued to increase revenue through June 30, 2021 as we have actively sought to grow our business in the data security and data privacy markets. We have also been required to maintain our corporate existence; satisfy the requirements of being a public company; and, have chosen to become a mandatory filer with the SEC. We will need to obtain capital to continue operations. There is no assurance that our Company will be able to secure such funding on acceptable (or any) terms. During the six months ended June 30, 2021 and 2020, we reported a loss from operations of $1,553,000 and $2,349,000, respectively; and, used cash flows from operating activities totaling $823,000 and $582,000, respectively, for the same periods. We had a beginning cash balance of $59,000 as of January 01, 2021, and a beginning cash balance of $19,000 as of January 01, 2020.

As of June 30, 2021, we had assets of cash in the amount of $7,000 and other current assets in the amount of $139,000. As of June 30, 2021, we had current liabilities of $3,855,000. The Company’s accumulated deficit was $39,250,000, largely due to derivate liability treatments.

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

Investing Activities

During the six months ended June 30, 2021, we used funds in investing activities of $79,000 to acquire equipment. During the six months ended June 30, 2020, we used funds in investing activities of $5,000 to acquire equipment.

Financing Activities

During the six months ended June 30, 2021 we raised net proceeds of $250,000 through the issuance of our Series B Convertible Stock in the gross amount of $330,000. We also raised net proceeds of $847,000 through the issuance of our common stock. We raised proceeds of $271,000 through loans from related parties and repaid $414,000 to related parties. We raised net proceeds of $100,000 through the issuance of our convertible note and net proceeds of $2,575,000 through the issuance of our notes payable, and repaid $2,734,000 on notes payable. By comparison, during the six months ended June 30, 2020, we raised we raised net proceeds of $652,000 through the issuance of our convertible promissory notes in the gross amount of $711,000; we also raised net proceeds of $1,077,000 through the issuance of our promissory notes and repaid 426,000 on notes payable; and, we raised proceeds of $133,000 through loans from related parties and repaid $287,000 to related parties.

We are dependent upon the receipt of capital investment or other financing to fund our ongoing operations and to execute our business plan for growth in the data security market. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our plan of operations.

Going Concern

The consolidated financial statements accompanying this Quarterly Report have been prepared on a going concern basis, which implies that our Company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our Company has generated limited revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the ability of our company to obtain necessary financing to achieve our operating objectives, and the attainment of profitable operations. As of June 30, 2021, our Company has an accumulated deficit of $39,250,000. We do not have sufficient working capital to enable us to carry out our plan of operation for the next twelve months.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the consolidated financial statements for the six months ended June 30, 2021, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer, who is our principal executive officer and our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period by this Form 10-Q. Based on that evaluation, we concluded that because of the material weakness and significant deficiencies in our internal control over financial reporting described below, our disclosure controls and procedures were not sufficient as of June 30, 2021.

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

Based on our evaluation under the criteria set forth in 2013 Internal Control — Integrated Framework, our management concluded that, as of June 30, 2021 our internal control over financial reporting was not effective because of the identification of material weaknesses described as follows:

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three month period ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We recently received a complaint filed against Data443 Risk Mitigation, Inc., a North Carolina corporation and the wholly subsidiary of the Company (the “Subsidiary”), by DMBGROUP, LLC (“DMB”). The action was filed in County Court in Denton County, Texas, and arises out of the purchase by the Subsidiary of assets of DMB, for which the Subsidiary issued to DMB its promissory note (the “Note”). DMB claims that the Subsidiary is delinquent on its payments under the Note and is therefore in default under the Note. While the Subsidiary is late in making payments under the Note, the Company believes that there are a number of significant issues affecting the amounts due under the Note and that the Subsidiary is justified in withholding payments under the Note. While this action has just been commenced, we intend to vigorously dispute all claims asserted by DMB.

The Company views most legal proceedings involving claims of former employees as routine litigation incidental to the business, and therefore not material. The Company is currently involved in two such matters with former employees. One matter involves three former employees; the other matter involves one former employee. In each matter, the former employee is seeking additional compensation. In response, the Company believes that in each matter the former employee was terminated “for cause” and is owed no further consideration or compensation. The Company intends to vigorously dispute each such claim.

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

Our success will depend, in part, on our ability to support new and existing customer growth and maintain customer satisfaction. Due to COVID-19, our sales and marketing teams have avoided in-person meetings and are increasingly engaging with customers online and through other communications channels, including virtual meetings. While our revenues increased in the second quarter of 2021 compared to the second quarter of 2020, there is no guarantee that for the long run our sales and marketing teams will be as successful or effective using these other communications channels as they try to build relationships. If we cannot provide the tools and training to our teams to efficiently do their jobs and satisfy customer demands, we may not be able to achieve anticipated revenue growth as quickly as expected.

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

●	Effective August 03, 2020, the Company entered into an agreement with Smea2z LLC to amend the Smea2z Note by extending the maturity date to June 30, 2021.

●	On August 04, 2020, the Company converted $53,200 of a promissory note into 14,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On August 06, 2020, the Company converted $19,000 of a promissory note into 5,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On August 06, 2020, the Company converted $38,000 of a promissory note into 10,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On August 10, 2020, the Company converted $43,566 of a promissory note into 10,783,664 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On August 12, 2020, the Company converted $63,047.80 of a promissory note into 16,418,698 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On August 12, 2020, the Company converted $70,000 of a promissory note into 17,156,863 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On August 14, 2020, the Company converted $69,481.34 of a promissory note into 18,094,099 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On August 14, 2020, the Company entered into a Share Settlement Agreement with the Company’s CEO, Jason Remillard (the “Share Settlement Agreement”). Pursuant to the Share Settlement Agreement, the Company issued to Remillard 144,000 shares of the Company’s Series A preferred stock in exchange for (i) the shares of the Company’s common stock owed to Remillard for the Company’s acquisition of Myriad Software Productions, LLC and Data443 Risk Mitigation, Inc. (the North Carolina corporation) from Remillard; and, (ii) releases of liability from Remillard. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On August 19, 2020, the Company converted $48,000 of a promissory note into 10,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On August 21, 2020, the Company converted $56,678 of a promissory note into 11,807,917 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On August 21, 2020, the Company converted $56,678 of a promissory note into 11,807,917 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On August 21, 2020, the Company converted $56,678 of a promissory note into 11,807,917 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On August 24, 2020, the Company converted $116,976 of a promissory note into 19,496,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On August 24, 2020, the Company issued a Convertible Promissory Note (the “$300K Note”) in the aggregate principal amount of $300,000, and received gross proceeds of $275,000 from the lender, Blue Citi. The proceeds will be used for general corporate purposes. The $300K Note (i) accrues interest at a rate of 10% per annum; (ii) can be converted starting on February 24, 2021, at a discount of 40% to the lowest trading price during the twenty consecutive trading days immediately preceding the (a) date of conversion or (b) issue date of the $300K Note; (iii) Blue Citi has no right to match a lower conversion rate; (iv) has prepayment premiums, and can be prepaid only during the first 6-months of the $300K Note; and, (v) is due and payable August 24, 2021. The conversion price is subject to adjustment for stock splits, reverse stock splits, stock dividends, and other similar transactions and terms. The $300K Note was issued in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws.

●	On August 27, 2020, the Company converted $41,600 of a promissory note into 10,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On August 28, 2020, Data443 Risk Mitigation, Inc. (the “Company”), entered into a letter agreement (the “Maxim Agreement”) with Maxim Group, LLC (“Maxim”) for Maxim to provide general financial advisory, investment banking, and digital marketing services for the Company for an initial term of 6-months. In exchange for the services under the Agreement, the Company shall issue to Maxim shares of the Company’s company stock (a) upon execution of the Maxim Agreement in an amount equal to 2.50% of the Company’s issued and outstanding shares of common stock; and, (b) 2.49% of the of the Company’s issued and outstanding shares of common stock upon the up-listing of the Company’s common stock to a national exchange (NASDAQ or NYSE). All shares issued to Maxim will be non-dilutable for 2-years. Further, cash fees will be paid to Maxim as follows: (i) monthly fee of $2,500; (ii) 8% of the amount of capital raised, invested or committed through or arranged by Maxim; (iii) fee for unallocated expenses of 1% of the amount of capital raised, invested or committed through or arranged by Maxim; and (iv) a 5-year warrant to purchase shares of the Company’s common stock equal to eight percent (8%) of the number of shares of the common stock underlying the securities issued in the financing arranged by Maxim. Lastly, Maxim shall receive a transaction fee equal of 3% of the consideration underlying an acquisitive transaction (such as a merger) arranged by Maxim.

●	On August 31, 2020, the Company converted $86,100 of a promissory note into 21,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On September 01, 2020, the Company converted $40,696.47 of a promissory note into 7,979,700 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On September 02, 2020, the Company converted $94,300 of a promissory note into 23,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On September 09, 2020, the Company converted $143,368.15 of a promissory note into 23,426,168 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On September 10, 2020, the Company issued a Convertible Promissory Note (the “September 10 Geneva Note”) in the aggregate principal amount of $63,000, and received gross proceeds of $60,000 from the lender, Geneva Roth Remark Holdings, Inc. The proceeds will be used for general corporate purposes. The September 10 Geneva Note (i) accrues interest at a rate of 22% per annum, (ii) can be converted 180 days from September 10, 2020 at a discount of 39% to the lowest trading price during the twenty consecutive trading days immediately preceding the date of conversion, and, (iii) is due and payable September 10, 2021. The conversion price is subject to adjustment for stock splits, reverse stock splits, stock dividends, and other similar transactions and terms. The September 10 Geneva Note was issued in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws.

●	On September 14, 2020, the Company converted $13,750 of a promissory note into 2,073,906 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On September 15, 2020, the Company converted $20,000 of a promissory note into 3,016,591 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On September 17, 2020, the Company converted $25,000 of a promissory note into 3,770,739 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On September 18, 2020, the Company converted $57,400 of a promissory note into 14,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On September 22, 2020, the Company converted $24,131.94 of a promissory note into 3,788,374 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On September 29, 2020 the Company converted $75,000 of a promissory note into 25,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	Effective September 30, 2020, the Company exchanged (i) its convertible promissory note originally issued on March 20, 2020 in the amount of $125,000 (referred to herein as the Granite Note); and, (ii) the Common Stock Purchase Warrant dated 18 March 2020 for the issuance of two hundred fifty thousand (250,0000) shares of Company Common Stock (the “Granite Warrant”) for the issuance of a new convertible promissory note issued in favor of Blue Citi LLC in the amount of $325,000 (the “Exchange Note”). Both the Granite Note and the Granite Warrant were cancelled as a result of the exchange and the issuance of the Exchange Note. Terms of the Exchange Note include, without limitation, the following:

a.	Principal balance of $325,000, which includes all accrued and unpaid interest on the Granite Note;

b.	No further interest shall accrue so long as there is no event of default;

c.	Conversions into common stock under the Exchange Note shall be effected at the lowest closing stock price during the five (5) days preceding any conversion, with -0- discount and a conversion price not below $0.007;

d.	No prepayment premiums or penalties; and

e.	Maturity date of September 30, 2021.

The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On October 02, 2020, the Company issued a total of 119,155,869 shares of its common stock to three individuals in connection with the transaction closed on September 16, 2019, in which we acquired certain assets collectively known as DataExpress® from DMBGroup, LLC. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On October 6, 2020, the Company issued 25,300,000 shares of its common stock upon the cashless exercise of a warrant. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On October 07, 2020, the Company converted $92,600 of a promissory note into 30,866,666 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On October 08, 2002, the Company entered into an Asset Purchase Agreement with Resilient Network Systems, Inc. (“RNS”) to acquire the intellectual property rights and certain assets collectively known as Resilient Networks™, a Silicon Valley based SaaS platform that performs SSO and adaptive access control “on the fly” with sophisticated and flexible policy workflows for authentication and authorization. The total purchase price of $305,000 consists of: (i) a $125,000 cash payment at closing; and, (ii) the issuance of 19,148,936 shares of our common stock to RNS. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On October 21, 2020, the Company converted $131,250 of a promissory note into 37,500,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On November 4, 2020, the Company issued 12,711,503 shares of its common stock upon the cashless exercise of a warrant. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On November 16, 2020, the Company converted $118,000 of a promissory note into 40,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On November 17, 2020, the Company entered into an agreement with an existing lender to settle a dispute regarding a convertible promissory note, and exchanged that note for a newly issued note. The disputed note, referred to herein as the “Smea2z Note”, was originally issued on 23 October 2018 in favor of SMEA2Z LLC in the original principal amount of Two Hundred Twenty Thousand Dollars ($220,000), with a variable conversion feature at discount to the market price, and a maturity date of 23 July 2019. Subsequent to the issuance of the Smea2z Note, a series of agreements were executed which amended various terms and conditions of the Smea2z Note, resulting in, among other things, a purported current principal balance of Six Hundred Thousand Eight Hundred Fifty Dollars ($608,850), a variable conversion feature at a deeper discount to the market price, and a maturity date of 30 June 2021. The Smea2z Note was recently acquired by the current holder. The Company and the holder executed a Settlement and Release Agreement (the “Settlement Agreement”) under which, among things, they agreed to settle all disputes regarding the Smea2z Note and release each other from all liability under the Smea2z Note. As a result, the Smea2z Note was cancelled, and a new note was issued (the “Smea2z Exchange Note”) in exchange for the Smea2z Note. The Smea2z Exchange Note was issued as of 17 November 2020 in the reduced original principal amount of Four Hundred Thousand Dollars ($400,000). The Smea2z Exchange Note further provides as follows: (i) no further interest shall accrue so long as there is no event of default; (ii) maturity date of 30 June 2021; (iii) no right to prepay; (iv) conversion price is fixed at $0.0035; (v) Typical events of default for such a note, as well as a default in the event the closing price for the Company’s common stock is less than $0.0035 for at least 5-consecutive days; and, (vi) leak-out provision providing for (a) one conversion per week, for no more than 40,000,000, and (b) if the trading volume for the Company’s common stock exceeds 50,000,000 shares on any day, a second conversion may be exercised during that week, for no more than 40,000,000 (a total of eighty million shares for that week).

●	On November 18, 2020, the Company entered into an agreement with three existing investors in the Company (the “Warrant Holders”), each of which was the holder of warrants issued the Company. The total number of warrants (collectively, the “Exchanged Warrants”) held by the Warrant Holders totaled 617,682 (which were accounted for in the Company’s financial statements at approximately 300,000,000 warrants after resets and derivative liabilities). The Company and the Warrant Holders agreed to exchange the Exchanged Warrants for three newly issued promissory notes (the “Warrant Exchange Notes”). As a result of the exchange, the Exchanged Warrants were cancelled and of no further force and effect. The Warrants Exchange Notes were issued as of 18 November 2020 in the total original principal amount of One Hundred Thousand Dollars ($100,000). The Warrant Exchange Notes further provide as follows: (i) interest accrues at 5% per annum; (ii) maturity date of 18 November 2025; (iii) no right to prepay; (iv) fixed conversion price of $0.01; and, (v) typical events of default for such a note. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On November 23, 2020, the Company converted $44,900 of a promissory note into 15,482,759 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On November 25, 2020, the Company issued 5,300 shares of its Series B Preferred Stock in exchange for $50,000 of net proceeds from an investor. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On December 02, 2020, the Company converted $140,000 of a promissory note into 40,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On December 08, 2020, the Company converted $140,000 of a promissory note into 40,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On December 11, 2020, the Company entered into a Common Stock Purchase Agreement (“CSPA”) with Triton Funds, LP, a Delaware limited partnership (“Triton”), an unrelated third party. Triton agreed to invest $1 million in the Company in the form of common stock purchases. Subject to the terms and conditions set forth in the CSPA, the Company agreed to sell to Triton common shares of the Company having an aggregate value of One Million Dollars ($1,000,000). The Company may, in its sole discretion, deliver a Purchase Notice to Triton which states the dollar amount of shares which the Company intends to sell to Triton. The price of the shares to be sold will be $0.006 per shares. Triton’s obligation to purchase securities is conditioned on certain factors including, but not limited, to the Company having an effective registration available for resale of the securities being purchased; a minimum closing price of $0.009 per share for the Company’s common stock on the delivery date for the shares; and, Triton’s ownership not exceeding 9.9% of the issued and outstanding shares of the Company at any time. In connection with the CSPA, the Company also issued to Triton warrants to acquire 100,000,000 shares of the Company’s common stock at an exercise price of $0.01 per shares, with a term of 5-years. The issuance of the warrants was exempt under Section 4(a)(2) of the Securities Act.

●	On December 15, 2020, the Company converted $30,000 of a promissory note into 9,375,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On December 15, 2020, the Company converted $15,150 of a promissory note into 4,734,375 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On December 17, 2020, the Company converted $45,000 of a promissory note into 12,371,134 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On December 29, 2020, the Company converted $45,150 of a promissory note into 14,109,375 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On January 04, 2021, the Company converted $45,390 of a promissory note into 11,866,580 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On January 06, 2021, the Company issued 3,800 shares of its Series B Preferred Stock in exchange for $35,000 of net proceeds from an investor. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On January 25, 2021, pursuant to the terms and conditions of a Note Purchase Agreement, the Company issued a Convertible Promissory Note (the “Quick Capital Note”) in the aggregate principal amount of $114,500, and received gross proceeds of $100,000 from the lender, Quick Capital, LLC (“Quick Capital”). The proceeds will be used for general corporate purposes. The Quick Capital Note (i) has a one-time interest charge of five percent (5%); (ii) is due and payable 90-days from issuance; and, (iii) can be converted into shares of the Company’s common stock upon an event of default, at a conversion price equal to the lesser of: (a) $0.01, or (b) 61% multiplied by the average of the two lowest trading prices for our Common Stock during the 20-days prior to the date of the conversion. In connection with, and as a condition to, the issuance of the Quick Capital Note, the Company also issued 5,725,000 shares of its common stock to Quick Capital. The Quick Capital Note and the shares of common stock were issued in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws.

●	On January 27, 2021, the Company converted $45,150 of a promissory note into 12,541,667 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On January 28, 2021, the Company issued 2,000,000 shares of its common stock to a consultant pursuant to an agreement with the consultant. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On February 02, 2021, the Company issued 20,684,000 shares of its common stock to Maxim Partners LLC pursuant to the Maxim Agreement. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On February 03, 2021, the Company issued 1,250,000 shares of its common stock to a member of the Company’s Advisory Board. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On February 03, 2021, the Company issued 1,250,000 shares of its common stock to a member of the Company’s Advisory Board. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	Effective February 08, 2021 the Company entered into the Blue Citi Notes Settlement Agreement with Blue Citi (the “Notes Settlement”) to, among other things, settle all disputes regarding all convertible promissory notes issued in favor of Blue Citi (the “Blue Citi Notes”). The following terms, among others, applied to each of the Blue Citi Notes:

a.	All accrued and unpaid interest under the Blue Citi Notes shall be nullified in full and be deemed to be zero, and no further interest of any amount shall accrue on any of the Blue Citi Notes.

b.	At no time shall the total ownership of shares of the Company’s common stock by Blue Citi exceed 9.99% of the total number of issued and outstanding shares of common stock.

c.	The Company shall have no right to prepayment, or any other right to repay in cash, any of the Blue Citi Notes. Similarly, Blue Citi shall have no right to demand cash payment under any of the Blue Citi Notes.

d.	Blue Citi shall be limited in its sales of our common stock to a maximum of fifty million (50,000,000) shares each calendar week. However, in the event that the total volume of traded shares for our common stock exceeds three hundred million (300,000,000) in any calendar week, then the trading limitation for the following calendar week shall be increased to seventy five million (75,000,000) shares of common stock.

With regard to each of the respective Blue Citi Notes, the Company and Blue Citi further agreed as follows:

a.	Convertible note in the original principal amount of Two Hundred Thousand Dollars ($200,000) issued on 08 January 2020 shall have a fixed conversion price of $0.01, resulting in the issuance of 20,000,000 shares upon conversion.

b.	Convertible note in the original principal amount of Twenty Five Thousand Dollars ($25,000) issued on 01 July 2020 shall be nullified in full and be deemed to be zero, and be of no further force and effect.

c.	Convertible note in the original principal amount of One Hundred Fifty Thousand Dollars ($150,000) issued on 01 July 2020 shall have a fixed conversion price of $0.01, resulting in the issuance of 15,000,000 shares upon conversion.

d.	Convertible note in the original principal amount of Two Hundred Thousand Dollars ($200,000) issued on 03 August 2020 shall have a fixed conversion price of $0.005, resulting in the issuance of 40,000,000 shares upon conversion.

e.	Convertible note in the original principal amount of Three Hundred Thousand Dollars ($300,000) issued on 24 August 2020 shall have a fixed conversion price of $0.005, resulting in the issuance of 60,000,000 shares upon conversion.

f.	Convertible note in the original principal amount of Three Hundred Twenty Five Thousand Dollars ($325,000) issued on 30 September 2020 shall have a fixed conversion price of $0.015, resulting in the issuance of 21,666,667 shares upon conversion.

g.	Convertible note in the original principal amount of Four Hundred Thousand Dollars ($400,000) issued on 17 November 2020 shall have a fixed conversion price of $0.0035, resulting in the issuance of 34,285,714 shares upon conversion.

●	On February 09, 2021, the Company converted $120,000 of a promissory note into 34,285,714 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On February 10, 2021, the Company converted $200,000 of a promissory note into 40,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	Effective February 12, 2021 Geneva Roth Remark Holdings, Inc. (“Geneva Roth”) and the Company finalized and closed the Securities Exchange Agreement (the “Geneva Exchange Agreement”). Geneva Roth was the holder of that certain Convertible Promissory Note in the original principal amount of Sixty Three Thousand Dollars ($63,000) dated September 10, 2020, with a maturity date of September 10, 2021 (the “Geneva Roth Note”). Pursuant to the Geneva Exchange Agreement, and solely in exchange for the Geneva Roth Note, Geneva Roth exchanged the Geneva Roth Note for six thousand five hundred sixty (6,560) shares of our Series B Preferred Stock. The Geneva Roth Note was thereafter cancelled and of no further force and effect. The issuance was exempt under Section 4(a)(2) and 3(a)(9) of the Securities Act.

●	On February 19, 2021, the Company converted $200,000 of a promissory note into 20,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On February 19, 2021, the Company converted $150,000 of a promissory note into 15,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On February 19, 2021, the Company issued 7,800 shares of its Series B Preferred Stock in exchange for $75,000 of net proceeds from an investor. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On February 19, 2021, the Company converted $100,000 of a promissory note into 20,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On February 24, 2021, the Company converted $200,000 of a promissory note into 40,000,000 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On February 25, 2021, the Company converted $325,000 of a promissory note into 21,666,667 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On March 15, 2021, the Company converted 4,500 shares of its Series B Preferred Stock into 7,680,508 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On March 16, 2021, the Company converted 2,060 shares of its Series B Preferred Stock into 3,515,966 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On March 24, 2021, the Company issued 5,300 shares of its Series B Preferred Stock in exchange for $50,000 of net proceeds from an investor. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On April 14, 2021, the Company received net proceeds of $76,196.00 from a third party on behalf of the amounts owed to the Company by Triton.

●	On April 22, 2021, the Company issued 17,845,072 shares of its common stock upon the cashless exercise of a warrant. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On April 23, 2021, the Company entered into and closed a financing transaction pursuant to the terms and conditions of a Securities Purchase Agreement (the “Purchase Agreement”) with Auctus Fund, LLC, a Delaware limited liability company (“Auctus”). Pursuant to the Purchase Agreement, Auctus purchased from the Company a Senior Secured Promissory Note (the “Note”) in the aggregate principal amount of $832,000.00 (the “Principal Amount”), and delivered gross proceeds of $750,000.00 (excluded were legal fees for Auctus and a transaction fee charged by Auctus). The Note is secured by a security interest in the assets of the Company and its subsidiaries, pursuant to the terms and conditions of a Security Agreement (the “Security Agreement”). Timely payment under the Note is further secured by the issuance of Common Stock Purchase Warrant (the “Second Warrant”) to Auctus for 110,933,333 shares of the Company’s common stock at an exercise price of $0.0075, exercisable only in the event of a default under the Note. Interest on the Principal Amount of the Note accrues at the rate of 12% per annum, which amount is fully due and owing upon the issuance of the Note. Repayment of all amounts due under the Note shall be tendered on the 12-month anniversary of the Note. The Note may be prepaid in whole at any time without prepayment penalty or premium. If the Company fails to meet its obligations under the terms of the Note, the Note shall become immediately due and payable and subject to penalties provided for in the Note. The Company also granted to Auctus warrants to acquire 110,933,333 shares of the Company’s common stock pursuant to a Common Stock Purchase Warrant (the “First Warrant”). Exercise price for the warrants is $0.0075, with a cashless exercise option. Both the First Warrant and the Second Warrant impose an obligation on the Company to reserve for issuance that number of shares of the Company’s common stock which is 5 times the number of shares issuable under both the First Warrant and the Second Warrant.

●	On May 12, 2021, the Company received net proceeds of $78,052.31 from a third party on behalf of the amounts owed to the Company by Triton.

●	On May 13, 2021, the Company issued 5,375 shares of its Series B Preferred Stock in exchange for $50,000 of net proceeds from an investor. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On May 21, 2021, the Company issued 20,612,310 shares of its common stock to Maxim Partners LLC pursuant to an agreement with Maxim Partners LLC. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On June 01, 2021, the Company converted 5,300 shares of its Series B Preferred Stock into 17,866,129 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On July 07, 2021, the Company issued 4,375 shares of its Series B Preferred Stock in exchange for $40,000 of net proceeds from an investor. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On July 12, 2021, the Company converted 1,800 shares of its Series B Preferred Stock into 6,280 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On July 16, 2021, the Company converted 2,000 shares of its Series B Preferred Stock into 7,699 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On July 30, 2021, the Company closed a financing transaction pursuant to the terms and conditions of a Securities Purchase Agreement (the “Purchase Agreement”) with Auctus Fund, LLC, a Delaware limited liability company (“Auctus”). Pursuant to the Purchase Agreement, Auctus purchased from the Company a Senior Secured Promissory Note (the “Note”) in the aggregate principal amount of $282,000.00 (the “Principal Amount”), and delivered gross proceeds of $250,000.00 (excluded were legal fees for Auctus and a transaction fee charged by Auctus). The Note is secured by a security interest in the assets of the Company and its subsidiaries, pursuant to the terms and conditions of a Security Agreement (the “Security Agreement”). Timely payment under the Note is further secured by the issuance of Common Stock Purchase Warrant (the “Second Warrant”) to Auctus for 62,667 shares of the Company’s common stock at an exercise price of $4.50, exercisable only in the event of a default under the Note. Interest on the Principal Amount of the Note accrues at the rate of 12% per annum, which amount is fully due and owing upon the issuance of the Note. Repayment of all amounts due under the Note shall be tendered on the 12-month anniversary of the Note. The Note may be prepaid in whole at any time without prepayment penalty or premium. If the Company fails to meet its obligations under the terms of the Note, the Note shall become immediately due and payable and subject to penalties provided for in the Note. The Company also granted to Auctus warrants to acquire 62,667 shares of the Company’s common stock pursuant to a Common Stock Purchase Warrant (the “First Warrant”). Exercise price for the warrants is $4.50, with a cashless exercise option. Both the First Warrant and the Second Warrant impose an obligation on the Company to reserve for issuance that number of shares of the Company’s common stock which is 5 times the number of shares issuable under both the First Warrant and the Second Warrant.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

2.1	Share Exchange Agreement dated December 31, 1998, by and between the Company and Rebound Corp., incorporated by reference to Exhibit 10.7 to Form 10-SB/A as filed by the Company with the Securities and Exchange Commission on January 7, 2000.

3.1	Articles of Incorporation of the Company, dated May 04, 1998, incorporated by reference to Exhibit 3(I) to Form 10-SB as filed by the Company with the Securities and Exchange Commission on January 4, 2000.

3.2	Amended and Restated Articles of Incorporation of the Company, dated May 01, 2018, incorporated by reference to Exhibit 3.2 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

3.3	Certificate of Designation for Preferred Series A Stock of the Company, dated May 28, 2008, incorporated by reference to Exhibit 3.3 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

3.4	Amendment to Certificate of Designation for Preferred Series A Stock of the Company, dated April 27, 2018, incorporated by reference to Exhibit 3.4 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

3.5	Bylaws of the Company, incorporated by reference to Exhibit I to Form 10-SB as filed by the Company with the Securities and Exchange Commission on January 4, 2000.

3.6	Certificate of Amendment to the Company’s Articles of Incorporation dated June 21, 2019 increasing the total number of authorized shares of the Company’s Common Stock to 15,000,000,000 shares, incorporated by reference to Exhibit 3.1 to Form 8-K as filed by the Company with the Securities and Exchange Commission June 26, 2019.

3.7

Certificate of Amendment to the Company’s Articles of Incorporation dated October 14, 2019 (i) decreasing the total number of authorized shares of the Company’s Common Stock and Preferred Stock to 60,000,000 and 337,500 shares, respectively; (ii) effecting the 1:750 reverse stock split; and, (iii) changing the name of the Company to its current name, incorporated by reference to Exhibit 3.1 to Form 8-K as filed by the Company with the Securities and Exchange Commission October 30, 2019.

3.8

Certificate of Amendment to the Company’s Articles of Incorporation dated August 17, 2020, increasing the number of authorized shares of Common Stock to 1.5 billion, incorporated by reference to Exhibit 3.1 to Form 8-K as filed by the Company with the Securities and Exchange Commission on 21 August 2020.

3.9

Certificate of Designation for Preferred Series B Stock of the Company, dated November 25, 2020, incorporated by reference to Exhibit 3.1 to Form 8-K as filed by the Company with the Securities and Exchange Commission on 02 December 2020.

3.10

Certificate of Amendment to the Company’s Articles of Incorporation dated December 15, 2020, increasing the number of authorized shares of Common Stock to 1.8 billion, incorporated by reference to Exhibit 3.1 to Form 8-K as filed by the Company with the Securities and Exchange Commission on 17 December 2020.

3.11

Certificate of Amendment to the Company’s Articles of Incorporation dated 21 April 2021, increasing the number of authorized shares of Common Stock to 3.8 billion, incorporated by reference to Exhibit 3.1 to Form 8-K as filed by the Company with the Securities and Exchange Commission on 27 April 2021.

3.12	Certificate of Amendment to the Company’s Articles of Incorporation dated June 10, 2021, effecting the Company’s (i) 1:2,000 reverse stock split; and, (ii) reduction in the total number of authorized shares of the Company’s Common Stock to 1,000,000,000 shares, incorporated by reference to Exhibit 3.1 to Form 8-K as filed by the Company with the Securities and Exchange Commission on 21 June 2021.

4.1	Convertible Note issued by the Company on October 17, 2014 in favor of Atlantic Holding Corp. in the original principal amount of $125,000 incorporated by reference to Exhibit 4.1 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

4.2	8% Convertible Redeemable Note issued by the Company on October 16, 2018 in favor of AFT Funding Corp. in the original principal amount of $110,000 incorporated by reference to Exhibit 4.2 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

4.3	8% Convertible Redeemable Note issued by the Company on October 23, 2018 in favor of Smea2Z LLC in the original principal amount of $220,000 incorporated by reference to Exhibit 4.3 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

4.4	Convertible Redeemable Note issued by the Company on April 15, 2019 in favor of Auctus Fund, LLC in the original principal amount of $600,000 incorporated by reference to Exhibit 4.1 to Form 8-K as filed by the Company with the Securities and Exchange Commission on 19 April 2019.

4.5	Common Stock Purchase Warrant Agreement issued in favor of Auctus Fund, LLC on 15 April 2019 for the purchase of 60,000,000 shares of Common Stock at $0.005 per share, incorporated by reference to Exhibit 4.2 to Form 8-K as filed by the Company with the Securities and Exchange Commission on 19 April 2019.

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

4.9

Common Stock Purchase Warrant (the “First Warrant”) issued in favor of Auctus Fund, LLC on 23 April 2021 for the purchase of 110,933,333 shares of Common Stock at $0.0075 per share, incorporated by reference to Exhibit 4.1 to Form 8-K as filed by the Company with the Securities and Exchange Commission on 27 April 2021.

4.10	Common Stock Purchase Warrant (the “Second Warrant”) issued in favor of Auctus Fund, LLC on 23 April 2021 for the purchase of 110,933,333 shares of Common Stock at $0.0075 per share, incorporated by reference to Exhibit 4.1 to Form 8-K as filed by the Company with the Securities and Exchange Commission on 27 April 2021.

4.11*	Common Stock Purchase Warrant (the “First Warrant”) issued in favor of Auctus Fund, LLC on 30 July 2021 for the purchase of 62,667 shares of Common Stock at $4.50 per share.

4.12*	Common Stock Purchase Warrant (the “Second Warrant”) issued in favor of Auctus Fund, LLC on 30 July 2021 for the purchase of 62,667 shares of Common Stock at $4.50 per share

10.1	Asset Purchase Agreement dated January 26, 2018 by and between Myriad Software Productions, LLC and Data443 Risk Management, Inc., incorporated by reference to Exhibit 10.1 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.2	Secured Promissory Note dated January 26, 2018 issued by Data443 Risk Management, Inc. in favor of Myriad Software Productions, LLC in the original principal amount of $250,000, incorporated by reference to Exhibit 10.2 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.3	Security Agreement dated January 26, 2018 executed by Data443 Risk Management, Inc. in favor of Myriad Software Productions, LLC, incorporated by reference to Exhibit 10.3 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.4	Share Exchange Agreement dated June 29 2018 by and between LandStar, Inc.; Data443 Risk Mitigation, Inc.; and, Jason Remillard, incorporated by reference to Exhibit 10.4 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.5	Asset Purchase Agreement dated October 22, 2018 by and between Data443 Risk Mitigation, Inc.; Modevity, LLC; and, Jim Coyne, incorporated by reference to Exhibit 10.5 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.6	Secured Promissory Note dated October 22, 2018 issued by Data443 Risk Management, Inc. in favor of Modevity, LLC in the original principal amount of $750,000, incorporated by reference to Exhibit 10.6 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.7	Security Agreement dated October 22, 2018 executed by Data443 Risk Management, Inc. in favor of Modevity, LLC, incorporated by reference to Exhibit 10.7 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.8	Debt Restructuring Agreement dated September 30, 2018 by and between LandStar, Inc. and Blue Citi LLC, incorporated by reference to Exhibit 10.8 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.9	Consolidated Note dated September 30, 2018 issued by LandStar, Inc. in favor of Blue Citi LLC Modevity, LLC in the original principal amount of $829,680, incorporated by reference to Exhibit 10.9 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.10	Form of Common Stock Purchase Agreement executed in connection with the issuance in December 2018 of 252.016,130 shares of the Company’s common stock in exchange for $500,000, incorporated by reference to Exhibit 10.10 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.11	Form of Common Stock Purchase Warrant issued in December 2018 in connection with the Common Stock Purchase Agreement and the issuance thereunder, for a total of 50,403,226 warrants, incorporated by reference to Exhibit 10.11 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.12	Form of Exclusive License and Management Agreement entered into with Wala, Inc. on 07 February 2019, incorporated by reference to Exhibit 10.1 to Form 8-K as filed by the Company with the Securities and Exchange Commission on 11 February 2019.

10.13	Form of Stock Purchase Rights Agreement entered into with Rory Welch on 07 February 2019, incorporated by reference to Exhibit 10.2 to Form 8-K as filed by the Company with the Securities and Exchange Commission on 11 February 2019.

10.14	Form of Business Covenants Agreement entered into with Wala, Inc. and Rory Welch on 07 February 2019, incorporated by reference to Exhibit 10.3 to Form 8-K as filed by the Company with the Securities and Exchange Commission on 11 February 2019.

10.15	Form of Securities Purchase Agreement executed in connection with the issuance on 15 April 2019 of the Company’s convertible promissory note, incorporated by reference to Exhibit 10.1 to Form 8-K as filed by the Company with the Securities and Exchange Commission on 19 April 2019.

10.16	Form of Common Stock Purchase Agreement executed in connection with the issuance in February 2019, of 418,451,781 shares of the Company’s common stock in exchange for $500,000, incorporated by reference to Exhibit 10.18 to Form 10-Q as filed by the Company with the Securities and Exchange Commission on 15 May 2019.

10.17	Form of Common Stock Purchase Warrant issued in February 2019, in connection with the Common Stock Purchase Agreement and the issuance thereunder, for a total of 218,413,977 warrants, incorporated by reference to Exhibit 10.17 to Form 10-Q as filed by the Company with the Securities and Exchange Commission on 15 May 2019.

10.18†	Employment Agreement, effective May 01, 2019, between the Company and Steven Dawson, incorporated by reference to Exhibit 10.18 to Form 10-Q as filed by the Company with the Securities and Exchange Commission on 15 May 2019.

10.19†	Advisory Board Agreement, effective July 28, 2020, between the Company and Omkharan Arasaratnam.

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

10.31

Form of Securities Purchase Agreement entered into with Auctus Fund, LLC on 23 April 2021, incorporated by reference to Exhibit 10.1 to Form 8-K as filed by the Company with the Securities and Exchange Commission on 27 April 2021.

10.32

Form of Senior Secured Promissory Note issued in favor of Auctus Fund, LLC on 23 April 2021, incorporated by reference to Exhibit 10.2 to Form 8-K as filed by the Company with the Securities and Exchange Commission on 27 April 2021.

10.33	Form of Security Agreement entered into with Auctus Fund, LLC on 23 April 2021, incorporated by reference to Exhibit 10.3 to Form 8-K as filed by the Company with the Securities and Exchange Commission on 27 April 2021.

10.34*	Form of Securities Purchase Agreement entered into with Auctus Fund, LLC on 29 July 2021.

10.35*	Form of Senior Secured Promissory Note issued in favor of Auctus Fund, LLC on 29 July 2021.

10.36*	Form of Security Agreement entered into with Auctus Fund, LLC on 29 July 2021.

21.1*	List of subsidiaries of the Company.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(*)	Filed herewith.

(†)	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, our Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: 03 August 2021	DATA443 RISK MITIGATION, INC.

	By:	/s/ Jason Remillard
	Name:	JASON REMILLARD
	Title:	Chief Executive Officer, (Principal Executive Officer)

