Form 10-Q
period 2021-09-30
Data443 Risk Mitigation, Inc.
filed 2021-10-26
CIK 1068689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2021

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

Yes ☐ No ☒

The outstanding number of shares of common stock as of October 26, 2021 was: 867,084.

Documents incorporated by reference: None

DATA443 RISK MITIGATION, INC.

FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DATA443 RISK MITIGATION, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2021	2020
Assets
Current assets
Cash	$1,377,579	$58,783
Accounts receivable, net	101,581	136,503
Prepaid expense and other current assets	10,638	-
Total current assets	1,489,798	195,286

Property and equipment, net	354,422	324,349
Operating lease right-of-use assets, net	193,524	248,237
Intellectual property, net of accumulated amortization	1,586,341	2,310,907
Deposits	31,440	31,440
Total Assets	$3,655,525	$3,110,219

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$204,916	$401,014
Deferred revenue	1,134,535	1,478,430
Interest payable	119,203	62,212
Notes payable, net of unamortized discount	1,225,672	585,310
Convertible notes payable, net of unamortized discount	586,663	1,241,412
Derivative liability	39,993	-
Due to a related party	389,229	561,230
License fee payable	-	1,094,691
Operating lease liability	109,193	100,170
Finance lease liability	80,989	90,565
Total Current Liabilities	3,890,393	5,615,034

Commitments and contingencies

Series B Preferred Stock, 80,000 shares designated; $0.001 par value; Stated value $10.00 28,175 and 5,300 shares issued and outstanding, net of discount, respectively	233,881	50,203
Notes payable, net of unamortized discount - non-current	1,817,520	572,495
Convertible notes payable, net of unamortized discount - non-current	17,315	2,356
Deferred revenues - non-current	510,825	39,733
Operating lease liability - non-current	154,565	237,961
Finance lease liability - non-current	25,784	83,109
Total Liabilities	6,650,283	6,600,891

Stockholders’ Deficit
Preferred stock: 337,500 authorized; $0.001 par value Series A Preferred Stock, 150,000 shares designated; $0.001 par value; 150,000 shares issued and outstanding, respectively	150	150
Common stock: 1,000,000,000 authorized; $0.001 par value 829,518 and 522,006 shares issued and outstanding, respectively	830	522
Additional paid in capital	37,234,387	32,027,240
Accumulated deficit	(40,230,125)	(35,518,584)
Total Stockholders’ Deficit	(2,994,758)	(3,490,672)
Total Liabilities and Stockholders’ Deficit	$3,655,525	$3,110,219

See the accompanying Notes, which are an integral part of these unaudited Consolidated Financial Statements

DATA443 RISK MITIGATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenue	$1,495,059	$700,275	$3,095,279	$1,644,087
Cost of revenue	148,721	108,363	412,545	161,749
Gross profit	1,346,338	591,912	2,682,734	1,482,338

Operating expenses
General and administrative	1,061,178	858,205	3,806,139	3,949,635
Sales and marketing	89,175	3,010	233,819	151,221
Total operating expenses	1,150,353	861,215	4,039,958	4,100,856

Net income (loss) from operations	195,985	(269,303)	(1,357,224)	(2,618,518)

Other income (expense)
Interest expense	(1,101,910)	(618,934)	(2,679,198)	(1,691,099)
Loss on settlement of debt	-	(191,833)	(227,501)	(245,833)
Change in fair value of derivative liability	(68,199)	(420,070)	(431,853)	(9,698,885)
Total other expense	(1,170,109)	(1,230,837)	(3,338,552)	(11,635,817)

Loss before income taxes	(974,124)	(1,500,140)	(4,695,776)	(14,254,335)
Provision for income taxes	-	-	-	-
Net loss	$(974,124)	$(1,500,140)	$(4,695,776)	$(14,254,335)

Dividend on Series B Preferred Stock	(6,324)	-	(15,765)	-
Net loss attributable to common stockholders	$(980,448)	$(1,500,140)	$(4,711,541)	$(14,254,335)

Basic and diluted loss per Common Share	$(1.25)	$(7.77)	$(6.63)	$(182.64)
Basic and diluted weighted average number of common shares outstanding	779,813	193,007	708,058	78,048

See the accompanying Notes, which are an integral part of these unaudited Consolidated Financial Statements

DATA443 RISK MITIGATION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

For the Nine Months Ended September 30, 2021

							Total
	Series A Preferred Stock		Common Stock		Additional Paid in	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance - December 31, 2020	150,000	$150	522,006	$522	$32,027,240	$(35,518,584)	$(3,490,672)

Common stock issued for cash	-	-	83,336	83	846,718	-	846,801
Common stock issued for conversion of preferred stock	-	-	71,678	72	624,914		624,986
Common stock issued for conversion of debt	-	-	115,860	116	1,601,405	-	1,601,521
Common stock issued in conjunction with convertible note	-	-	11,298	11	133,652	-	133,663
Common stock issued for exercised cashless warrant	-	-	8,923	9	(9)	-	-
Warrant issued in conjunction with debts	-	-	-	-	1,075,660	-	1,075,660
Resolution of derivative liability upon exercise of warrant	-	-	-	-	139,067	-	139,067
Settlement of stock subscriptions	-	-	-	-	-	-	-
Stock-based compensation	-	-	9,793	10	785,747	-	785,757
Adjustment of reverse stock split	-	-	6,624	7	(7)	-	-
Net loss	-	-	-	-	-	(4,711,541)	(4,711,541)
Balance - September 30, 2021	150,000	$150	829,518	$830	$37,234,387	$(40,230,125)	$(2,994,758)

For the Three Months Ended September 30, 2021

	Series A Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - June 30, 2021	150,000	150	743,246	743	35,618,250	(39,249,677)	(3,630,534)
Common stock issued for conversion of debt	-	-	14,112	14	78,249	-	78,263
Common stock issued for conversion of preferred stock	-	-	57,145	57	312,006	-	312,063
Common stock issued in conjunction with convertible note	-	-	8,435	8	44,917	-	44,925
Warrant issued in conjunction with debts	-	-	-	-	1,075,660	-	1,075,660
Stock-based compensation	-	-	625	1	105,312	-	105,313
Adjustment of reverse stock split	-	-	5,955	7	(7)	-	-
Net loss	-	-		-	-	(980,448)	(980,448)
Balance - September 30, 2021	150,000	$150	829,518	$830	$37,234,387	$(40,230,125)	$(2,994,758)

See the accompanying Notes, which are an integral part of these unaudited Consolidated Financial Statements

DATA443 RISK MITIGATION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

For the Nine Months Ended September 30, 2020

							Total
	Series A Preferred Stock		Common Stock		Additional Paid in	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance - December 31, 2019	1,334	$1	4,846	$5	$15,214,458	$(21,610,915)	$(6,396,451)
Preferred stock issued for service	4,666	5	-	-	158,639		158,644
Common stock issued for conversion of debt	-	-	278,294	278	12,511,847	-	12,512,125
Common stock issued for exercised cashless warrant	-	-	12,650	13	(13)	-	-
Resolution of derivative liability upon exercise of warrant	-	-	-	-	300,387	-	300,387
Stock issued for acquisition	-	-	1,233	1	(1)	-	-
Settlement of stock subscriptions	144,000	144	748	1	(145)	-	-
Issuance of restricted stock	-	-	-	-	-	-	-
Warrants on stock subscriptions	-	-	-	-	-	-	-
Stock-based compensation	-	-	6,218	6	473,930	-	473,936
Net loss	-	-	-	-	-	(14,254,335)	(14,254,335)
Balance - September 30, 2020	150,000	$150	303,988	$304	$28,659,102	$(35,865,250)	$(7,205,694)

For the Three Months Ended September 30, 2020

	Series A Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - June 30, 2020	1,334	1	80,054	80	20,242,548	(34,365,110)	(14,122,481)
Settlement of stock subscriptions	144,000	144	-	-	(144)	-	-
Preferred stock issued for service	4,666	5	-	-	158,639		158,644
Common stock issued for conversion of debt	-	-	211,284	211	8,182,755	-	8,182,966
Common stock issued for exercised cashless warrant	-	-	12,650	13	(13)	-	-
Resolution of derivative liability upon exercise of warrant	-	-	-	-	300,387	-	300,387
Stock-based compensation	-	-	-	-	(225,070)	-	(225,070)
Net loss	-	-		-	-	(1,500,140)	(1,500,140)
Balance - September 30, 2020	150,000	$150	303,988	$304	$28,659,102	$(35,865,250)	$(7,205,694)

See the accompanying Notes, which are an integral part of these unaudited Consolidated Financial Statements

DATA443 RISK MITIGATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,695,776)	$(14,254,335)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	431,853	9,698,885
Loss on settlement of debt	227,501	245,833
Stock-based compensation expense	785,757	632,580
Depreciation and amortization	832,824	1,222,485
Amortization of debt discount	2,356,631	1,309,125
Bad debt expense	-	50,800
Lease liability amortization	(19,660)	16,564
Penalty interest	65,838	25,000
Changes in operating assets and liabilities:
Accounts receivable	34,922	(64,221)
Prepaid expenses and other assets	(10,638)	86
Accounts payable and accrued liabilities	(193,302)	(305,423)
Deferred revenue	127,197	515,247
Payroll liability	-	82,227
Accrued interest	130,442	251,786
Accrued dividend	(15,765)	-
Deposit	-	(10,496)
Net Cash provided by (used in) Operating Activities	57,824	(583,857)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intellectual property	-	(190,000)
Purchase of property and equipment	(138,331)	(95,425)
Net Cash used in Investing Activities	(138,331)	(285,425)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable	642,000	1,352,250
Proceeds from issuance of common stock	846,801	-
Proceeds from issuance of series B Preferred Stock	390,000	-
Finance lease payments	(66,901)	(52,326)
Proceeds from issuance of notes payable	3,712,775	1,168,664
Repayment of notes payable	(3,953,371)	(685,295)
Proceeds from related parties	365,873	241,942
Repayment to related parties	(537,874)	(691,911)
Net Cash provided by Financing Activities	1,399,303	1,333,324

Net change in cash	1,318,796	464,042
Cash, beginning of period	58,783	18,673
Cash, end of period	$1,377,579	$482,715

Supplemental cash flow information
Cash paid for interest	$134,157	$65,063
Cash paid for taxes	$-	$-

Non-cash Investing and Financing transactions:
Settlement of stock subscriptions	$-	$1,640
Common stock issued for purchase of intangibles	$-	$2,466
Common stock issued for exercised cashless warrant	$9	$25,300
Settlement of series B preferred stock through issuance of common stock	$624,986	$-
Settlement of convertible notes payable through issuance of common stock	$1,601,521	$2,963,994
Common stock issued in conjunction with convertible note	$133,663	$-
Warrant issued in conjunction with debts	$1,075,660	$-
Resolution of derivative liability upon exercise of warrant	$139,067	$300,389
Resolution of derivative liability upon conversion of debt	$-	$9,548,131
Equipment paid by capital lease	$-	$159,096
Derivative liability recognized as debt discount	$340,000	$792,175
Settlement of convertible notes payable through issuance of preferred common stock	$65,600	$-
Accounts payable for purchase of intellectual property	$-	$80,000
Issuance of convertible notes for repayment of due to related party	$-	$150,000
Note payable issued for settlement of License fee payable	$1,404,000	$-

See the accompanying Notes, which are an integral part of these unaudited Consolidated Financial Statements

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

NOTE 1: GENERAL

Description of Business

Data443 Risk Mitigation, Inc. (the “Company”) was incorporated as a Nevada corporation on May 4, 1998. On October 15, 2019, the Company changed its name from LandStar, Inc. to Data443 Risk Mitigation, Inc. within the State of Nevada.

We are in the data security and privacy business, operating as a software and services provider. We provide software products, services, and solutions for the marketplace that are designed to protect, manage, analyze, alert, and secure enterprise data via the cloud, hybrid, and on-premises architectures. Our suite of security products focus on the protection of: sensitive files and emails; confidential customer, patient, and employee data; financial records; strategic and product plans; intellectual property; and any other data requiring security, allowing our clients to create, share, and protect their data wherever it is stored.

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

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements as of September 30, 2021 include the accounts of the Company and its wholly-owned subsidiary, Data 443 Risk Mitigation, Inc., a North Carolina operating company, and the operations of Myriad Software Productions, LLC through September 2018 when it was liquidated. Prior to the acquisition of Data 443 Risk Mitigation, Inc. in North Carolina and the assets of Myriad Software Productions, LLC in 2018, these two entities were controlled by our sole director and officer, Jason Remillard. On November 17, 2017, Mr. Remillard acquired control of LandStar, Inc. through his purchase of all the outstanding Series A preferred shares of the Company, and as a result, these two entities became common controlled entities that require consolidation of results with the reporting company, LandStar, Inc., from the time common control occurred. All intercompany accounts and activities have been eliminated. These consolidated financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

Interim Financial Statements

These unaudited consolidated financial statements have been prepared in accordance U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2020 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”) on March 23, 2021. The results of operations for the nine months ended September 30, 2021, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2021.

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

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

The Company recorded approximately $785,757 in share-based compensation expense for the nine months ended September 30, 2021, compared to $473,936 in share-based compensation expense for the nine months ended September 30, 2020. Determining the appropriate fair value model and the related assumptions requires judgment. During the nine months ended September 30, 2021, the fair value of each option grant was estimated using a Black-Scholes option-pricing model. The expected volatility represents the historical volatility of the Company’s publicly traded common stock. Due to limited historical data, the Company calculates the expected life based on the mid-point between the vesting date and the contractual term which is in accordance with the simplified method. The expected term for options granted to nonemployees is the contractual life. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of stock options. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero.

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

For the nine months ended September 30, 2021 and 2020, respectively, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive:

	Nine Months Ended
	September 30,
	2021	2020
	(Shares)	(Shares)
Series A Preferred Stock	150,000,000	150,000,000
Stock options	12,471	5,664
Warrants	254,134	165,252
Convertible notes	-	10,289
Preferred B stock	18,535	-
Total	150,285,150	150,181,205

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

COVID-19

In March 2020, the World Health Organization (“WHO”) declared the novel coronavirus COVID-19 (“COVID-19”) a global pandemic. The pandemic adversely affected workforces, economies, and financial markets globally in 2020 and, until contained, is still expected to disrupt general business operations. The COVID-19 pandemic and the measures taken by many governments around the world in response could in the future meaningfully impact our business, results of operations and financial condition. The Company is currently unable to predict the duration of that impact but continues to monitor its accounting estimates of the carrying value of certain assets and liabilities relating to its leases and will continue to do so as additional information is obtained or new events occur. Actual results could differ from our estimates and judgments, and any such differences may be material to our financial statements.

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

On June 16, 2016, the FASB completed its Financial Instruments—Credit Losses project by issuing Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326). The new guidance requires organizations to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.

The new guidance; (i) eliminates the probable initial recognition threshold in current GAAP and, instead, reflects an organization’s current estimate of all expected credit losses over the contractual term of its financial assets, (ii) broadens the information that an entity can consider when measuring credit losses to include forward-looking information, (iii) increases usefulness of the financial statements by requiring timely inclusion of forecasted information in forming expectations of credit losses, (iv) increases comparability of purchased financial assets with credit deterioration (PCD assets) with other purchased assets that do not have credit deterioration as well as originated assets because credit losses that are expected will be recorded through an allowance for credit losses for all assets, (v) increases users’ understanding of underwriting standards and credit quality trends by requiring additional information about credit quality indicators by year of origination (vintage), and (vi) aligns the income statement recognition of credit losses, for available-for-sale debt securities, with the reporting period in which changes occur by recording credit losses (and subsequent changes in credit losses) through an allowance rather than a write down.

The new guidance affects organizations that hold financial assets and net investments in leases that are not accounted for at fair value with changes in fair value reported in net income. It affects loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash.

For public business entities that meet the definition of a U.S. Securities and Exchange (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other entities, it is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early application is permitted.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its consolidated financial statements.

NOTE 2: LIQUIDITY AND GOING CONCERN

The accompanying consolidated financial statements have been prepared (i) in accordance with accounting principles generally accepted in the United States, and (ii) assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has only recently started to generate significant income. The Company is subject to the risks and uncertainties associated with a business with a limited history of substantive revenue, as well as limitations on its operating capital resources. These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. In light of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise capital and generate revenue and profits in the future.

During 2018, the Company made two product acquisitions, ClassiDocs®, and ARALOC®, and completed the acquisition of one entity, Data443 Risk Mitigation, Inc. (“Data443”), the North Carolina operating company. During 2019, the Company completed the acquisition of selected assets of DataExpress™; and, completed a transaction under which the Company licensed the assets of ArcMail™. During the period ending September 30, 2020, the Company has completed the acquisition of selected assets of FileFacets™, and selected assets of Intelly WP™. The Company is actively seeking new products and entities to acquire, with several candidates identified. The Company has developed, and continues to develop, large scale relationships with cyber security, marketing and product organizations, and to market and promote ClassiDocs® and other products the Company may develop or acquire. As of September 30, 2021, the Company had negative net working capital; an accumulated deficit; and, had reduced its operating losses.

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

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

NOTE 3: PROPERTY AND EQUIPMENT

The following table summarizes the components of the Company’s property and equipment as of the dates presented:

	September 30,	December 31,
	2021	2020
Furniture and Fixtures	$2,991	$2,991
Computer Equipment	559,654	421,323
	562,645	424,314
Accumulated depreciation	(208,223)	(99,965)
Property and equipment, net of accumulated depreciation	$354,422	$324,349

Depreciation expense for the nine months ended September 30, 2021 and 2020, was $108,258 and $54,226, respectively.

During the nine months years ended September 30, 2021 and 2020, the Company purchased property and equipment of $138,331 and $95,425, respectively.

NOTE 4: INTELLECTUAL PROPERTY

The following table summarizes the components of the Company’s intellectual property as of the dates presented:

	September 30,	December 31,
	2021	2020
Intellectual property:
Word press GDPR rights	$46,800	$46,800
ARALOC™	1,850,000	1,850,000
ArcMail License	1,445,000	1,445,000
DataExpressTM	1,388,051	1,388,051
FileFacetsTM	135,000	135,000
IntellyWP™	135,000	135,000
Resilient Network Systems	305,000	305,000
	5,304,851	5,304,851
Accumulated amortization	(3,718,510)	(2,993,944)
Intellectual property, net of accumulated amortization	$1,586,341	$2,310,907

The Company recognized amortization expense of $724,566 and $1,168,259 for the nine months ended September 30, 2021, and 2020, respectively.

Based on the carrying value of definite-lived intangible assets as of September 30, 2021, we estimate our amortization expense for the next five years will be as follows:

Amortization
Year Ended December 31,	Expense
2021 (excluding the nine months ended September 30, 2021)	$241,522
2022	860,484
2023	441,585
2024	27,000
Thereafter	15,750
1,586,341

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

NOTE 5: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following table summarizes the components of the Company’s accounts payable and accrued liabilities as of the dates presented:

	September 30,	December 31,
	2021	2020

Accounts payable	$101,808	$178,319
Payroll liabilities	81,440	102,793
Credit cards	15,050	31,918
Accrued dividend - preferred stock	6,618	484
Accrued liabilities	-	87,500
	$204,916	$401,014

NOTE 6: DEFERRED REVENUE

For the nine months ended September 30, 2021 and as of December 31 2020, changes in deferred revenue were as follows:

	September 30,	December 31,
	2021	2020
Balance, beginning of period	$1,518,163	$953,546
Deferral of revenue	2,153,640	2,961,749
Recognition of deferred revenue	(2,026,443)	(2,397,132)
Balance, end of period	$1,645,360	$1,518,163

As of September 30, 2021 and December 31, 2020, is classified as follows:

	September 30,	December 31,
	2021	2020
Current	$1,134,535	$1,478,430
Non-current	510,825	39,733
	$1,645,360	$1,518,163

NOTE 7: LEASES

Operating lease

We have a noncancelable operating lease for our office facility that expires in 2024. The operating lease has renewal options and rent escalation clauses.

We recognized total lease expense of approximately $83,339 and $76,564 for the nine months ended September 30, 2021 and 2020, respectively, primarily related to operating lease costs paid to lessors from operating cash flows. As of September 30, 2021 and December 31, 2020, the Company recorded security deposit of $10,000. We entered into our operating lease in January 2019. On July 1, 2020, the Company renegotiated the office lease to obtain rent expense relief for the months of April 2020 – December 2020.

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

Future minimum lease payments under operating leases that have initial noncancelable lease terms in excess of one year at September 30, 2021 were as follows:

Total
Year Ended December 31,
2021 (excluding the nine months ended September 30, 2021)	$30,900
2022	127,300
2023	131,150
Thereafter	-
289,350
Less: Imputed interest	(25,592)
Operating lease liabilities	263,758

Operating lease liability – current	109,193
Operating lease liability - non-current	$154,565

The following summarizes other supplemental information about the Company’s operating lease as of September 30, 2021:

Weighted average discount rate	8%
Weighted average remaining lease term (years)	2.29

Finance lease

The Company leases computer and hardware under non-cancellable capital lease arrangements. The term of those capital leases is 3 years and annual interest rate is 12%. At September 30, 2021 and December 31, 2020, capital lease obligations included in current liabilities were $80,989 and $87,901, respectively, and capital lease obligations included in long-term liabilities were $25,784 and $106,744, respectively. As of September 30, 2021 and December 31, 2020, the Company recorded security deposit of $10,944.

At September 30, 2021, future minimum lease payments under the finance lease obligations, are as follows:

Total

2021 (excluding the nine months ended September 30, 2021)	$26,633
2022	78,379
2023	10,496
Thereafter	-
115,508
Less: Imputed interest	(8,735)
Finance lease liabilities	106,773

Finance lease liability	80,989
Finance lease liability - non-current	$25,784

As of September 30, 2021 and December 31 2020, finance lease assets are included in property and equipment as follows:

	September 30,	December 31,
	2021	2020
Finance lease assets	$267,284	$267,284
Accumulated depreciation	(126,486)	(87,337)
Finance lease assets, net of accumulated depreciation	$140,798	$179,947

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

NOTE 8: CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

	September 30,	December 31,
	2021	2020
Convertible Notes - Issued in fiscal year 2020	100,000	1,526,000
Convertible Notes - Issued in fiscal year 2021	738,563	-
	838,563	1,526,000
Less debt discount and debt issuance cost	(234,585)	(282,232)
	603,978	1,243,768
Less current portion of convertible notes payable	(586,663)	(1,241,412)
Long-term convertible notes payable	$17,315	$2,356

During the nine months ended September 30, 2021 and 2020, the Company recognized interest expense of $90,421 and $249,907, respectively, and amortization of debt discount, included in interest expense of $379,890 and $1,126,906, respectively.

Conversion

During the nine months ended September 30, 2021, the Company converted notes with principal amounts and accrued interest of $1,370,150 into 115,859 shares of common stock. The corresponding derivative liability at the date of conversion of $231,371 was credited to additional paid in capital.

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

Promissory Notes - Issued during first nine months of fiscal year 2021

During the nine months ended September 30, 2021, the Company issued convertible notes of $697,000 for cash proceeds of $642,000 after deducting financing fee of $55,000 with the following terms;

●	Terms ranging from 90 days to 12 months.

●	Annual interest rates of 5% to 22%.

●	Convertible at the option of the holders after varying dates.

●	Conversion prices are typically based on the discounted (39% discount) average closing prices or lowest trading prices of the Company’s shares during 20 periods prior to conversion. Certain note has a fixed conversion price $3.50.

●	11,298 shares of common stock valued at $133,663 issued in conjunction with convertible notes.

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement during the year based on management’s estimate of the expected future cash flows required to settle the liabilities, and used the Binomial pricing model to calculate the fair value as of September 30, 2021. As of the nine month period ended September 30, 2021, there were no derivative liabilities. The Binomial model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note and warrant is estimated using the Binomial valuation model.

For the nine months ended September 30, 2021 and 2020, the estimated fair values of the liabilities measured on a recurring basis are as follows:

The Company valued the conversion feature using the Binomial pricing model. The fair value of the derivative liability for all the notes and convertible preferred stock that became convertible, including the notes and convertible preferred stock issued in prior years, during the nine months ended September 30, 2021 amounted to $727,767, and $340,000 of the value assigned to the derivative liability was recognized as a debt discount to the notes, while the balance of $384,767 was recognized as a “day 1” derivative loss.

For the nine months September 30, 2021 and year ended December 31, 2020, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Nine months Ended	Year Ended
	September 30,	December 31,
	2021	2020
Expected term	0.48 - 1.94 years	0.02 - 5.00 years
Expected average volatility	160%- 302%	187%- 464%
Expected dividend yield	-	-
Risk-free interest rate	0.04% - 0.16%	0.01% - 1.57%

The following table summarizes the changes in the derivative liabilities during the nine months ended September 30, 2021 and 2020:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Derivative liability as of December 31, 2020	$-

Addition of new derivatives recognized as debt discounts	340,000
Addition of new derivatives recognized as day-one loss	384,767
Derivative liabilities settled upon conversion of convertible note	(731,860)
Reclassification to common stock payable	(39,993)
Change in derivative liabilities recognized as loss on derivative	47,086
Derivative liability as of September 30, 2021	$-

The aggregate loss on derivatives during the nine months ended September 30, 2021 and 2020 was $431,853 and $9,698,885, respectively.

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

NOTE 10: NOTES PAYABLE

Notes payable consists of the following:

	September 30,	December 31,
	2021	2020	Maturity	Interest Rate
10% Promissory note - originated in October 2019	$25,060	$25,060	Due on demand	10.0%
Promissory note - originated in October 2019	25,060	25,060	Due on demand	10.0%
Promissory note - originated in April 2020	10,000	10,000	Due on demand	No interest
Paycheck Protection Program Promissory note - originated in April 2020 (1)	339,000	339,000	2 years	1.0%
Economic Injury Disaster Loan - originated in May 2020 (2,4)	500,000	150,000	30 years	3.75%
Promissory note - originated in June 2020	-	43,356	$3,942.86 daily payment	16.0%
Promissory note - originated in September 2020	58,025	80,730	$2,873.89 monthly payment for 36 months	14.0%
Promissory note - originated in October 2020	-	158,169	$2,293.31 daily payment	25.0%
Promissory note - originated in November 2020	-	170,886	$4,497.00 daily payment	25.0%
Promissory note - originated in November 2020	-	394,846	$6,999.00 daily payment	25.0%
Promissory note - originated in December 2020	37,287	50,030	$1,854.41 monthly payment for 36 months	8.0%
Promissory note - originated in February 2021(3)	1,344,000	-	5 years	4.0%
Promissory note - originated in January 2021	55,168	-	$2,675.89 monthly payment for 36 months	18.0%
Promissory note - originated in April 2021	832,000	-	1 year	12%
Promissory note - originated in April 2021	132,559	-	$8,284.92 daily payment	24%
Promissory note - originated in July 2021	282,000	-	1 year	12%
Promissory note - originated in August 2021	301,106	-	$4,842.5 daily payment	49%
Promissory note - originated in September 2021	58,554	-	$1,383.56 monthly payment for 60 months	28%
	3,999,819	1,447,137
Less debt discount and debt issuance cost	(956,627)	(289,332)
	3,043,192	1,157,805
Less current portion of promissory notes payable	1,225,672	585,310
Long-term promissory notes payable	$1,817,520	$572,494

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(1)	In response to the Coronavirus (COVID-19) pandemic, the US Government passed the Coronavirus Aid, Relief, and Economic Security (CARES) Act on March 27, 2020. The CARES Act provides fast and direct economic assistance for entrepreneurs and small businesses through the US Small Business Administration (“SBA”).

During the period, the Company received a loan issued under the CARES Act program - Paycheck Protection Program (“PPP”). This loan program provides small businesses with funds to pay up to 8 weeks of payroll costs including benefits. Funds can also be used to pay interest on mortgages, rent, and utilities.

Under the PPP, the Company has applied to have certain amounts forgiven under the direction of the Administrator of the SBA as the Company believes it has satisfied certain criteria. Repayment of the PPP loan will commence earlier of when the SBA remits the forgiveness amount to the lender or the Maturity Date.

(2)	The Company received an advance under the Economic Injury Disaster Loan (EIDL) program.

As the Company received an EIDL advance and a PPP loan, the EIDL advance portion will be applied against the PPP forgiveness amount as repayment to the SBA upon approval of the Company’s PPP forgiveness application.

(3)	On February 12, 2021, the Company issued notes payable of $1,404,000 to settle license fee payable of $1,094,691. As a result, the Company recorded loss on settlement of debt of $309,309.

(4)	The Company received a second advance under the EIDL program.

During the nine months ended September 30, 2021 and 2020, the Company recognized interest expense of $202,657 and $22,775, and amortization of debt discount, included in interest expense of $1,721,983 and $182,219, respectively.

NOTE 11: COMMITMENTS AND CONTINGENCIES

The Company accounts for contingent liabilities in accordance with Accounting Standards Codification (“ASC”) Topic 450, Contingencies. This guidance requires management to assess potential contingent liabilities that may exist as of the date of the financial statements to determine the probability and amount of loss that may have occurred, which inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. For loss contingencies considered remote, no accrual or disclosures are generally made. Management has assessed potential contingent liabilities as of September 30, 2021, and based on that assessment there are no probable loss contingencies requiring accrual or establishment of a reserve.

DMB Note Collection Action

DMB Group, LLC (“DMB”) filed a lawsuit against Data443 Risk Mitigation, Inc., a North Carolina corporation, the Company’s wholly-owned subsidiary (the “Subsidiary”), June 17, 2021 in County Court in Denton County, Texas, naming the Subsidiary as the defendant (the “Complaint”). DMB claimed a breach of the note issued to it on or around 16 September 2019 in the original principal amount of $940,000 (the “DMB Note”). The DMB Note was issued by the Subsidiary in connection with the Subsidiary’s acquisition of assets from DMB. DMB claims that the Subsidiary is delinquent on its payments under the DMB Note and is therefore in default under the DMB Note. The Company has already accounted for the liability owed under the DMB Note. The matter was settled on September 2021 by mutual agreement of the involved parties. The Subsidiary will make payment of the remaining amount due under the DMB Note over the next six months. This matter is now considered closed.

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

Employment Related Claims

The Company views most legal proceedings involving claims of former employees as routine litigation incidental to the business, and therefore not material. The Company is currently involved in two such matters with former employees. One matter involves three former employees, and that matter has been resolved and settled. The other matter involves one former employee who is seeking additional compensation. In response, the Company believes that the former employee was terminated “for cause” and is owed no further consideration or compensation. The Company intends to vigorously dispute the claim.

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

On April 21, 2021, the Company increased the number of authorized shares of common stock from 1.8 billion to 3.8 billion in order to satisfy the share reserve requirement under a financing closed on April 23, 2021.

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

All per share amounts and number of shares in the consolidated financial statements and related notes have been retroactively adjusted to reflect the reverse stock split

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

Preferred Stock

Series A Preferred Stock

As of September 30, 2021 and December 31, 2020, 150,000 shares of Series A were issued and outstanding. Each share of Series A was (i) convertible into 1,000 shares of common stock, and (ii) entitled to vote 15,000 shares of common stock on all matters submitted to a vote by shareholders voting common stock. All issued and outstanding shares of Series A Preferred Stock are held by Mr. Jason Remillard, sole director of the Company.

Series B Preferred Stock

As of September 30, 2021 and December 31, 2020, 28,175 and 5,300 shares of Series B were issued and outstanding, respectively. Each share of Series B (i) has a stated value of Ten Dollars ($10.00) per share; (ii) are convertible into common stock at a price per share equal to sixty one percent (61%) of the lowest price for the Company’s common stock during the twenty (20) day of trading preceding the date of the conversion; (iii) earn dividends at the rate of nine percent (9%) per annum; and, (iv) generally have no voting rights.

During the nine months ended September 30, 2021, the Company issued a total of 41,775 shares of Series B preferred stock as follows

●	41,375 shares for $390,000, less $24,750 financing fees.

●	6,560 shares in exchange for convertible note and accrued interest of $65,600.

During the nine months ended September 30, 2021, 25,200 shares of series B preferred stock were converted into 71,678 shares of our common stock.

Common Stock

As of September 30, 2021, the Company is authorized to issue 1,000,000,000 shares of common stock with a par value of $0.001. All shares have equal voting rights, are non-assessable, and have one vote per share. The total number of shares of Company common stock issued and outstanding as of September 30, 2021 and December 31, 2020, respectively, was 829,518 and 522,006 shares, respectively.

During the nine months ended September 30, 2021, the Company issued common stock as follows:

●	115,860 shares issued for conversion of debt;

●	83,336 shares issued for cash of $1,000,000, less financing cost of $10,000, less an additional financing discount of $143,199;

● ●	9,793 shares issued for service; 8,923 shares issued upon the cash-less exercise of warrants;

●	71,678 shares issued for conversion of Series B preferred stock;

●	11,298 shares issued as a loan fee in connection with the issuance of promissory notes; and

●	6,624 shares issued for adjustment of reverse stock split

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

Warrants

During the nine months ended September 30, the Company issued the following warrants: (i) to acquire 55,467 shares of the Company’s common stock pursuant at an exercise price of $15.00, with a cashless exercise option. any warrants; (ii) to acquire 55,467 shares of the Company’s common stock at an exercise price of $15.00, exercisable only in the event of a default under that certain Senior Secured Promissory Note issued on 23 April 2021 in the original principal amount of $832,000; (iii) to acquire 125,334 shares of the Company’s common stock at an exercise price of $4.50, exercisable only in the event of a default under that certain Senior Secured Promissory Note issued on July 27, 2021 in the original principal amount of $282,000; and, (iv) to acquire 22,333 shares of the Company’s common stock at an exercise price of $4.50, exercisable only in the event of a default under that certain Convertible Promissory Note issued on September 28, 2021 in the original principal amount of $282,000.

A summary of activity during the nine months ended September 30, 2021 follows:

	Warrants Outstanding
		Weighted Average
	Shares	Exercise Price
Outstanding, December 31, 2020	50,000	$20.00
Granted	213,164	7.29
Reset feature	-	-
Exercised	(9,030)	5.80
Forfeited/canceled	-	-
Outstanding, September 30, 2021	254,134	$9.84

The following table summarizes information relating to outstanding and exercisable warrants as of September 30, 2021:

Warrants Outstanding			Warrants Exercisable
	Weighted Average Remaining	Weighted
Number of Shares	Contractual life (in years)	Average Exercise Price	Number of Shares	Weighted Average Exercise Price
50,000	4.20	$20.00	-	$-
55,467	4.56	$15.00	-	$-
125,334	4.82	$4.50	-	$-
23,333	5.00	$4.50	-	$-

NOTE 13: SHARE-BASED COMPENSATION

Stock Options

During the nine months ended September 30, 2021, the Company granted options for the purchase of the Company’s common stock to certain employees, consultants and advisors as consideration for services rendered. The terms of the stock option grants are determined by the Company’s Board of Directors. The Company’s stock options generally vest upon the one-year anniversary date of the grant and have a maximum term of ten years.

The following summarizes the stock option activity for the nine months ended September 30, 2021:

	Options	Weighted-Average
	Outstanding	Exercise Price
Balance as of December 31, 2020	5,875	$96.99
Grants	6,596	40.81
Exercised	-	-
Cancelled	-	-
Balance as of September 30, 2021	12,471	$67.28

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2021 was $43.01. The total fair value of stock options that granted during the nine months ended September 30, 2021 was approximately $284,000. The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions for stock options granted during the nine months ended September 30, 2021:

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

The following summarizes certain information about stock options vested and expected to vest as of September 30, 2021:

		Weighted-Average
	Number of	Remaining Contractual Life	Weighted- Average
	Options	(In Years)	Exercise Price
Outstanding	12,471	9.08	$67.28
Exercisable	1,948	8.62	$222.66
Expected to vest	10,523	9.16	$38.52

As of September 30, 2021 and December 31, 2020, there was $333,206 and $211,661, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements which is expected to be recognized within the next year.

Restricted Stock Awards

During the nine months ended September 30, 2021, the Company issued restricted stock awards for shares of common stock which have been reserved for the holders of the awards. Restricted stock awards were issued to certain consultants and advisors as consideration for services rendered. The terms of the restricted stock units are determined by the Company’s Board of Directors. The Company’s restricted stock shares generally vest over a period of one year and have a maximum term of ten years.

The following summarizes the restricted stock activity for the nine months ended September 30, 2021:

		Weighted-Average
	Shares	Fair Value
Balance as of December 31, 2020	7,356	93.61
Shares of restricted stock granted	4,501	51.40
Exercised	-	-
Cancelled	-	-
Balance as of September 30, 2021	11,857	77.59

	September 30,	December 31,
Number of Restricted Stock Awards	2021	2020
Vested	7,046	226
Non-vested	4,811	7,130

As of September 30, 2021 and December 31, 2020, there was $44,122 and $144,964, respectively, of total unrecognized compensation cost related to non-vested share-based compensation, which is expected to be recognized over the next year.

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

NOTE 14: RELATED PARTY TRANSACTIONS

Jason Remillard is our Chief Executive Officer and sole director. Through his ownership of Series A Preferred Shares, Mr. Remillard has voting control over all matters to be submitted to a vote of our shareholders.

On September 16, 2019, the Company entered into an Asset Purchase Agreement with DMBGroup, LLC (“DMB Group”). A significant part of the purchase price was in the form of the Company’s common stock. As a direct result of this transaction and the Company’s common stock issued to DMB Group, we determined that DMB Group was a related party. Amounts owed to DMBGroup, including the note payable of $940,000 and member loans of $97,689 were recorded as amounts due to a related party. During the nine months ended September 30, 2021, the Company repaid note payable of $159,731 including interest expense of $6,915. As of September 30, 2021 and December 31, 2020, the Company had recorded a liability to DMBGroup totaling $245,652 and $405,382, respectively.

During the nine months ended September 30, 2021, the Company borrowed $231,150 from our CEO, our CEO paid operating expenses of $134,723 on behalf of the Company and the Company repaid $378,143 to our CEO.

As of September 30, 2021 and December 31, 2020, the Company had due to related party of $389,229 and $561,230, respectively.

NOTE 15: SUBSEQUENT EVENTS

Subsequent to September 30, 2021, and through the date these interim consolidated financial statements were approved for issuance, the following transactions occurred:

● ●

On October 4, 2021, the Company converted 3,300 shares of its Series B Preferred Stock into 18,535 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

On October 19, 2021, the Company converted $30,000 of a promissory note into 20,281 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On October 19, 2021, the Company closed a financing transaction pursuant to the terms and conditions of a Securities Purchase Agreement (the “Purchase Agreement”) with Mast Hill Fund, L.P., a Delaware limited partnership (“Mast Hill”). Pursuant to the Purchase Agreement, Mast Hill purchased from the Company a Promissory Note (the “Note”) in the aggregate principal amount of $444,444.00 (the “Principal Amount”), and delivered gross proceeds of $3650,000.00 (excluded were $40,000 in original issue discount; $28,000 as a fee paid to J.H. Darbie, a registered broker dealer; and, $7,000 in legal fees for Mast Hill). Timely payment under the Note is secured by the issuance of a Common Stock Purchase Warrant (the “Second Warrant”) to Mast Hill for 161,616 shares of the Company’s common stock at an exercise price of $3.20, exercisable only in the event of a default under the Note. Interest on the Principal Amount of the Note accrues at the rate of 12% per annum. Repayment of all amounts due under the Note shall be tendered on the 12-month anniversary of the Note, though certain amounts are due earlier upon the closing certain designated investments. The Note may be prepaid in whole at any time without prepayment penalty or premium. If the Company fails to meet its obligations under the terms of the Note, the Note shall become immediately due and payable and subject to penalties provided for in the Note. Upon an event of default under the Note, Mast Hill may also convert all amounts due thereunder into shares of the Company’s common stock at a price of $4.00 per share. The Company also granted to Mast Hill warrants to acquire 161,616 shares of the Company’s common stock pursuant to a Common Stock Purchase Warrant (the “First Warrant”). Exercise price for the warrants is $3.20, with a cashless exercise option. The Note, the First Warrant, and the Second Warrant impose an obligation on the Company to reserve for issuance that number of shares of the Company’s common stock which is 2 times the number of shares issuable under each of the respective three documents.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition for the nine months ended September 30, 2021 and 2020 should be read in conjunction with our consolidated financial statements, and the notes to those financial statements that are included elsewhere in this Quarterly Report.

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

On February 19, 2021, we announced the approval of a reverse stock split of our common stock and a reduction in the number of authorized, each within a specified range, with a final decision to be made by our board of directors. On June 14, 2021, we were advised by the Nevada Secretary of State that it had accepted the Company’s filing of a Certificate of Amendment to the Articles of Incorporation, with a filing and effective date of June 11, 2021 (the “Certificate of Amendment”). The Certificate of Amendment (i) reduced the number of authorized shares of common stock to one billion (1,000,000,000); and, (ii) effected a reverse stock split (the “Reverse Stock Split”) of its issued common stock in a ratio of 1-for-2,000. The preferred stock of the Company was not changed. Trading of our common stock began on a split-adjusted basis on July 1, 2021. All common stock and per share data have been retroactively adjusted for the impact of the split.

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

On or about October 22, 2018, we entered into an asset purchase agreement with Modevity, LLC (“Modevity”) to acquire certain assets collectively known as ARALOC®, a software-as-a service (“SaaS”) platform that provides cloud-based data storage, protection, and workflow automation. The acquired assets consist of intellectual and related intangible property including applications and associated software code, and trademarks. Access to books and records related to the customers and revenues Modevity created on the ARALOC® platform were also included in the asset purchase agreement. These assets were substantially less than the total assets of Modevity, and revenues from the platform comprised a portion of the overall sales of Modevity. We are required to create the technical capabilities to support the ongoing operation of this SaaS platform. A substantial effort on our part is needed to continue generating ARALOC® revenues through development of a sales force, as well as billing and collection processes. We paid Modevity (i) $200,000 in cash, (ii) $750,000, in the form of a 10-month promissory note, and (iii) 164,533,821 shares of our common stock.

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

On April 21, 2021, the Company increased the number of authorized shares of common stock from 1.8 billion to 3.8 billion in order to satisfy the share reserve requirement under the Auctus financing closed on April 23, 2021, as described in the next paragraph.

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

As of September 30, 2021, the Company had sold to Triton 166,666,667 shares of its common stock pursuant to the CSPA, and which shares were registered under the S-1. All sales occurred during the three month period ended March 31, 2021 and resulted in the receipt by the Company of net proceeds in the amount of $847,000 during the six months ended 30 June 2021, which is the final amount the Company will receive from the sale of these shares, which includes proceeds from two unrelated third party for shares of our common stock acquired from Triton.

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

Each of our major product lines provide features and functionality which enable our clients to fully secure the value of their data. This architecture easily extends through modular functionalities, giving our clients the flexibility to select the features they require for their business needs and the flexibility to expand their usage simply by adding a license. As the result of a recent rebranding and marketing effort by the Company, the products and services offered by the Company are now marketed under the following names:

●	Data443® Ransomware Recovery Manager™, built for the modern enterprise, its capabilities are designed to recover a workstation immediately upon infection to the last known business-operable state, without any end user or IT administrator efforts or involvement.

●	Data Identification Manager™ (previously marketed as ClassiDocs® and FileFacets®), the Company’s award-winning data classification and governance technology, which supports CCPA, LGPD and GDPR compliance in a Software-as-a-Service (SaaS) platform that performs sophisticated data discovery and content search of structured and unstructured data within corporate networks, servers, content management systems, email, desktops and laptops.

●	Data Archive Manager™ (previously marketed as ArcMail®), a leading provider of simple, secure and cost-effective enterprise data retention management, archiving and management solutions.

●	Sensitive Content Manager™ (previously marketed as ARALOC®), a market leading secure, cloud-based platform for the management, protection and distribution of digital content to the desktop and mobile devices, which protects an organization’s confidential content and intellectual property assets from leakage - malicious or accidental - without impacting collaboration between all stakeholders.

●	Data Placement Manager™ (previously marketed as DATAEXPRESS®), the leading data transport, transformation and delivery product trusted by leading financial organizations worldwide;

●	Access Control Manager™ (previously marketed as Resilient Access™), enables fine-grained access controls across myriad platforms at scale for internal client systems and commercial public cloud platforms like Salesforce, Box.Net, Google G Suite, Microsoft OneDrive and others.

●	Data Identification Manager™ (previously marketed as ClassiDocs® for Blockchain), provides an active implementation for the Ripple XRP that protects blockchain transactions from inadvertent disclosure and data leaks.

●	Data443® Global Privacy Manager™, the privacy compliance and consumer loss mitigation platform which is integrated with ClassiDocs® to do the delivery portions of GDPR and CCPA as well as process Data Privacy Access Requests - removal request - with inventory by ClassiDocs®; enables the full lifecycle of Data Privacy Access Requests, Remediation, Monitoring and Reporting.

●	IntellyWP, a leading purveyor of user experience enhancement products for webmasters for the world’s largest content management platform, WordPress.

●	Data443® Chat History Scanner, which scans chat messages for compliance, security, PII, PI, PCI & custom keywords.

●	GDPR Framework, CCPA Framework, and LGPD Framework WordPress Plugins, with over 30,000 active site owners combined, enables organizations of all sizes to comply with European, California and Brazilian privacy rules and regulations.

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

We believe that the impact of COVID-19 has increased the long-term opportunity to help our customers protect their data and detect threats, as well as achieve regulatory compliance. Nevertheless, in the early stages of the pandemic, we experienced some negative impact on our results of operations in the last two weeks of the first quarter of 2020, as we believe our customers’ focus turned primarily to the safety of their employees and to positioning themselves to operate under a work-from-home environment. However, since that time, we have seen companies pivot from that emergency mode to become more focused on the elevated risks associated with having a highly distributed workforce. Companies around the world now have the majority of their employees working from potentially vulnerable home networks, accessing critical on-premises data stores and infrastructure through VPNs and in cloud data stores. We believe this trend will continue in the long-term and that we are well positioned to capitalize on the opportunity ahead. As companies of all sizes and industries are increasingly facing cyberattacks, they understand that a data-centric approach to security is critical, and elevated risks are here for the long-term. This has caused increased customer engagement which has converted into new business and expansion of existing business.

We remain positioned to help our clients protect against data and infrastructure against cybercrime. This has resulted in increase in traffic to our website. During the second and third quarters of 2021, we saw greater interest in our products and services, with some of this interest converting into new business or the expansion of existing business. While we are encouraged by these trends, we continue to see corporate expenditures subject to elevated scrutiny in the current environment. We have also been unable to travel to meet with prospective new clients, which has impacted our ability to convert prospects into new clients. We anticipate that as the COVID-19 pandemic continues, it will continue to be challenging to estimate conversion rates of prospective business into actual new client.

Through September 30, 2021, there has not been a noticeable increase in accounts receivable for the Company. However, it is likely that if the COVID-19 pandemic persists and state stay-at-home orders remain in place, it is likely that more customers will be unable to keep their bills current. Further, while we have not yet experienced any interruption to our normal materials and supplies process, it is impossible to predict whether COVID-19 will cause future interruptions and delays.

Through September 30, 2021 we have not had any of our employees contract the COVID-19 virus. Should we have a significant number of our employees contract the COVID-19 virus it could have a negative impact on our ability to serve customers in a timely fashion.

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

The PPP Loan was used to retain our employees, as well as for other permitted uses under the terms and conditions of the PPP Loan. The Company has applied for forgiveness of the PPP Loan.

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

The Company received a second EID loan from the SBA under the SBA’s Economic Injury Disaster Loan program in the amount of $350,000 on or around June 27, 2021 (the “Second EID Loan”). The Second EID Loan has a thirty year term and bears interest at a rate of 3.75% per annum. Monthly principal and interest payments are deferred for twelve months after the date of disbursement. The Second EID Loan may be prepaid at any time prior to maturity with no prepayment penalties, and is otherwise repaid at the rate of $731 per month. The proceeds from the Second EID Loan must be used for working capital. The Loan Authorization and Agreement and the Note executed by the Company in connection with the Second EID Loan contains events of default and other provisions customary for a loan of this type.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

Revenue

We recognized $1,495,000 and $3,095,000 of revenue during the three and nine months ended September 30, 2021, respectively, compared to $700,000 and $1,644,000 of revenue during the three and nine months ended September 30, 2020. We had net billings for the three and nine months ended September 30, 2021 of $1,832,000 and $3,011,000, respectively, compared to $835,000 and $2,370,000 in the prior year periods. Deferred revenues were $1,645,000 as of September 30, 2021, an increase of $127,000 from $1,518,000 as of December 31, 2020.

General and Administrative Expenses

General and administrative expenses for the three and nine months ended September 30, 2021 amounted to $1,061,000 and $3,806,000, respectively, as compared to $858,000 and $3,950,000 for the three and nine months ended September 30, 2020, respectively, which is an increase of $203,000, or 24%, and a decrease of $143,000, or 4%, respectively. The expenses for the nine months ended September 30, 2021 primarily consisted of management costs, costs to integrate assets we acquired and to expand sales, audit and review fees, filing fees, professional fees, and other expenses, including the re-classification of sales-related management expenses, in connection with the projected growth of the Company’s business, and professional fees and expenses related to the filing of the Company’s S-1 Registration Statement and application to list its common stock on Nasdaq. Expenses for the nine months ended September 30, 2020 consisted of primarily the same items, excluding same for the Company’s S-1 filing and Nasdaq application.

Sales and Marketing Expenses

Sales and marketing expense for the three and nine months ended September 30, 2021 amounted to $89,000 and $234,000, respectively, as compared to $3,000 and $151,000 for the three and nine months ended September 30, 2020, respectively, which is an increase of $86,000, or 2,863%, and $83,000, or 55%, respectively. The expenses for the nine months ended September 30, 2021 primarily consisted of sponsorship of major trade conferences, engaging tier-1 analyst coverage, and growing our sales operation, with some previously reported expenses (primarily management costs) reclassified to general and administrative expenses. Expenses for the nine months ended September 30, 2020 consisted of primarily the same items.

Net Income (Loss)

The net loss for the three and nine months ended September 30, 2021 was $974,000 and $4,496,000 as compared to a net loss of $1,500,000 and a net income of $14,254,000 for the three and nine months ended September 30, 2020, respectively. The net loss for the three and nine months ended September 30, 2021 was mainly derived from a loss on change in fair value of derivative liability of $68,000 and $432,000, respectively, associated with convertible notes payable and convertible preferred stock and gross margins of $1,346,000 and $2,683,000, respectively, offset in part by general and administrative, and sales and marketing expenses incurred.

The net loss for the three and nine months ended September 30, 2020 was mainly derived from a loss on change in fair value of derivative liability of $420,000 and $9,698,000, respectively, associated with convertible notes payable and gross margins of $592,000 and $1,482,000, respectively, offset in part by general and administrative, and sales and marketing expenses incurred.

Provision for Income Tax

No provision for income taxes was recorded in either the three and nine months ended September 30, 2021 or 2020, as we have incurred taxable losses in both periods.

Related Party Transactions

The following individuals and entities have been identified as related parties based on their affiliation with our CEO and sole director, Jason Remillard:

Jason Remillard

Myriad Software Productions, LLC

The following amounts were owed to related parties, affiliated with the CEO and Chairman of the Board, at the dates indicated:

	September 30, 2021	December 31, 2019
Jason Remillard	$143,578	$155,848

CASH FLOW FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2020

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of September 30, 2021, our principal sources of liquidity were cash of $1,378,000; trade accounts receivable of $102,000; and, other current assets of $11,000, as compared to cash or cash equivalents of $483,000; trade accounts receivable of $77,000, and other current assets of $9,000 as of September 30, 2020.

During the last two years, and through October 26, 2021 (the date of our Quarterly Report on Form 10-Q for the period ended September 30, 2021 was filed), we have faced an increasingly challenging liquidity situation that has impacted our ability to execute our operating plan. We started generating revenue in the fourth quarter of 2018, and we have continued to increase revenue through September 30, 2021 as we have actively sought to grow our business in the data security and data privacy markets. We have also been required to maintain our corporate existence; satisfy the requirements of being a public company; and, have chosen to become a mandatory filer with the SEC. We will need to obtain capital to continue operations. There is no assurance that our Company will be able to secure such funding on acceptable (or any) terms. During the nine months ended September 30, 2021 and 2020, we reported a loss from operations of $1,357,000 and $2,619,000, respectively; and, generated (used) cash flows from operating activities totaling $58,000 and ($584,000), respectively, for the same periods. We had a beginning cash balance of $59,000 as of January 01, 2021, and a beginning cash balance of $19,000 as of January 01, 2020.

As of September 30, 2021, we had assets of cash in the amount of $1,378,000 and other current assets in the amount of $112,000. As of September 30, 2021, we had current liabilities of $3,890,000. The Company’s accumulated deficit was $40,230,000, largely due to derivate liability treatments.

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

Investing Activities

During the nine months ended September 30, 2021, we used funds in investing activities of $138,000 to purchase property and equipment. During the nine months ended September 30, 2020, we used funds in investing activities of $285,000 to acquire intellectual property and purchase property and equipment.

Common Stock Reverse Split

On February 19, 2021, we announced the approval of a reverse stock split of our common stock and a reduction in the number of authorized, each within a specified range, with a final decision to be made by our board of directors. On June 14, 2021, we were advised by the Nevada Secretary of State that it had accepted the Company’s filing of a Certificate of Amendment to the Articles of Incorporation, with a filing and effective date of June 11, 2021 (the “Certificate of Amendment”). The Certificate of Amendment (i) reduced the number of authorized shares of common stock to one billion (1,000,000,000); and, (ii) effected a reverse stock split (the “Reverse Stock Split”) of its issued common stock in a ratio of 1-for-2,000. The preferred stock of the Company was not changed. Trading of our common stock began on a split-adjusted basis on July 1, 2021. All common stock and per share data have been retroactively adjusted for the impact of the split.

Financing Activities

During the nine months ended September 30, 2021 we raised net proceeds of $390,000 through the issuance of our Series B Convertible Stock in the gross amount of $417,750. We also raised net proceeds of $847,000 through the issuance of our common stock. We raised proceeds of $366,000 through loans from related parties and repaid $538,000 to related parties. We raised net proceeds of $642,000 through the issuance of our convertible note and net proceeds of $3,713,000 through the issuance of our notes payable, and repaid $3,953,000 on notes payable. By comparison, during the nine months ended September 30, 2020, we raised net proceeds of $1,352,250 through the issuance of our convertible promissory notes in the gross amount of $1,641,500. We also repaid $685,000 on notes payable. We raised proceeds of $242,000 through loans from related parties and repaid $692,000 to related parties.

We are dependent upon the receipt of capital investment or other financing to fund our ongoing operations and to execute our business plan for growth in the data security market. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our plan of operations.

Going Concern

The consolidated financial statements accompanying this Quarterly Report have been prepared on a going concern basis, which implies that our Company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our Company has generated limited revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the ability of our company to obtain necessary financing to achieve our operating objectives, and the attainment of profitable operations. As of September 30, 2021, our Company has an accumulated deficit of $40,230,000. We do not have sufficient working capital to enable us to carry out our plan of operation for the next twelve months.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the consolidated financial statements for the nine months ended September 30, 2021, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer, who is our principal executive officer and our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period by this Form 10-Q. Based on that evaluation, we concluded that because of the material weakness and significant deficiencies in our internal control over financial reporting described below, our disclosure controls and procedures were not sufficient as of September 30, 2021.

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

Based on our evaluation under the criteria set forth in 2013 Internal Control — Integrated Framework, our management concluded that, as of September 30, 2021 our internal control over financial reporting was not effective because of the identification of material weaknesses described as follows:

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

Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

Management of the Company is committed to improving its internal controls and will (i) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities; (ii) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel; (iii) seek to add a full-time Chief Financial Officer to replace Mr. Remillard when the Company has adequate financial resources; and, (iv) appoint outside directors and audit committee members in the immediate future.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three month period ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

DMB Group, LLC (“DMB”) filed a lawsuit against Data443 Risk Mitigation, Inc., a North Carolina corporation, the Company’s wholly-owned subsidiary (the “Subsidiary”), June 17, 2021 in County Court in Denton County, Texas, naming the Subsidiary as the defendant (the “Complaint”). DMB claimed a breach of the note issued to it on or around 16 September 2019 in the original principal amount of $940,000 (the “DMB Note”). The DMB Note was issued by the Subsidiary in connection with the Subsidiary’s acquisition of assets from DMB. DMB claims that the Subsidiary is delinquent on its payments under the DMB Note and is therefore in default under the DMB Note. The Company has already accounted for the liability owed under the DMB Note. The matter was settled on September 2021 by mutual agreement of the involved parties. The Subsidiary will make payment of the remaining amount due under the DMB Note over the next six months. This matter is now considered closed.

The Company views most legal proceedings involving claims of former employees as routine litigation incidental to the business, and therefore not material. The Company is currently involved in two such matters with former employees. One matter involves three former employees, and that matter has been resolved and settled. The other matter involves one former employee who is seeking additional compensation. In response, the Company believes that the former employee was terminated “for cause” and is owed no further consideration or compensation. The Company intends to vigorously dispute the claim.

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

Our success will depend, in part, on our ability to support new and existing customer growth and maintain customer satisfaction. Due to COVID-19, our sales and marketing teams have avoided in-person meetings and are increasingly engaging with customers online and through other communications channels, including virtual meetings. While our revenues increased in the third quarter of 2021 compared to the second quarter of 2021, there is no guarantee that for the long run our sales and marketing teams will be as successful or effective using these other communications channels as they try to build relationships. If we cannot provide the tools and training to our teams to efficiently do their jobs and satisfy customer demands, we may not be able to achieve anticipated revenue growth as quickly as expected.

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

Our business is subject to the risks of fire, floods, outbreak of diseases and other natural catastrophic events, and to interruption by man-made problems such as power disruptions, computer viruses, data security breaches or terrorism.

A significant natural disaster, such as an earthquake, a fire, a flood, or significant power outage and other catastrophic events, including the occurrence of a contagious disease or illness, such as COVID-19, could have a material adverse impact on our business, results of operations, and financial condition. The outbreak of a contagious disease like COVID-19 has, among other things, prompted responses such as government-imposed travel restrictions, the grounding of flights, and the shutdown of workplaces. It is not possible at this time to estimate the impact that the COVID-19 pandemic could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted. Natural disasters and other catastrophic events such as COVID-19, could affect our personnel, recovery of our assets, data centers, supply chain, manufacturing vendors, or logistics providers’ ability to provide materials and perform services such as manufacturing products or assisting with shipments on a timely basis. In addition, climate change could result in an increase in the frequency or severity of natural disasters. In the event that our or our service providers’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed, resulting in missed financial targets, such as revenue and shipment targets, for a particular quarter. In addition, computer malware, viruses and computer hacking, fraudulent use attempts, and phishing attacks have become more prevalent in our industry, and our internal systems may be victimized by such attacks. Although we maintain incident management and disaster response plans, in the event of a major disruption caused by a natural disaster or man-made problem, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our development activities, lengthy interruptions in service, breaches of data security and loss of critical data, and our insurance may not cover such events or may be insufficient to compensate us for the potentially significant losses we may incur. Acts of terrorism and other geopolitical unrest could also cause disruptions in our business or the business of our supply chain, manufacturers, logistics providers, partners, or customers or the economy as a whole. Any disruption in the business of our supply chain, manufacturers, logistics providers, partners or end-customers that impacts sales at the end of a fiscal quarter could have a significant adverse impact on our financial results. All of the aforementioned risks may be further increased if the disaster recovery plans for us and our suppliers prove to be inadequate. To the extent that any of the above should result in delays or cancellations of customer orders, or the delay in the manufacture, deployment or shipment of our products, our business, financial condition and results of operations would be adversely affected.

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

●

On August 05, 2021 the Company entered into and closed a financing transaction pursuant to the terms and conditions of a Purchase Agreement with Geneva. Pursuant to the Purchase Agreement, Geneva purchased from the Company five thousand three hundred seventy five (5,375) shares of the Company’s Series B Preferred stock at a total purchase price of $53,750. Geneva delivered gross proceeds of $50,000.00 to the Company (excluded were legal fees and a transaction fee charged by Geneva). Terms and conditions for the Company’s Series B Preferred Stock are summarized above.

●

On August 13, 2021, the Company closed a financing transaction pursuant to the terms and conditions of a Securities Purchase Agreement (the “One44 Purchase Agreement”) with One44 Capital LLC (“One44”). Pursuant to the One44 Purchase Agreement, One44 purchased from the Company a Convertible Promissory Note (the “One44 Note”) in the aggregate principal amount of $157,500 (the “Principal Amount”), and delivered gross proceeds of $150,000.00 (excluded were legal fees and a transaction fee charged by One44). Interest on the Principal Amount of the One44 Note accrues at the rate of 9% per annum. Repayment of all amounts due under the One44 Note shall be tendered on the 12-month anniversary of the One44 Note. The One44 Note may be prepaid in whole at any time during the first 6-months with a prepayment penalty. No prepayment is allowed after 6-months. The One44 Note can be converted by One44 into shares of the Company’s common stock at any time following 180-days after issuance of the One44 Note. The conversion price is equal to 61% of the lowest trading price during the 20 consecutive trading days immediately preceding the date of conversion. The conversion price is subject to adjustment for stock splits, reverse stock splits, stock dividends, and other similar transactions and terms. As additional consideration for the purchase of the One44 Note the Company also issued to One44 2,643 shares of the Company’s common stock.

44

●

On August 13, 2021, the Company closed a financing transaction pursuant to the terms and conditions of a Securities Purchase Agreement (the “GS Purchase Agreement”) with GS Capital Partners, LLC (“GS”). Pursuant to the GS Purchase Agreement, GS purchased from the Company a Convertible Promissory Note (the “GS Note”) in the aggregate principal amount of $157,500 (the “Principal Amount”), and delivered gross proceeds of $150,000.00 (excluded were legal fees and a transaction fee charged by GS). Interest on the Principal Amount of the GS Note accrues at the rate of 9% per annum. Repayment of all amounts due under the GS Note shall be tendered on the 12-month anniversary of the GS Note. The GS Note may be prepaid in whole at any time during the first 6-months with a prepayment penalty. No prepayment is allowed after 6-months. The GS Note can be converted by GS into shares of the Company’s common stock at any time following 180-days after issuance of the GS Note. The conversion price is equal to 61% of the lowest trading price during the 20 consecutive trading days immediately preceding the date of conversion. The conversion price is subject to adjustment for stock splits, reverse stock splits, stock dividends, and other similar transactions and terms. As additional consideration for the purchase of the GS Note the Company also issued to GS 2,642 shares of the Company’s common stock.

●

On August 18, 2021, the Company closed a financing transaction pursuant to the terms and conditions of a Securities Purchase Agreement (the “Fast Capital Purchase Agreement”) with Fast Capital, LLC (“Fast Capital”). Pursuant to the Fast Capital Purchase Agreement, Fast Capital purchased from the Company a Convertible Promissory Note (the “Fast Capital Note”) in the aggregate principal amount of $157,500 (the “Principal Amount”), and delivered gross proceeds of $150,000.00 (excluded were legal fees and a transaction fee charged by Fast Capital). Interest on the Principal Amount of the Fast Capital Note accrues at the rate of 9% per annum. Repayment of all amounts due under the Fast Capital Note shall be tendered on the 12-month anniversary of the Fast Capital Note. The Fast Capital Note may be prepaid in whole at any time during the first 6-months with a prepayment penalty. No prepayment is allowed after 6-months. The Fast Capital Note can be converted by Fast Capital into shares of the Company’s common stock at any time following 180-days after issuance of the Fast Capital Note. The conversion price is equal to 61% of the lowest trading price during the 20 consecutive trading days immediately preceding the date of conversion. The conversion price is subject to adjustment for stock splits, reverse stock splits, stock dividends, and other similar transactions and terms. As additional consideration for the purchase of the Fast Capital Note the Company also issued to Fast Capital 3,150 shares of the Company’s common stock.

●	On August 23, 2021, the Company converted 2,500 shares of its Series B Preferred Stock into 10,446 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On August 24, 2021, the Company converted 3,000 shares of its Series B Preferred Stock into 12,535 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.
●	On August 30, 2021, the Company converted 2,300 shares of its Series B Preferred Stock into 9,802 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On September 22, 2021, the Company converted $30,000 of a promissory note into 14,112 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On September 27, 2021, the Company converted 2,000 shares of its Series B Preferred Stock into 10,383 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On September 28, 2021, the Company closed a financing transaction pursuant to the terms and conditions of a Securities Purchase Agreement (the “Jefferson Street Purchase Agreement”) with Jefferson Street Capital, LLC (“Jefferson Street”). Pursuant to the Jefferson Street Purchase Agreement, Jefferson Street purchased from the Company a Convertible Promissory Note (the “Jefferson Street Note”) in the aggregate principal amount of $110,000 (the “Principal Amount”), and delivered gross proceeds of $100,000.00 (excluded were legal fees and a transaction fee charged by Jefferson Street). Interest on the Principal Amount of the Jefferson Street Note accrues at the rate of 10% per annum. Repayment of all amounts due under the Jefferson Street Note shall be tendered on the 9-month anniversary of the Jefferson Street Note. The Jefferson Street Note may be prepaid in whole at any time during the first 6-months with a prepayment penalty. No prepayment is allowed after 6-months. The Jefferson Street Note can be converted by Jefferson Street into shares of the Company’s common stock at any time following issuance at a fixed price of $3.50 per share. The conversion price is subject to adjustment for stock splits, reverse stock splits, stock dividends, and other similar transactions and terms. As additional consideration for the purchase of the Jefferson Street Note the Company also issued to Jefferson Street a common stock purchase warrant for 22,222 shares of the Company’s common stock at an exercise price of $4.50 per share. In connection with this transaction, the Company also paid to Moody Capital Solutions, Inc., a FINRA registered broker-dealer, a fee comprised of (i) $8,000 in cash; and, (ii) a common stock purchase warrant for 1,111 shares of the Company’s common stock at an exercise price of $4.50 per share.

●	On October 4, 2021, the Company converted 3,300 shares of its Series B Preferred Stock into 18,535 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On October 19, 2021, the Company converted $30,000 of a promissory note into 20,281 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On October 19, 2021, the Company closed a financing transaction pursuant to the terms and conditions of a Securities Purchase Agreement (the “Purchase Agreement”) with Mast Hill Fund, L.P., a Delaware limited partnership (“Mast Hill”). Pursuant to the Purchase Agreement, Mast Hill purchased from the Company a Promissory Note (the “Note”) in the aggregate principal amount of $444,444.00 (the “Principal Amount”), and delivered gross proceeds of $3650,000.00 (excluded were $40,000 in original issue discount; $28,000 as a fee paid to J.H. Darbie, a registered broker dealer; and, $7,000 in legal fees for Mast Hill). Timely payment under the Note is secured by the issuance of a Common Stock Purchase Warrant (the “Second Warrant”) to Mast Hill for 161,616 shares of the Company’s common stock at an exercise price of $3.20, exercisable only in the event of a default under the Note. Interest on the Principal Amount of the Note accrues at the rate of 12% per annum. Repayment of all amounts due under the Note shall be tendered on the 12-month anniversary of the Note, though certain amounts are due earlier upon the closing certain designated investments. The Note may be prepaid in whole at any time without prepayment penalty or premium. If the Company fails to meet its obligations under the terms of the Note, the Note shall become immediately due and payable and subject to penalties provided for in the Note. Upon an event of default under the Note, Mast Hill may also convert all amounts due thereunder into shares of the Company’s common stock at a price of $4.00 per share. The Company also granted to Mast Hill warrants to acquire 161,616 shares of the Company’s common stock pursuant to a Common Stock Purchase Warrant (the “First Warrant”). Exercise price for the warrants is $3.20, with a cashless exercise option. The Note, the First Warrant, and the Second Warrant impose an obligation on the Company to reserve for issuance that number of shares of the Company’s common stock which is 2 times the number of shares issuable under each of the respective three documents.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document

2.1	Share Exchange Agreement dated December 31, 1998, by and between the Company and Rebound Corp., incorporated by reference to Exhibit 10.7 to Form 10-SB/A as filed by the Company with the Securities and Exchange Commission on January 7, 2000.

3.1	Articles of Incorporation of the Company, dated May 04, 1998, incorporated by reference to Exhibit 3(I) to Form 10-SB as filed by the Company with the Securities and Exchange Commission on January 4, 2000.

3.2	Amended and Restated Articles of Incorporation of the Company, dated May 01, 2018, incorporated by reference to Exhibit 3.2 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

3.3	Certificate of Designation for Preferred Series A Stock of the Company, dated May 28, 2008, incorporated by reference to Exhibit 3.3 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

3.4	Amendment to Certificate of Designation for Preferred Series A Stock of the Company, dated April 27, 2018, incorporated by reference to Exhibit 3.4 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

3.5	Bylaws of the Company, incorporated by reference to Exhibit I to Form 10-SB as filed by the Company with the Securities and Exchange Commission on January 4, 2000.

3.6	Certificate of Amendment to the Company’s Articles of Incorporation dated June 21, 2019 increasing the total number of authorized shares of the Company’s Common Stock to 15,000,000,000 shares, incorporated by reference to Exhibit 3.1 to Form 8-K as filed by the Company with the Securities and Exchange Commission June 26, 2019.

3.7	Certificate of Amendment to the Company’s Articles of Incorporation dated October 14, 2019 (i) decreasing the total number of authorized shares of the Company’s Common Stock and Preferred Stock to 60,000,000 and 337,500 shares, respectively; (ii) effecting the 1:750 reverse stock split; and, (iii) changing the name of the Company to its current name, incorporated by reference to Exhibit 3.1 to Form 8-K as filed by the Company with the Securities and Exchange Commission October 30, 2019.

3.8	Certificate of Amendment to the Company’s Articles of Incorporation dated August 17, 2020, increasing the number of authorized shares of Common Stock to 1.5 billion, incorporated by reference to Exhibit 3.1 to Form 8-K as filed by the Company with the Securities and Exchange Commission on 21 August 2020.

3.9	Certificate of Designation for Preferred Series B Stock of the Company, dated November 25, 2020, incorporated by reference to Exhibit 3.1 to Form 8-K as filed by the Company with the Securities and Exchange Commission on 02 December 2020.

3.10	Certificate of Amendment to the Company’s Articles of Incorporation dated December 15, 2020, increasing the number of authorized shares of Common Stock to 1.8 billion, incorporated by reference to Exhibit 3.1 to Form 8-K as filed by the Company with the Securities and Exchange Commission on 17 December 2020.

3.11	Certificate of Amendment to the Company’s Articles of Incorporation dated 21 April 2021, increasing the number of authorized shares of Common Stock to 3.8 billion, incorporated by reference to Exhibit 3.1 to Form 8-K as filed by the Company with the Securities and Exchange Commission on 27 April 2021.

3.12	Certificate of Amendment to the Company’s Articles of Incorporation dated June 10, 2021, effecting the Company’s (i) 1:2,000 reverse stock split; and, (ii) reduction in the total number of authorized shares of the Company’s Common Stock to 1,000,000,000 shares, incorporated by reference to Exhibit 3.1 to Form 8-K as filed by the Company with the Securities and Exchange Commission on 21 June 2021.

4.1	Convertible Note issued by the Company on October 17, 2014 in favor of Atlantic Holding Corp. in the original principal amount of $125,000 incorporated by reference to Exhibit 4.1 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

4.2	8% Convertible Redeemable Note issued by the Company on October 16, 2018 in favor of AFT Funding Corp. in the original principal amount of $110,000 incorporated by reference to Exhibit 4.2 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

4.3	8% Convertible Redeemable Note issued by the Company on October 23, 2018 in favor of Smea2Z LLC in the original principal amount of $220,000 incorporated by reference to Exhibit 4.3 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

4.4	Convertible Redeemable Note issued by the Company on April 15, 2019 in favor of Auctus Fund, LLC in the original principal amount of $600,000 incorporated by reference to Exhibit 4.1 to Form 8-K as filed by the Company with the Securities and Exchange Commission on 19 April 2019.

4.5	Common Stock Purchase Warrant Agreement issued in favor of Auctus Fund, LLC on 15 April 2019 for the purchase of 60,000,000 shares of Common Stock at $0.005 per share, incorporated by reference to Exhibit 4.2 to Form 8-K as filed by the Company with the Securities and Exchange Commission on 19 April 2019.

4.6	Smea2z Exchange Note issued in favor of Blue Citi LLC on 17 November 2020 in the amount of $400,000, incorporated by reference to Exhibit 4.6 to Form 10-K as filed by the Company with the Securities and Exchange Commission on 23 March 2021.

4.7	Warrant Exchange Notes issued as of 18 November 2020 in the total original principal amount of $100,000 incorporated by reference to Exhibit 4.7 to Form 10-K as filed by the Company with the Securities and Exchange Commission on 23 March 2021.

4.8	Common Stock Purchase Warrant issued in favor of Triton Funds LP on 11 December 2020 for the purchase of 100,000,000 shares of Common Stock at $0.01 per share, incorporated by reference to Exhibit 4.1 to Form 8-K as filed by the Company with the Securities and Exchange Commission on 17 December 2020.

4.9	Common Stock Purchase Warrant (the “First Warrant”) issued in favor of Auctus Fund, LLC on 23 April 2021 for the purchase of 110,933,333 shares of Common Stock at $0.0075 per share, incorporated by reference to Exhibit 4.1 to Form 8-K as filed by the Company with the Securities and Exchange Commission on 27 April 2021.

4.10	Common Stock Purchase Warrant (the “Second Warrant”) issued in favor of Auctus Fund, LLC on 23 April 2021 for the purchase of 110,933,333 shares of Common Stock at $0.0075 per share, incorporated by reference to Exhibit 4.1 to Form 8-K as filed by the Company with the Securities and Exchange Commission on 27 April 2021.

4.11	Common Stock Purchase Warrant (the “First Warrant”) issued in favor of Auctus Fund, LLC on 30 July 2021 for the purchase of 62,667 shares of Common Stock at $4.50 per share, incorporated by reference to Exhibit 4.11 to Form 10-Q as filed by the Company with the Securities and Exchange Commission on August 3, 2021.

4.12	Common Stock Purchase Warrant (the “Second Warrant”) issued in favor of Auctus Fund, LLC on 30 July 2021 for the purchase of 62,667 shares of Common Stock at $4.50 per share, incorporated by reference to Exhibit 4.12 to Form 10-Q as filed by the Company with the Securities and Exchange Commission on August 3, 2021.

4.13*	Common Stock Purchase Warrant (the “First Warrant”) issued in favor of Mast Hill Fund, LP on 19 October 2021, for the purchase of 161,616 shares of Common Stock at $3.20 per share.

4.14*	Common Stock Purchase Warrant (the “Second Warrant”) issued in favor of Mast Hill Fund, LP on 19 October 2021, for the purchase of 161,616 shares of Common Stock at $3.20 per share.

10.1	Asset Purchase Agreement dated January 26, 2018 by and between Myriad Software Productions, LLC and Data443 Risk Management, Inc., incorporated by reference to Exhibit 10.1 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.2	Secured Promissory Note dated January 26, 2018 issued by Data443 Risk Management, Inc. in favor of Myriad Software Productions, LLC in the original principal amount of $250,000, incorporated by reference to Exhibit 10.2 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.3	Security Agreement dated January 26, 2018 executed by Data443 Risk Management, Inc. in favor of Myriad Software Productions, LLC, incorporated by reference to Exhibit 10.3 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.4	Share Exchange Agreement dated June 29 2018 by and between LandStar, Inc.; Data443 Risk Mitigation, Inc.; and, Jason Remillard, incorporated by reference to Exhibit 10.4 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.5	Asset Purchase Agreement dated October 22, 2018 by and between Data443 Risk Mitigation, Inc.; Modevity, LLC; and, Jim Coyne, incorporated by reference to Exhibit 10.5 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.6	Secured Promissory Note dated October 22, 2018 issued by Data443 Risk Management, Inc. in favor of Modevity, LLC in the original principal amount of $750,000, incorporated by reference to Exhibit 10.6 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.7	Security Agreement dated October 22, 2018 executed by Data443 Risk Management, Inc. in favor of Modevity, LLC, incorporated by reference to Exhibit 10.7 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.8	Debt Restructuring Agreement dated September 30, 2018 by and between LandStar, Inc. and Blue Citi LLC, incorporated by reference to Exhibit 10.8 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.9	Consolidated Note dated September 30, 2018 issued by LandStar, Inc. in favor of Blue Citi LLC Modevity, LLC in the original principal amount of $829,680, incorporated by reference to Exhibit 10.9 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.10	Form of Common Stock Purchase Agreement executed in connection with the issuance in December 2018 of 252.016,130 shares of the Company’s common stock in exchange for $500,000, incorporated by reference to Exhibit 10.10 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.11	Form of Common Stock Purchase Warrant issued in December 2018 in connection with the Common Stock Purchase Agreement and the issuance thereunder, for a total of 50,403,226 warrants, incorporated by reference to Exhibit 10.11 to Form 10 as filed by the Company with the Securities and Exchange Commission on 11 January 2019.

10.12	Form of Exclusive License and Management Agreement entered into with Wala, Inc. on 07 February 2019, incorporated by reference to Exhibit 10.1 to Form 8-K as filed by the Company with the Securities and Exchange Commission on 11 February 2019.

10.13	Form of Stock Purchase Rights Agreement entered into with Rory Welch on 07 February 2019, incorporated by reference to Exhibit 10.2 to Form 8-K as filed by the Company with the Securities and Exchange Commission on 11 February 2019.

10.14	Form of Business Covenants Agreement entered into with Wala, Inc. and Rory Welch on 07 February 2019, incorporated by reference to Exhibit 10.3 to Form 8-K as filed by the Company with the Securities and Exchange Commission on 11 February 2019.

10.15	Form of Securities Purchase Agreement executed in connection with the issuance on 15 April 2019 of the Company’s convertible promissory note, incorporated by reference to Exhibit 10.1 to Form 8-K as filed by the Company with the Securities and Exchange Commission on 19 April 2019.

10.16	Form of Common Stock Purchase Agreement executed in connection with the issuance in February 2019, of 418,451,781 shares of the Company’s common stock in exchange for $500,000, incorporated by reference to Exhibit 10.18 to Form 10-Q as filed by the Company with the Securities and Exchange Commission on 15 May 2019.

10.17	Form of Common Stock Purchase Warrant issued in February 2019, in connection with the Common Stock Purchase Agreement and the issuance thereunder, for a total of 218,413,977 warrants, incorporated by reference to Exhibit 10.17 to Form 10-Q as filed by the Company with the Securities and Exchange Commission on 15 May 2019.

10.18†	Employment Agreement, effective May 01, 2019, between the Company and Steven Dawson, incorporated by reference to Exhibit 10.18 to Form 10-Q as filed by the Company with the Securities and Exchange Commission on 15 May 2019.

10.19†	Advisory Board Agreement, effective July 28, 2020, between the Company and Omkharan Arasaratnam , incorporated by reference to Exhibit 10.19 to Form 10-Q as filed by the Company with the Securities and Exchange Commission on 06 August 2020.

10.20	Exchange Note for $325,000 issued on September 30, 2020 in favor of Blue Citi LLC, incorporated by reference to Exhibit 10.20 to Form 10-Q as filed by the Company with the Securities and Exchange Commission on 16 November 2020.

10.21	Share Settlement Agreement effective August 14, 2020, between the Company and Jason Remillard, incorporated by reference to Exhibit 10.20 to Form 10-Q as filed by the Company with the Securities and Exchange Commission on 16 November 2020.

10.22	Convertible Promissory Note issued the Company in favor of Blue Citi LLC on August 24, 2020 in the original principal amount of $300,000, incorporated by reference to Exhibit 10.20 to Form 10-Q as filed by the Company with the Securities and Exchange Commission on 16 November 2020.

10.23	Letter Agreement effective August 28, 2020, between the Company and Maxim Group, LLC, incorporated by reference to Exhibit 10.20 to Form 10-Q as filed by the Company with the Securities and Exchange Commission on 16 November 2020.

10.24	Settlement and Release Agreement dated November 17, 2020, by and between the Company and Smea2z LLC incorporated by reference to Exhibit 10.24 to Form 10-K as filed by the Company with the Securities and Exchange Commission on 23 March 2021.

10.25	Common Stock Purchase Agreement effective December 11, 2020, between the Company and Triton Funds LP, incorporated by reference to Exhibit 10.1 to Form 8-K as filed by the Company with the Securities and Exchange Commission on 17 December 2020.

10.26	Blue Citi Notes Settlement Agreement effective February 8, 2021, between the Company and Blue Citi LLC, incorporated by reference to Exhibit 10.26 to Form 10-K as filed by the Company with the Securities and Exchange Commission on 23 March 2021.

10.27	Securities Exchange Agreement effective February 12, 2021, between the Company and Geneva Roth Remark Holdings, Inc., incorporated by reference to Exhibit 10.27 to Form 10-K as filed by the Company with the Securities and Exchange Commission on 23 March 2021.

10.28	Asset Sale Agreement effective January 31, 2021, between the Company and the secured creditors of Wala, Inc., incorporated by reference to Exhibit 10.28 to Form 10-K as filed by the Company with the Securities and Exchange Commission on 23 March 2021.

10.29	Three Secured Promissory Notes, each effective January 31, 2021 and issued by the Company in favor of the secured creditors of Wala, Inc., incorporated by reference to Exhibit 10.29 to Form 10-K as filed by the Company with the Securities and Exchange Commission on 23 March 2021.

10.30	Security Agreement effective January 31, 2021, between the Company and the secured creditors of Wala, Inc., incorporated by reference to Exhibit 10.30 to Form 10-K as filed by the Company with the Securities and Exchange Commission on 23 March 2021.

10.31	Form of Securities Purchase Agreement entered into with Auctus Fund, LLC on 23 April 2021, incorporated by reference to Exhibit 10.1 to Form 8-K as filed by the Company with the Securities and Exchange Commission on 27 April 2021.

10.32	Form of Senior Secured Promissory Note issued in favor of Auctus Fund, LLC on 23 April 2021, incorporated by reference to Exhibit 10.2 to Form 8-K as filed by the Company with the Securities and Exchange Commission on 27 April 2021.

10.33	Form of Security Agreement entered into with Auctus Fund, LLC on 23 April 2021, incorporated by reference to Exhibit 10.3 to Form 8-K as filed by the Company with the Securities and Exchange Commission on 27 April 2021.

10.34	Form of Securities Purchase Agreement entered into with Auctus Fund, LLC on 29 July 2021, incorporated by reference to Exhibit 10.34 to Form 10-Q as filed by the Company with the Securities and Exchange Commission on August 3, 2021.

10.35	Form of Senior Secured Promissory Note issued in favor of Auctus Fund, LLC on 29 July 2021, incorporated by reference to Exhibit 10.35 to Form 10-Q as filed by the Company with the Securities and Exchange Commission on August 3, 2021.

10.36	Form of Security Agreement entered into with Auctus Fund, LLC on 29 July 2021, incorporated by reference to Exhibit 10.36 to Form 10-Q as filed by the Company with the Securities and Exchange Commission on August 3, 2021.

10.37*	Form of Securities Purchase Agreement entered into with Mast Hill Fund, LP on 19 October 2021.

10.38*	Form of Promissory Note issued in favor of Mast Hill Fund, LP on 19 October 2021.

21.1*	List of subsidiaries of the Company.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(*)	Filed herewith.

(†)	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, our Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 26, 2021	DATA443 RISK MITIGATION, INC.

	By:	/s/ Jason Remillard
	Name:	JASON REMILLARD
	Title:	Chief Executive Officer, (Principal Executive Officer)

