Form 10-K
period 2021-12-31
Data443 Risk Mitigation, Inc.
filed 2022-03-31
CIK 1068689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange On Which Registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

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

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2021: $7,419,445

The number of shares of registrant’s common stock outstanding as of March 28, 2022 was 146,898.

DOCUMENTS INCORPORATED BY REFERENCE

None.

OTHER INFORMATION

As used in this Annual Report on Form 10-K, the terms “we”, “us”, “our”, “ATDS”, the “registrant”, and the “Company” refer to DATA443 RISK MITIGATION, INC., a Nevada corporation, unless otherwise stated. “SEC” and the “Commission” refers to the Securities and Exchange Commission.

DATA443 RISK MITIGATION, INC.

FORM 10-K

DECEMBER 31, 2021

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Except for historical information, this Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements within the meaning of the federal securities laws. Such forward-looking statements are based on management’s current expectations, assumptions, and beliefs concerning future developments and their potential effect on our business, and are subject to risks and uncertainties that could negatively affect our business, operating results, financial condition, and stock price. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “will,” “would”, “if, “shall”, “might”, “will likely result, “projects”, “goal”, “objective”, or “continues”, or the negative of these terms or other comparable terminology, although the absence of these words does not necessarily mean that a statement is not forward-looking. Additionally, statements concerning future matters such as our business strategy, development of new products, sales levels, expense levels, cash flows, future commercial and financing matters, future partnering opportunities and other statements regarding matters that are not historical are forward-looking statements.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those described in the “Risk Factors” section of this Annual Report, which include, but are not limited to, the following:

●	we will need additional capital to fund our operations;

●	there is doubt about our ability to continue as a going concern;

●	we will face intense competition in our market, and we may lack sufficient financial and other resources to maintain and improve our competitive position;

●	we are dependent on the continued services and performance of our founder & chief executive officer, Jason Remillard;

●	our common stock is currently quoted on the OTC Pink and is thinly-traded, reducing your ability to liquidate your investment in us;

●	we have a history of losses and may incur future losses, which may prevent us from attaining profitability;

●	the market price of our common stock may be volatile and may fluctuate in a way that is disproportionate to our operating performance;

●	we have shares of preferred stock that have special rights that could limit our ability to undertake corporate transactions, inhibit potential changes of control and reduce the proceeds available to our common stockholders in the event of a change in control;

●	we have never paid and do not intend to pay cash dividends;

●	our current sole director and chief executive officer has the ability to control all matters submitted to stockholders for approval, which limits minority stockholders’ ability to influence corporate affairs; and

●	the other risks described in “Risk Factors”.

The risks described above should not be construed as exhaustive and should be read with the other cautionary statements in this Annual Report.

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

We operate in a very competitive and rapidly-changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Moreover, except as required by law, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Annual Report to conform these statements to actual results or to changes in our expectations. You should, however, review the risks we describe in the reports we will file from time to time with the SEC after the date of this Annual Report. Readers are urged to carefully review and consider the various disclosures made in this Annual Report.

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

Item 1. Business.

Business History

Our company was incorporated as LandStar, Inc., a Nevada corporation, on May 4, 1998, for the purpose of purchasing, developing and reselling real property, with its principal focus on the development of raw land.

In or around July 2017, we sought to effect a merger transaction (the “Merger”) under which the Company would be merged into Data443 Risk Mitigation, Inc., a North Carolina corporation (“Data443”). Data443 was originally formed under the name LandStar, Inc. The name of the North Carolina corporation was changed to Data443 in December 2017. In November 2017, our controlling interest was acquired by our current chief executive officer and sole board member, Jason Remillard, when he acquired all of the Company’s outstanding Series A Convertible Preferred Shares (the “Series A Shares”). Mr. Remillard, at that time, was appointed as our sole director and sole officer of Data443.

In January 2018, the Company acquired substantially all of the assets of Myriad Software Productions, LLC, which was owned 100% by Mr. Remillard. Those assets were comprised of the software program known as ClassiDocs®, and all intellectual property and goodwill associated therewith. As a result of the acquisition, the Company was no longer a “shell” under applicable securities rules. In consideration for the acquisition, we agreed to a purchase price of $1,500,000, comprised of: (i) $50,000 paid at closing; (ii) $250,000 in the form of a promissory note; and (iii) $1,200,000 in shares of our common stock, valued as of the closing, which equated to 800 shares of our common stock. The shares have not yet been issued and are not included as part of our issued and outstanding shares. However, these shares have been recorded as “Acquisition of ClassiDocs” included in additional paid in capital within our financial statements for the year ending December 31, 2019.

In June 2018, after careful analysis and in reliance upon professional advisors we retained, it was determined that the Merger had not been completed, and that the Merger was not in the best interests of the Company and its stockholders. As such, the Merger was legally terminated. In June 2018, we acquired all of the issued and outstanding securities of Data443 (the “Share Exchange”). As a result of the Share Exchange, Data443 became our wholly-owned subsidiary, with both the Company and Data443 continuing to exist as corporate entities. As consideration in the Share Exchange, the Company agreed to issue to Mr. Remillard: (a) 67 shares of our common stock and (b) on the eighteen-month anniversary of the closing of the Share Exchange (the “Earn Out Date”), an additional 67 shares of our common stock, provided that Data443 has at least an additional $1,000,000 in revenue by the Earn Out Date (not including revenue directly from acquisitions). None of the shares of our common stock to be issued to Mr. Remillard under the Share Exchange have been issued. As such, none of said shares are included as part of our issued and outstanding shares. However, these shares have been recorded as “Share exchange with related party for Data443 additional share issuable” included in additional paid in capital within our financial statements for the year ending December 31, 2019.

On April 21, 2021, the Company again amended its Articles of Incorporation to increase the number of shares of authorized common stock from 1.8 billion to 3.8 billion.

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

On February 12, 2021, and effective January 31, 2021 the Company terminated each of the ArcMail Agreements and has asserted numerous claims under the ArcMail Agreements. Further, Wala lost all rights to the ArcMail Assets through a foreclosure action brought by certain secured creditors of Wala (the “Wala Creditors”). The Company considers its relationship with Wala to be closed and does not intend to pursue any further action in that regard.

On February 12, 2021 the Company closed its acquisition of the ArcMail Assets from the Wala Creditors pursuant to the terms and conditions of an Asset Sale Agreement executed by and between the Company and the Wala Creditors. The effective date of the Asset Sale Agreement and the acquisition was deemed to be January 31, 2021. Total purchase price (the “Purchase Price”) was One Million Four Hundred Four Thousand Dollars ($1,404,000), evidenced by three promissory notes in favor of the Wala Creditors in the total amount of the Purchase Price (the “Notes”). Payments under the Notes commence in 30-days and continue monthly thereafter for 60-months. The Notes are secured by a pledge of the ArcMail Assets as collateral under the terms of a Security Agreement in favor of the Wala Creditors. The foregoing descriptions of the Asset Sale Agreement; Notes; and, Security Agreement do not purport to be complete and are qualified in their entirety by the actual language contained in the Asset Sale Agreement, Notes, and Security Agreement, respectively, which are filed as exhibits to this Annual Report.

On June 10, 2021, the Company effected the following actions:

(1) Amendment of our articles of incorporation (the “Articles of Incorporation”) to decrease the authorized shares of the Company’s common stock from 1,800,000,000 to a number of not less than 10,000,000 and not more than 1,000,000,000 (the “Authorized Common Stock Reduction”), at any time prior to the one year anniversary of the filing of the Definitive Information Statement on Schedule 14C with respect to these actions filed on February 23, 2021 (the “Definitive Information Statement”), with the Board of Directors of the Company (the “Board”) having the discretion to determine whether or not the Authorized Common Stock Reduction would be effected, and if effected, the exact number of the Authorized Common Stock Reduction within the above range.

(2) That the Board be authorized to implement a reverse stock split of the Company’s Common Stock by a ratio of not less than 1-for-10 and not more than 1-for-2,000, (the “Reverse Split”), at any time prior to the one year anniversary of the filing of the Definitive Information Statement, with the Board having the discretion to determine whether or not the Reverse Split is to be effected, and if effected, the exact ratio for the Reverse Split within the above range.

On April 23, 2021, the Company entered into and closed a financing transaction pursuant to the terms and conditions of a Securities Purchase Agreement (the “Purchase Agreement”) with Auctus Fund, LLC, a Delaware limited liability company (“Auctus”). Pursuant to the Purchase Agreement, Auctus purchased from the Company a Senior Secured Promissory Note (the “Note”) in the aggregate principal amount of $832,000 (the “Principal Amount”), and delivered gross proceeds of $750,000 (excluding legal fees of Auctus and a transaction fee charged by Auctus). The Note is secured by a security interest in the assets of the Company and its subsidiaries, pursuant to the terms and conditions of a Security Agreement (the “Security Agreement”). Timely payment under the Note is further secured by the issuance of Common Stock Purchase Warrant (the “Second Warrant”) to Auctus for 55,467 shares of the Company’s common stock at an exercise price of $15.00, exercisable only in the event of a default under the Note. Interest on the Principal Amount of the Note accrues at the rate of 12% per annum, which amount is fully due and owing upon the issuance of the Note. Repayment of all amounts due under the Note shall be tendered on the 12-month anniversary of the Note. The Note may be prepaid in whole at any time without prepayment penalty or premium. If the Company fails to meet its obligations under the terms of the Note, the Note shall become immediately due and payable and subject to penalties provided for in the Note. The Company also granted to Auctus warrants to acquire 55,467 shares of the Company’s common stock pursuant to a Common Stock Purchase Warrant (the “First Warrant”). Exercise price for the warrants is $15.00, with a cashless exercise option. Both the First Warrant and the Second Warrant impose an obligation on the Company to reserve for issuance that number of shares of the Company’s common stock which is 5 times the number of shares issuable under both the First Warrant and the Second Warrant.

As of September 30, 2021, the Company had sold to Triton 83,334 shares of its common stock pursuant to the CSPA, which shares were registered under the Company’s Registration on Form S-1 initially flied on June 4, 2021 and subsequently amended on December 7, 2021. All sales occurred during the three month period ended March 31, 2021 and resulted in the receipt by the Company of net proceeds in the amount of $847,000 during the six months ended June 30, 2021.

A 1-for-2,000 Reverse Stock split was processed by FINRA and became effective at the start of trading on July 1, 2021. As a result of the Reverse Stock Split, every 2,000 shares of the Company’s issued and outstanding common stock, par value $0.001 per share, were converted into one (1) share of common stock, par value $0.001 per share.

On January 5, 2022, the Company filed a Certificate of Amendment to the Articles of Incorporation (the “Certificate of Amendment”) which (i) reduced the number of authorized shares of common stock to one hundred twenty-five million (125,000,000); and, (ii) effected a reverse stock split (the “1-for-8 Reverse Stock Split”) of its issued common stock in a ratio of 1-for-8. The preferred stock of the Company was not changed. The 1-for-8 Reverse Stock split was processed by FINRA and became effective at the start of trading on March 8, 2022. As a result of the 1-for-8 Reverse Stock Split, each 8 shares of the Company’s issued and outstanding common stock, was converted into one (1) share of common stock. No fractional shares were issued in connection with the 1-for8 Reverse Stock Split. Stockholders who otherwise would be entitled to receive fractional shares because they hold a number of pre-1-for-8 Reverse Stock Split shares of the Company’s common stock not evenly divisible by 8 had the number of post-1-for-8 Reverse Stock Split shares of the Company’s common stock to which they are entitled rounded up to the nearest whole number of shares of the Company’s common stock. No stockholders received cash in lieu of fractional shares. The share and per share information in this Annual Report reflects such assumed reverse stock split.

On January 19, 2022, the Company entered into an Asset Purchase Agreement with Centurion Holdings I, LLC (“Centurion”) to acquire the intellectual property rights and certain assets collectively known as Centurion SmartShield Home and SmartShield Enterprise, patented technology that protects and recovers devices in the event of ransomware attacks. The total purchase price of $3,400,000 consists of: (i) a $250,000 cash payment at closing; (ii) the $2,900,00 promissory note issued by Data443 in favor of Centurion; and (iii) $250,000 in the form of a contingent payment.

Business Overview

The Company believes that it is a leader in data security and privacy management (a critical element of IT security), providing solutions for All Things Data Security™, across the enterprise and in the cloud. Trusted by over 170 clients, including over 1% of the Fortune 500, the Company provides the visibility and control needed to protect at-scale, obtain compliance objectives, and enhance operational efficiencies. Our clients include leading brand name enterprises in a diverse set of industries, including financial services, healthcare, manufacturing, retail, technology, and telecommunications.

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

Our Products

Each of our major product lines provides features and functionality which we believe enable our clients to fully secure the value of their data. This architecture extends through modular functionalities, giving our clients the flexibility to select the features they require for their business needs and the flexibility to expand their usage simply by adding a license. As the result of a recent rebranding and marketing effort by the Company, the products and services offered by the Company are now marketed under the following names:

●	Data443® Ransomware Recovery Manager™, built for the modern enterprise, its capabilities are designed to recover a workstation immediately upon infection to the last known business-operable state, without any end user or IT administrator efforts or involvement.

●	Data Identification Manager™ (previously marketed as ClassiDocs™ and FileFacets®), the Company’s award-winning data classification and governance technology, which supports CCPA, LGPD and GDPR compliance in a Software-as-a-Service (SaaS) platform that performs sophisticated data discovery and content search of structured and unstructured data within corporate networks, servers, content management systems, email, desktops and laptops.

●	Data Archive Manager™ (previously marketed as ArcMail®), a leading provider of simple, secure and cost-effective enterprise data retention management, archiving and management solutions.

●	Sensitive Content Manager™ (previously marketed as ARALOC™), a market leading secure, cloud-based platform for the management, protection and distribution of digital content to the desktop and mobile devices, which protects an organization’s confidential content and intellectual property assets from leakage—malicious or accidental—without impacting collaboration between all stakeholders.

●	Data Placement Manager™ (previously marketed as DATAEXPRESS®), a leading data transport, transformation and delivery product trusted by leading financial organizations worldwide;

●	Access Control Manager™ (previously marketed as Resilient Access™), enables fine-grained access controls across myriad platforms at scale for internal client systems and commercial public cloud platforms like Salesforce, Box.Net, Google G Suite, Microsoft OneDrive and others.

●	Data Identification Manager™ (previously marketed as ClassiDocs for Blockchain), provides an active implementation for the Ripple XRP that protects blockchain transactions from inadvertent disclosure and data leaks.

●	Data443® Global Privacy Manager™, the privacy compliance and consumer loss mitigation platform which is integrated with ClassiDocs™ to do the delivery portions of GDPR and CCPA as well as process Data Privacy Access Requests—removal request—with inventory by ClassiDocs™; enables the full lifecycle of Data Privacy Access Requests, Remediation, Monitoring and Reporting.

●	IntellyWP, a leading purveyor of user experience enhancement products for webmasters for the world’s largest content management platform, WordPress.

●	Data443® Chat History Scanner, which scans chat messages for compliance, security, PII, PI, PCI & custom keywords.

●	GDPR Framework, CCPA Framework, and LGPD Framework WordPress Plugins, with over 30,000 active site owners combined, helps organizations of all sizes to comply with European, California and Brazilian privacy rules and regulations.

Our Growth Strategy

Our objective is to be a leading provider of data security products and services. The following are key elements of our growth strategy:

Acquisitions. We intend to aggressively pursue acquisitions of other cybersecurity software and services providers focused on the data security sector. We target companies with a steady client base, as well as companies with complementary product offerings.

Research & Development; Innovation. We intend to increase our spending on research and development in order to drive innovation to improve existing products and to deliver new products. We intend to work towards proactively identifying and solving the data security needs of our clients.

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

Research and Development

While currently limited, our planned research and development efforts is expected to focus on improving and enhancing our existing products and services, as well as developing new products, features and functionality. We plan to regularly release new versions of our products which incorporate new features and enhancements to existing ones.

Intellectual Property

The Company requires key employees and consultants to execute confidentiality agreements upon the commencement of an employment or consulting relationship. The Company also requires relevant employees to assign all rights to any inventions made or conceived during their employment with the Company to the Company. In addition, the Company requires individuals and entities with which it discusses potential business relationships to sign non-disclosure agreements. The Company’s agreements with clients include confidentiality and non-disclosure provisions. We cannot assure you that the steps taken by us will prevent misappropriation of our trade secrets or technology or infringement of our intellectual property. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the United States, and many foreign countries do not enforce these laws as diligently as government agencies and private parties in the United States.

We currently make use of a number of trademarks in our business, including, without limitation, the following:

●	ClassiDocs®

●	ARALOC®

●	DataExpress™

Unlike copyrights and patents, trademark rights can last indefinitely so long as the owner continues to use the mark to identify its goods or services. The term of a federal trademark is ten years, with ten-year renewal terms. The expiry dates for the federal trademark on the three trademarks we make use of in our business are as follows:

ClassiDocs: Expires September 14, 2027

ARALOC: September 14, 2027

DataExpress: September 14, 2027

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

Employees

As of March 28, 2022, we had 26 employees and 4 independent contractors, of which one was considered to be part of our management team; our CEO, Jason Remillard. We have not experienced any work stoppages, and we consider our relations with our employees to be good. The Company believes that it will be successful in attracting experienced and capable personnel. The Company’s employees are not represented by any labor union.

Government regulation

We are subject to the laws and regulations of the jurisdictions in which we operate, which may include business licensing requirements, income taxes and payroll taxes. In general, the development and operation of our business is not subject to special regulatory and/or supervisory requirements.

Implications of Being an Emerging Growth Company

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the “JOBS Act.” An emerging growth company may take advantage of certain reduced disclosure and other requirements that are otherwise generally applicable to public companies. As a result, the information that we provide to stockholders may be different than the information you may receive from other public companies in which you hold equity. For example, as long as we are an emerging growth company:

●	we are not required to engage an auditor to report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act;

●	we are not required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board, or the PCAOB, regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

●	we are not required to submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay,” “say-on-frequency” and “say-on-golden parachutes”; and

●	we are not required to comply with certain disclosure requirements related to executive compensation, such as the requirement to disclose the correlation between executive compensation and performance and the requirement to present a comparison of our Chief Executive Officer’s compensation to our median employee compensation.

We may take advantage of these reduced disclosure and other requirements until the last day of our fiscal year following the fifth anniversary of the completion of our IPO, or such earlier time that we are no longer an emerging growth company. For example, if certain events occur before the end of such five-year period, including if we have more than $1.07 billion in annual revenue, have more than $700 million in market value of our common stock held by non-affiliates, or issue more than $1.0 billion of non-convertible debt over a three-year period, we will cease to be an emerging growth company.

As mentioned above, the JOBS Act permits us, as an emerging growth company, to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected not to opt out of the extended transition period which means that when an accounting standard is issued or revised, and it has different application dates for public or private companies, as an emerging growth company, we can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make it difficult or impossible because of the potential differences in accounting standards used to compare our financial statements with the financial statements of a public company that is not an emerging growth company, or the financial statements of an emerging growth company that has opted out of using the extended transition period.

Available Information

The Company expects to continue to file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, proxy statements and other information with the SEC. Any materials filed by the Company with the SEC may be read on the website maintained by the SEC that contains annual, quarterly and current reports, proxy statements and other information that issuers file electronically with the SEC. The Internet address of the SEC’s website is http://www.sec.gov. The Company also makes our reports, amendments thereto, and other information available, free of charge, on our website at www.data443.com. Our corporate offices are located at 101 J Morris Commons Lane, Suite 105, Morrisville, North Carolina 27560. Our telephone number is 919-858-6542.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as other information in this Annual Report, before deciding whether to invest in the shares of our common stock. The occurrence of any of the events described below could have a material adverse effect on our business, financial condition or results of operations. In the case of such an event, the trading price of our common stock may decline and you may lose all or part of your investment.

Risks Related to Our Business and Industry

We will require additional funds in the future to achieve our current business strategy and an inability to obtain funding could cause our business to fail.

We will need to raise additional funds through public or private debt or equity sales in order to fund our future operations and fulfill contractual obligations in the future. These financings may not be available when needed. Even if these financings are available, they may be on terms that we deem unacceptable or are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. Our inability to obtain financing could have an adverse effect on our ability to implement our current business plan and develop our products, and as a result, could require us to diminish or suspend our operations and possibly cease our existence.

Even if we are successful in raising capital in the future, we will likely need to raise additional capital to continue and/or expand our operations. If we do not raise the additional capital, the value of any investment in us may become worthless. In the event we do not raise additional capital from conventional sources, we may need to scale back the implementation of our business plan.

Technology is constantly changing and evolving and the continued viability of our products and services requires that we keep up with an ever changing technological landscape.

Our industry is categorized by rapid technological progression, ever increasing innovation, changes in customer requirements, legal and regulatory compliance mandates, and frequent new product introductions. As a result, we must continually change and improve our products in response to such changes, and our products must also successfully interface with products from other vendors, which are also subject to constant change. While we believe we have the competency to aid our clients in all aspects of data security, we will need to constantly improve our current assets in order to keep up with technological advances that are expected to occur.

We cannot guarantee that we will be able to anticipate future market needs and opportunities or be able to develop new products or expand the functionality of our current products in a timely manner or at all. Even if we are able to anticipate, develop and introduce new products and expand the functionality of our current products, there can be no assurance that enhancements or new products will achieve widespread market acceptance. Should we fail to do so, our business may be adversely affected and we may have to cease operations altogether.

We will face intense competition in our market, especially from larger, well established companies, and we may lack sufficient financial and other resources to maintain and improve our competitive position.

The market for data security and data governance solutions is intensely competitive and is characterized by constant change and innovation. We face competition from both traditional, larger software vendors offering enterprise-wide software frameworks and services, and smaller companies offering point solutions for specific identity and data governance issues. We also compete with IT equipment vendors and systems management solution providers whose products and services address identity and data governance requirements. Our principal competitors vary depending on the product. Many of our existing competitors have, and some of our potential competitors could have, substantial competitive advantages, such as:

●	greater name recognition and longer operating histories;
●	more comprehensive and varied products and services;
●	broader product offerings and market focus;
●	greater resources to develop technologies or make acquisitions;
●	more expansive intellectual property portfolios;
●	broader distribution and established relationships with distribution partners and customers;
●	greater customer support resources; and
●	substantially greater financial, technical, and other resources.

Our competitors may be able to compete and respond more effectively than we can to new or changing opportunities, technologies, standards, or customer requirements. Our competitors may also seek to extend or supplement their existing offerings to provide data security and data governance solutions that more closely compete with our offerings. Potential customers may also prefer to purchase, or incrementally add solutions, from their existing suppliers rather than a new or additional supplier regardless of product performance or features.

In addition, with the recent increase in large merger and acquisition transactions in the technology industry, particularly transactions involving cloud-based technologies, there is a greater likelihood that we will compete with other large technology companies in the future. Some of our competitors have made acquisitions or entered into strategic relationships to offer a more comprehensive product than they individually had offered. Companies and alliances resulting from these possible consolidations and partnerships may create more compelling product offerings and be able to offer more attractive pricing, making it more difficult for us to compete effectively. In addition, continued industry consolidation may adversely impact customers’ perceptions of the viability of small and medium-sized technology companies and consequently their willingness to purchase from those companies. Conditions in our market could change rapidly and significantly as a result of technological advancements, partnering by our competitors or continuing market consolidation. These competitive pressures in our market or our potential inability to compete effectively may result in price reductions, fewer orders, reduced revenue and gross margins, increased net losses, and loss of market share. Any failure to meet and address these factors could adversely affect our business, financial condition, and operating results.

We are dependent on the continued services and performance of our chief executive officer, Jason Remillard, the loss of whom could adversely affect our business.

Our future performance depends in large part on the continued services and continuing contributions of our chief executive officer and president, Jason Remillard, to successfully manage our company, to execute on our business plan, and to identify and pursue new opportunities and product innovations. The loss of services of Mr. Remillard could significantly delay or prevent the achievement of our development and strategic objectives and adversely affect our business.

Our Chief Financial Officer is a consultant who works with other companies and may allocate his time to such other businesses. This could have a negative impact on our ability to implement our plan of operation.

Our Chief Financial Officer, Nanuk Warman, is a consultant who works with other companies and may not commit his full time to our affairs, which may result in a conflict of interest in allocating his time between our business and the other businesses. Mr. Warman intends to spend at least 10-20 hours per week working on our matters. Mr. Warman is not obligated to contribute any specific number of hours per week to our affairs. If other business affairs require Mr. Warman to devote more time to other affairs, it could limit his time spent on our affairs and could negatively impact our ability to implement our business plan.

If we are unable to attract new customers and expand sales to existing customers, both domestically and internationally, our growth could be slower than we expect, and our business may be harmed.

Our future growth depends in part upon increasing our customer base. Our ability to achieve significant growth in revenues in the future will depend, in large part, upon the effectiveness of our sales and marketing efforts, both domestically and internationally, and our ability to attract new customers. If we fail to attract new customers and maintain and expand those customer relationships, our revenues may grow more slowly than expected, and our business may be harmed.

Our future growth also depends upon expanding sales of our products to existing customers and their organizations. If our customers do not purchase additional licenses or capabilities, our revenues may grow more slowly than expected, may not grow at all, or may decline. There can be no assurance that our efforts will result in increased sales to existing customers and additional revenues. If our efforts are not successful, our business may suffer.

If we are unable to maintain successful relationships with our channel partners, our business could be adversely affected.

We intend to rely on channel partners, such as distribution partners and resellers, to sell licenses and support and maintenance agreements. Our ability to achieve revenue growth in the future may depend in part on our success in maintaining successful relationships with our channel partners. Agreements with channel partners tend to be non-exclusive, meaning our channel partners may offer customers the products of several different companies. If our channel partners do not effectively market and sell our products and services, choose to use greater efforts to market and sell their own products or those of others, or fail to meet the needs of our customers, our ability to grow our business may be adversely affected. Further, agreements with channel partners generally allow them to terminate their agreements for any reason upon 30 days’ notice. A termination of the agreement has no effect on orders already placed. The loss of a substantial number of our channel partners, our possible inability to replace them, or the failure to recruit additional channel partners could materially and adversely affect our results of operations. If we are unable to maintain our relationships with these channel partners, our business, results of operations, financial condition, or cash flows could be adversely affected.

Breaches in our security, cyber-attacks, or other cyber-risks could expose us to significant liability and cause our business and reputation to suffer.

Our operations involve transmission and processing of our customers’ confidential, proprietary, and sensitive information. We have legal and contractual obligations to protect the confidentiality and appropriate use of customer data. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks as a result of third party action, employee error, or misconduct. Security risks, including, but not limited to, unauthorized use or disclosure of customer data, theft of proprietary information, loss or corruption of customer data and computer hacking attacks or other cyber-attacks, could expose us to substantial litigation expenses and damages, indemnity and other contractual obligations, government fines and penalties, mitigation expenses and other liabilities. We have been subject to attempted cyber-attacks in the past, and expect to be subject to such attacks in the future. We are continuously working to improve our information technology systems, together with creating security boundaries around our critical and sensitive assets. We provide advance security awareness training to our employees and contractors that focuses on various aspects of the cyber security world. All of these steps are taken in order to mitigate the risk of attack and to ensure our readiness to responsibly handle any security violation or attack. However, because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until successfully launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures and our products could be harmed, we could lose potential sales and existing customers, our ability to operate our business could be impaired, and we may incur significant liabilities.

Failure to protect our proprietary technology and intellectual property rights could substantially harm our business.

The success of our business depends on our ability to obtain, protect, and enforce our trade secrets, trademarks, copyrights, patents and other intellectual property rights. We attempt to protect our intellectual property under patent, trademark, copyright and trade secret laws, and through a combination of confidentiality procedures, contractual provisions and other methods, all of which offer only limited protection. The process of obtaining patent protection is expensive and time-consuming, and we may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention.

Our policy is to require our employees (and our consultants and service providers that develop intellectual property included in our products) to execute written agreements in which they assign to us their rights in potential inventions and other intellectual property created within the scope of their employment (or, with respect to consultants and service providers, their engagement to develop such intellectual property), but we cannot assure you that we have adequately protected our rights in every such agreement or that we have executed an agreement with every such party. Finally, in order to benefit from intellectual property protection, we must monitor, detect, and pursue infringement claims in certain circumstances in relevant jurisdictions, all of which is costly and time-consuming. As a result, we may not be able to adequately protect our intellectual property.

The data security, cyber-security, data retention, and data governance industries are characterized by the existence of a large number of relevant patents and frequent claims and related litigation regarding patent and other intellectual property rights. From time-to-time, third parties have asserted and may assert their patent, copyright, trademark and other intellectual property rights against us, our channel partners, or our customers. Successful claims of infringement or misappropriation by a third party could prevent us from distributing certain products or performing certain services or could require us to pay substantial damages (including, for example, treble damages if we are found to have willfully infringed patents and increased statutory damages if we are found to have willfully infringed copyrights), royalties or other fees. Such claims also could require us to cease making, licensing or using solutions that are alleged to infringe or misappropriate the intellectual property of others or to expend additional development resources to attempt to redesign our products or services or otherwise to develop non-infringing technology. Even if third parties may offer a license to their technology, the terms of any offered license may not be acceptable, and the failure to obtain a license or the costs associated with any license could cause our business, results of operations or financial condition to be materially and adversely affected. In some cases, we indemnify our channel partners and customers against claims that our products infringe the intellectual property of third parties. Defending against claims of infringement or being deemed to be infringing the intellectual property rights of others could impair our ability to innovate, develop, distribute, and sell our current and planned products and services. If we are unable to protect our intellectual property rights and ensure that we are not violating the intellectual property rights of others, we may find ourselves at a competitive disadvantage to others who need not incur the additional expense, time, and effort required to create the innovative products that have enabled us to be successful to date.

Real or perceived errors, failures, or bugs in our technology could adversely affect our growth prospects.

Because we use complex technology, undetected errors, failures, or bugs may occur. Our technology is often installed and used in a variety of computing environments with different operating system management software, and equipment and networking configurations, which may cause errors or failures of our technology or other aspects of the computing environment into which it is deployed. In addition, deployment of our technology into computing environments may expose undetected errors, compatibility issues, failures, or bugs in our technology. Despite testing by us, errors, failures, or bugs may not be found until our technology is released to our customers. Moreover, our customers could incorrectly implement or inadvertently misuse our technology, which could result in customer dissatisfaction and adversely impact the perceived utility of our products. Any of these real or perceived errors, compatibility issues, failures, or bugs could result in negative publicity, reputational harm, loss of or delay in market acceptance, loss of competitive position, or claims by customers for losses sustained by them. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend additional resources in order to help correct the problem.

We are subject to federal, state and industry privacy and data security regulations, which could result in additional costs and liabilities to us or inhibit sales of our software.

The regulatory framework for privacy issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Many federal, state, and foreign government bodies and agencies have adopted or are considering adopting privacy and data security laws and regulations. In addition, privacy advocates and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us. Because the interpretation and application of privacy and data protection laws are still uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data security practices. If so, in addition to the possibility of fines, lawsuits and other claims, we could be required to fundamentally change our business activities and practices or modify our technology, which could have an adverse effect on our business. Any inability to adequately address privacy concerns, even if unfounded, or comply with applicable privacy or data protection laws, regulations and policies, could result in additional cost and liability to us, damage our reputation, inhibit sales and adversely affect our business.

Because our long-term success depends, in part, on our ability to expand the sales and marketing of our technology and solutions to customers located outside of the United States, our business will be susceptible to risks associated with international operations.

We intend to expand our international sales and marketing operations. Conducting international operations subjects us to risks that we do not generally face in the United States. These risks include:

●	political instability, war, armed conflict or terrorist activities;
●	challenges developing, marketing, selling and implementing our technology and solutions caused by language, cultural, and ethical differences and the competitive environment;
●	heightened risks of unethical, unfair, or corrupt business practices, actual or claimed, in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of, and irregularities in, financial statements;
●	competition from bigger and stronger companies in the new markets;
●	laws imposing heightened restrictions on data usage and increased penalties for failure to comply with applicable laws, particularly in the EU;
●	currency fluctuations;
●	management communication and integration problems resulting from cultural differences and geographic dispersion;
●	potentially adverse tax consequences, including multiple and possibly overlapping tax structures, the complexities of foreign value added tax systems, restrictions on the repatriation of earnings and changes in tax rates;
●	uncertainty around how the United Kingdom’s decision to exit the EU will impact its access to the European Union Single Market, the related regulatory environment, the global economy, and the resulting impact on our business; and
●	lack of familiarity with local laws, customs and practices, and laws and business practices favoring local competitors or commercial parties.

The occurrence of any one of these risks could harm our international business and, consequently, our operating results. Additionally, operating in international markets requires significant management attention and financial resources. We cannot be certain that the investment and additional resources required to operate in other countries will produce desired levels of revenue or net income.

Changes in financial accounting standards may cause adverse and unexpected revenue fluctuations and impact our reported results of operations.

A change in accounting standards or practices could harm our operating results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may harm our operating results or the way we conduct our business. Additionally, the adoption of new or revised accounting principles may require that we make significant changes to our systems process and controls.

Our business is subject to the risks of pandemic, fire, power outages, floods, earthquakes and other catastrophic events, and to interruption by manmade problems such as terrorism.

A pandemic, significant natural disaster, such as a fire, flood or an earthquake, or a significant power outage could have a material adverse impact on our business, results of operations and financial condition. In the event our customers’ information technology systems or our channel partners’ selling or distribution abilities are hindered by any of these events, we may miss financial targets, such as revenues and sales targets, for a particular quarter. Further, if a natural disaster occurs in a region from which we derive a significant portion of our revenue, customers in that region may delay or forego purchases of our products, which may materially and adversely impact our results of operations for a particular period. In addition, acts of terrorism could cause disruptions in our business or the business of channel partners, customers or the economy as a whole. All of the aforementioned risks may be exacerbated if the disaster recovery plans for us and our channel partners prove to be inadequate. To the extent that any of the above results in delays or cancellations of customer orders, or the delay in the manufacture, deployment or shipment of our products, our business, financial condition and results of operations would be adversely affected.

We anticipate that our operations will continue to increase in complexity as we grow, which will add additional challenges to the management of our business in the future.

We expect that our business will grow as we execute on our business plan, and that as we grow our operations will increase in complexity. To effectively manage this growth, we have made and continue to make substantial investments to improve our operational, financial and management controls as well as our reporting systems and procedures. Further, as our customer base grows, we will need to expand our professional services and other personnel. We also will need to effectively manage our direct and indirect sales processes as the number and type of our sales personnel and channel partners grows and becomes more complex, and as we expand into foreign markets. If we are unable to effectively manage the increasing complexity of our business and operations, the quality of our technology and customer service could suffer, and we may not be able to adequately address competitive challenges. These factors could all negatively impact our business, operations, operating results, and financial condition.

We have made and expect to continue to make acquisitions as a primary component of our growth strategy. We may not be able to identify suitable acquisition candidates or consummate acquisitions on acceptable terms, or we may be unable to successfully integrate acquisitions, which could disrupt our operations and adversely impact our business and operating results.

A primary component of our growth strategy has been to acquire complementary businesses to grow our company. For example, in September 2019, we acquired certain assets collectively known as DataExpressTM, a software platform for secure sensitive data transfer within the hybrid cloud. We intend to continue to pursue acquisitions of complementary technologies, products, and businesses as a primary component of our growth strategy to enhance the features and functionality of our applications, expand our customer base and provide access to new markets and increase benefits of scale. Acquisitions involve certain known and unknown risks that could cause our actual growth or operating results to differ from our expectations. For example:

●	we may not be able to identify suitable acquisition candidates or to consummate acquisitions on acceptable terms;

●	we may pursue international acquisitions, which inherently pose more risks than domestic acquisitions;

●	we compete with others to acquire complementary products, technologies and businesses, which may result in decreased availability of, or increased price for, suitable acquisition candidates;

●	we may not be able to obtain the necessary financing, on favorable terms or at all, to finance any or all of our potential acquisitions;

●	we may ultimately fail to consummate an acquisition even if we announce that we plan to acquire a technology, product or business; and

●	acquired technologies, products, or businesses may not perform as we expect and we may fail to realize anticipated revenue and profits.

In addition, our acquisition strategy may divert management’s attention away from our existing business, resulting in the loss of key customers or employees, and expose us to unanticipated problems or legal liabilities, including responsibility as a successor for undisclosed or contingent liabilities of acquired businesses or assets.

If we fail to conduct due diligence on our potential targets effectively, we may, for example, not identify problems at target companies or fail to recognize incompatibilities or other obstacles to successful integration. Our inability to successfully integrate future acquisitions could impede us from realizing all of the benefits of those acquisitions and could severely weaken our business operations. The integration process may disrupt our business and, if new technologies, products, or businesses are not implemented effectively, may preclude the realization of the full benefits expected by us and could harm our results of operations. In addition, the overall integration of new technologies, products, or businesses may result in unanticipated problems, expenses, liabilities, and competitive responses.

In addition, even if the operations of an acquisition are integrated successfully, we may not realize the full benefits of the acquisition, including the synergies, cost savings or growth opportunities that we expect. These benefits may not be achieved within the anticipated time frame, or at all.

The JOBS Act allows us to postpone the date by which it must comply with certain laws and regulations intended to protect investors and to reduce the amount of information provided in reports filed with the SEC.

The JOBS Act is intended to reduce the regulatory burden on “emerging growth companies.” We meet the definition of an “emerging growth company” and so long as we qualify as an “emerging growth company,” we will be, among other things:

●	exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, which requires that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting;

●	exempt from the “say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and certain disclosure requirements of the Dodd-Frank Act relating to compensation of our chief executive officer;

●	permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Exchange Act and instead provide a reduced level of disclosure concerning executive compensation; and

●	exempt from any rules that may be adopted by the Public Company Accounting Oversight Board (the “PCAOB”) requiring mandatory audit firm rotation or a supplement to the auditor’s report on the financial statements.

We currently intend to take advantage of all of the reduced regulatory and reporting requirements that will be available to it so long as we qualify as an “emerging growth company”. We have elected not to opt out of the extension of time to comply with new or revised financial accounting standards available under Section 102(b)(1) of the JOBS Act. Among other things, this means that our independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as we qualify as an “emerging growth company,” which may increase the risk that weaknesses or deficiencies in the internal control over financial reporting go undetected. Likewise, so long as we qualify as an “emerging growth company,” we may elect not to provide certain information, including certain financial information and certain information regarding compensation of executive officers, which we would otherwise have been required to provide in filings with the SEC, which may make it more difficult for investors and securities analysts to evaluate us. We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three-year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million. As a result, investor confidence in us and the market price of our common stock may be adversely affected.

We are also currently a “smaller reporting company,” meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $250 million and annual revenues of less than $100 million during the most recently completed fiscal year. In the event that we are still considered a “smaller reporting company,” at such time are we cease being an “emerging growth company,” the disclosure we will be required to provide in our SEC filings will increase, but will still be less than it would be if we were not considered either an “emerging growth company” or a “smaller reporting company.” Specifically, similar to “emerging growth companies,” “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, being required to provide only two years of audited financial statements in annual reports. Decreased disclosures in our SEC filings due to our status as an “emerging growth company” or “smaller reporting company” may make it harder for investors to analyze our results of operations and financial prospects.

Failure to remediate weakness in internal accounting controls could result in material misstatements in our financial statements.

Our management has identified weakness in our internal control over financial reporting related to lack of segregation of duties resulting from our limited personnel and has concluded that, due to such weakness, our disclosure controls and procedures were not effective as of December 31, 2021. We do not expect to be able to remediate this weakness until after this Offering. If not remediated, or if we identify further weaknesses in our internal controls, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our common stock.

If we fail to implement proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business and our stock price.

We must ensure that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis. We have tested our internal controls and identified a weakness and may find additional areas for improvement in the future. Remediating this weakness will require us to hire and train additional personnel. Implementing any future changes to our internal controls may require compliance training of our directors, officers and employees, entail substantial costs to modify our accounting systems and take a significant period of time to complete. Such changes may not, however, be effective in establishing the adequacy of our internal control over financial reporting, and our failure to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In addition, investors’ perceptions that our internal control over financial reporting is inadequate or that we are unable to produce accurate financial statements may materially adversely affect our stock price.

We have no independent directors, no board committees. This may hinder our board of directors’ effectiveness in fulfilling the typical functions of a board and of committees thereof.

Currently, we have no independent directors, nor do we have an audit committee, compensation committee or nominating and corporate governance committee at this time. An independent board and audit committees, compensation committees and nominating and corporate governance committees with independent directors play a crucial role in the corporate governance process, assessing a company’s processes relating to its risks and control environment, overseeing financial reporting, preventing self-dealing by company executives and evaluating internal and independent audit processes. The lack of an independent board or committees prevents the board of directors from being independent from management in its judgments and decisions and its ability to pursue the board’s responsibilities without undue influence. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified, independent directors, the management of our business could be compromised. In addition, our sole director is not a “financial expert”.

We have recently incurred secured debt, which could have important consequences to you.

The terms of the secured debt we recently incurred could result in the following, among other, adverse consequences:

●	limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other general corporate requirements;

●	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

●	place us at a competitive disadvantage compared to competitors that may have proportionately less debt and greater financial resources.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell material assets or operations, obtain additional capital or restructure our debt. In the event that we are required to dispose of material assets or operations to meet our debt service and other obligations, the value realized on such assets or operations will depend on market conditions and the availability of buyers. Accordingly, any such sale may not, among other things, be for a sufficient dollar amount. Certain of our obligations are secured by a security interest in all of our assets. The foregoing encumbrances may limit our ability to dispose of material assets or operations. We also may not be able to restructure our indebtedness on favorable economic terms, if at all.

Risks Related to Ownership of Our Securities

Our common stock is currently quoted on the OTC Pink under the trading symbol “ATDS.” However, trading in stocks quoted on the OTC Pink is often thin. Therefore, you may be unable to liquidate your investment in our stock.

Trading in stocks quoted on the OTC Pink is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

The existence of shares of common stock issuable upon conversion of outstanding shares of our Series A Shares creates a circumstance commonly referred to as an “overhang” which can act as a depressant to our common stock price. The existence of an overhang, whether or not sales have occurred or are occurring, also could make our ability to raise additional financing through the sale of equity or equity-linked securities more difficult in the future at a time and price that we deem reasonable or appropriate. If our existing stockholders and investors seek to sell a substantial number of shares of our common stock, such selling efforts may cause significant declines in the market price of our common stock.

We may not be successful in our attempts to list on the Nasdaq. As such, trading in our stock may be limited and you may not be able to liquidate your investment in our stock.

We intend to list our shares of common stock and the Warrants on Nasdaq. However, there is no assurance we will be successful. The approval of such listing on the Nasdaq Capital Market is a condition of closing this offering. The OTC Pink is significantly more limited market than the Nasdaq stock market. The quotation of our shares of common stock on the OTC Pink may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

There can be no assurance that there will be an active market for our shares of common stock either now or in the future. Market liquidity will depend on the perception of our operating business and any steps that our management might take to bring us to the awareness of investors. There can be no assurance given that there will be any awareness generated. Consequently, investors may not be able to liquidate their investment or liquidate at a price that reflects the value of the business. As a result, holders of our securities may not find purchasers for our securities should they desire to sell them. Consequently, our securities should be purchased only by investors having no need for liquidity in their investment and who can hold our securities for an indefinite period of time.

We have had a history of losses and may incur future losses, which may prevent us from attaining profitability.

We have had a history of operating losses since our inception and, as of December 31, 2021, we had an accumulated deficit of $42,033,887. We may incur operating losses in the future, and these losses could be substantial and impact our ability to attain profitability. We do not expect to significantly increase expenditures for product development, general and administrative expenses, and sales and marketing expenses; however, if we cannot increase revenue growth, we will not achieve or sustain profitability or positive operating cash flows. Even if we achieve profitability and positive operating cash flows, we may not be able to sustain or increase profitability or positive operating cash flows on a quarterly or annual basis.

There is substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm has included an explanatory paragraph in their report in our audited financial statements for the fiscal year ended December 31, 2021 to the effect that our losses from operations and our negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern within one year after the date that the financial statements are issued. We may be required to cease operations which could result in our stockholders losing all or almost all of their investment.

Because we became a reporting company under the Exchange Act by means other than a traditional underwritten initial public offering, we may not be able to attract the attention of research analysts at major brokerage firms.

Because we did not become a reporting company by conducting an underwritten initial public offering, or IPO, of our common stock, and because our stock traded on OTC Pink rather than being listed on a national securities exchange, research analysts of brokerage firms may not provide coverage of our company. In addition, investment banks may be less likely to agree to underwrite secondary offerings on our behalf than they might if we were to become a public reporting company by means of an IPO because they may be less familiar with our company as a result of more limited coverage by analysts and the media, and because we became public at an early stage in our development.

Our common stock is subject to the SEC’s penny stock rules, which may make it difficult for broker-dealers to complete customer transactions and could adversely affect trading activity in our securities.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock may be less than $5.00 per share for some period of time and therefore would be a “penny stock” according to SEC rules, unless we are listed on a national securities exchange. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

●	make a special written suitability determination for the purchaser;
●	receive the purchaser’s prior written agreement to the transaction;
●	provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and
●	obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

If required to comply with these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected.

The market price of our common stock may be volatile and may fluctuate in a way that is disproportionate to our operating performance.

Our stock price may experience substantial volatility as a result of a number of factors, including:

●	sales or potential sales of substantial amounts of our common stock;
●	the success of competitive products or technologies;
●	announcements about us or about our competitors, including new product introductions and commercial results;
●	the recruitment or departure of key personnel;
●	litigation and other developments;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	variations in our financial results or those of companies that are perceived to be similar to us; and
●	general economic, industry and market conditions.

Many of these factors are beyond our control. The stock markets in general, and the market for Pink Sheet companies in particular, have historically experienced extreme price and volume fluctuations. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors could reduce the market price of our common stock, regardless of our actual operating performance.

We currently have outstanding shares of preferred stock that have special rights that could limit our ability to undertake corporate transactions, inhibit potential changes of control and reduce the proceeds available to our common stockholders in the event of a change in control.

We currently have outstanding two classes of stock, common stock and preferred stock; the preferred stock consists of two series, one of which is designated as Series A Shares. The holders of Series A Shares are entitled to vote on all matters submitted to holders of common stock at a conversion ratio of 15,000 votes for each share of Series A Shares.

As a result of the rights our preferred stockholders have, we may not be able to undertake certain corporate transactions, including equity or debt offerings necessary to raise sufficient capital to run our business, change of control transactions or other transactions that may otherwise be beneficial to our businesses. These provisions may discourage, delay, or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which our common stockholders might otherwise receive a premium price for their shares. The market price of our common stock could be adversely affected by the rights of our preferred stockholders.

We have never paid and do not intend to pay cash dividends.

We have never paid cash dividends on any of our capital stock and we currently intend to retain future earnings, if any, to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock will be our common stockholders’ sole source of gain for the foreseeable future. Under the terms of our existing Articles of Incorporation, we cannot declare, pay or set aside any dividends on shares of any class or series of our capital stock, other than dividends on shares of common stock payable in shares of common stock, unless we pay dividends to the holders of our preferred stock. Additionally, without special stockholder and board approvals, we cannot currently pay or declare dividends and will be limited in our ability to do so until such time, if ever, that we are listed on a stock exchange.

Our chief executive officer has the ability to control all matters submitted to stockholders for approval, which limits minority stockholders’ ability to influence corporate affairs.

Our chief executive officer, Jason Remillard, holds 150,000 shares of our Series A Shares (each share votes as the equivalent of 15,000 shares of common stock on all matters submitted for a vote by the common stockholders), and as such, Mr. Remillard would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, Mr. Remillard would control the election of directors and approval of any merger, consolidation, or sale of all or substantially all of our assets.

This concentration of voting power could delay or prevent a change of control of our company on terms that other stockholders may desire, which could deprive our stockholders from receiving a premium for their common stock. Concentrated ownership and control by Mr. Remillard could adversely affect the price of our common stock. Any material sales of common stock by Mr. Remillard, for example, could adversely affect the price of our common stock.

The interests of Mr. Remillard and his affiliates may differ from the interests of other stockholders with respect to the issuance of shares, business transactions with and/or sales to other companies, selection of officers and directors, and other business decisions. The non-controlling stockholders are severely limited in their ability to override the decisions of Mr. Remillard.

Provisions in our articles of incorporation and bylaws and under Nevada law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our Articles and bylaws, respectively, may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which our common stockholders might otherwise receive a premium price for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors.

We will incur increased costs as a result of operating as a public reporting company, and our management will be required to devote substantial time to new compliance initiatives.

As a public reporting company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Complying with these laws and regulations requires the time and attention of our board of directors and management, and increases our expenses. We estimate that we will incur approximately $150,000 to $200,000 in 2022 to comply with public company compliance requirements with many of those costs recurring annually thereafter.

Among other things, we will be required to:

●	maintain and evaluate a system of internal controls over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;
●	maintain policies relating to disclosure controls and procedures;
●	prepare and distribute periodic reports in compliance with our obligations under federal securities laws;
●	institute a more comprehensive compliance function, including corporate governance; and
●	involve, to a greater degree, our outside legal counsel and accountants in the above activities.

The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders are expensive and much greater than that of a privately-held company, and compliance with these rules and regulations may require us to hire additional financial reporting, internal controls and other finance personnel, and will involve a material increase in regulatory, legal and accounting expenses and the attention of management. There can be no assurance that we will be able to comply with the applicable regulations in a timely manner, if at all. In addition, being a public company makes it more expensive for us to obtain director and officer liability insurance. In the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain this coverage.

We may be exposed to potential risks resulting from requirements under Section 404 of the Sarbanes-Oxley Act.

As a reporting company we are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting. We do not have a sufficient number of employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees.

Our audit and compensation committees will be established with independent Board members as the sole members of such committees on the first day our Common Stock and Warrants are traded on Nasdaq. Until that date, our sole director has the ability, among other things, to determine his own level of compensation. the prior absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

We currently have outstanding, and we may in the future issue, instruments which are convertible into shares of common stock, which will result in additional dilution to you.

We currently have outstanding instruments which are convertible into shares of common stock, and we may need to issue similar instruments in the future. In the event that these convertible instruments are converted into shares of common stock outstanding stock, or that we make additional issuances of other convertible or exchangeable securities, you could experience additional dilution. Furthermore, we cannot assure you that we will be able to issue shares or other securities in any other offering at a price per share that is equal to or greater than the price per share paid by investors or the then current market price.

We may, in the future, issue additional shares of our common stock, which may have a dilutive effect on our current stockholders.

Our Articles authorizes the issuance of one hundred twenty-five million (125,000,000) shares of common stock, of which 146,898 shares were issued and outstanding as of March 28, 2022. The future issuance of our common stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

There can be no assurance that we will be able to comply with the continued listing standards of the Nasdaq Capital Market, a failure of which could result in a de-listing of our common stock.

The Nasdaq Capital Market requires that the trading price of its listed stocks remain above one dollar in order for the stock to remain listed. If a listed stock trades below one dollar for more than 30 consecutive trading days, then it is subject to delisting from the Nasdaq Capital Market. In addition, to maintain a listing on the Nasdaq Capital Market, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, and certain corporate governance requirements. If we are unable to satisfy these requirements or standards, we could be subject to delisting, which would have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we would expect to take actions to restore our compliance with the listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the minimum bid price requirement, or prevent future non-compliance with the listing requirements.

Risks Related to the Covid-19 Pandemic

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

Our business depends on our current and prospective customers’ ability and willingness to invest money in IT services, and more importantly cybersecurity projects, which in turn is dependent upon their overall economic health. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from COVID-19 and numerous other factors beyond our control, could cause a decrease in business investments, including corporate spending on enterprise software in general and negatively affect the rate of growth of our business. Uncertainty in the global economy makes it extremely difficult for our customers and us to forecast and plan future business activities accurately. This could cause our customers to revaluate decisions to purchase our product or to delay their purchasing decisions, which could lengthen our sales cycles.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company’s corporate office is located at 101 J Morris Commons Lane, Suite 105, Morrisville, North Carolina 27560. In January 2019, Data443, a wholly-owned subsidiary of the Company, entered into a five year lease for approximately 5,000 square feet of office space at this address. The Company believes that the office facilities are sufficient for the foreseeable future and this arrangement will remain until we determine there is a need for a change.

Items 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is currently quoted on the OTC Pink under the trading symbol “ATDS”.

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. All per share amounts are adjusted for the reverse stock split of 1-for-8 shares of common stock, which became effective on March 8, 2022.

Fiscal Year 2021	High Bid	Low Bid
First Quarter	$592.00	$96.00
Second Quarter	$206.40	$73.60
Third Quarter	$80.40	$25.00
Fourth Quarter	$28.00	$6.40

Fiscal Year 2020	High Bid	Low Bid
First Quarter	$12,640.00	$480.00
Second Quarter	$2,160.00	$152.00
Third Quarter	$3,888.00	$120.00
Fourth Quarter	$192.00	$77.60

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

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

Reports

We are subject to certain filing requirements and will furnish annual financial reports to our stockholders, audited by our independent registered public accounting firm, and will furnish un-audited quarterly financial reports in our quarterly reports filed electronically with the SEC. All reports and information filed by us can be found at the SEC website, www.sec.gov.

Transfer Agent

The Company has retained Madison Stock Transfer Inc., with an address of 2500 Coney Island Ave, Sub Level Brooklyn, New York 11223, with a telephone number of 718-627-4453, as its transfer agent.

Number of Equity Security Holders

As of March 28, 2022, there were 503 holders of record of our common stock. This does not include beneficial owners holding common stock in street name. As such, the number of beneficial holders of our shares could be substantially larger than the number of stockholders of record.

Dividend Policy

Holders of our common stock are entitled to receive dividends as may be declared from time to time by our board of directors. We have not paid any cash dividends since inception on our common stock and do not anticipate paying any in the foreseeable future. Our current policy is to retain earnings, if any, for use in our operations.

Recent Sales of Unregistered Securities

The following information represents securities sold by the Company within the past three years which were not registered under the Securities Act. Included are sales of reacquired securities, as well as new issues, securities issued in exchange for property, services, or other securities, and new securities resulting from the modification of outstanding securities. The information provided below does not give effect to the proposed reverse stock split described in the accompanying prospectus.

The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On January 4, 2021, the Company converted $45,390 of a promissory note into 742 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On January 6, 2021, the Company issued 475 shares of its Series B Preferred Stock in exchange for $35,000 of net proceeds from an investor. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On January 25, 2021, pursuant to the terms and conditions of a Note Purchase Agreement, the Company issued a Convertible Promissory Note (the “Quick Capital Note”) in the aggregate principal amount of $114,500, and received gross proceeds of $100,000 from the lender, Quick Capital, LLC (“Quick Capital”). The proceeds will be used for general corporate purposes. The Quick Capital Note (i) has a one-time interest charge of five percent (5%); (ii) is due and payable 90-days from issuance; and, (iii) can be converted into shares of the Company’s common stock upon an event of default, at a conversion price equal to the lesser of: (a) $0.01, or (b) 61% multiplied by the average of the two lowest trading prices for our Common Stock during the 20-days prior to the date of the conversion. In connection with, and as a condition to, the issuance of the Quick Capital Note, the Company also issued 358 shares of its common stock to Quick Capital. The Quick Capital Note and the shares of common stock were issued in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws.

●	On January 27, 2021, the Company converted $45,150 of a promissory note into 784 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On January 28, 2021, the Company issued 125 shares of its common stock to a consultant pursuant to an agreement with the consultant. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On February 3, 2021, the Company issued 79 shares of its common stock to a member of the Company’s Advisory Board. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On February 9, 2021, the Company converted $120,000 of a promissory note into 2,143 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On February 10, 2021, the Company converted $200,000 of a promissory note into 2,500 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	Effective February 12, 2021 Geneva Roth Remark Holdings, Inc. (“Geneva Roth”) and the Company finalized and closed the Securities Exchange Agreement (the “Geneva Exchange Agreement”). Geneva Roth was the holder of that certain Convertible Promissory Note in the original principal amount of Sixty Three Thousand Dollars ($63,000) dated September 10, 2020, with a maturity date of September 10, 2021 (the “Geneva Roth Note”). Pursuant to the Geneva Exchange Agreement, and solely in exchange for the Geneva Roth Note, Geneva Roth exchanged the Geneva Roth Note for six thousand five hundred sixty (6,560) shares of our Series B Preferred Stock. The Geneva Roth Note was thereafter cancelled and of no further force and effect. The issuance was exempt under Section 4(a)(2) and 3(a)(9) of the Securities Act.

●	On February 19, 2021, the Company converted $200,000 of a promissory note into 1,250 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On February 19, 2021, the Company converted $150,000 of a promissory note into 938 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On February 19, 2021, the Company issued 7,800 shares of its Series B Preferred Stock in exchange for $75,000 of net proceeds from an investor. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On February 19, 2021, the Company converted $100,000 of a promissory note into 1,250 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On February 24, 2021, the Company converted $200,000 of a promissory note into 2,500 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On February 25, 2021, the Company converted $325,000 of a promissory note into 1,355 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On March 15, 2021, the Company converted 4,500 shares of its Series B Preferred Stock into 481 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On March 16, 2021, the Company converted 2,060 shares of its Series B Preferred Stock into 220 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On March 24, 2021, the Company issued 5,300 shares of its Series B Preferred Stock in exchange for $50,000 of net proceeds from an investor. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On March 31, 2021, the Company issued 607 shares of its common stock to Maxim Partners LLC pursuant to an agreement with Maxim Partners LLC.. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On April 22, 2021 the Company issued 1,116 shares of its common stock upon the cashless exercise of a warrant. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On May 13, 2021, the Company issued 5,375 shares of its Series B Preferred Stock in exchange for $50,000 of net proceeds from an investor. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On May 21, 2021, the Company issued 383 shares of its common stock to Maxim Partners LLC pursuant to an agreement with Maxim Partners LLC. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On June 1, 2021, the Company converted 5,300 shares of its Series B Preferred Stock into 1,117 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On July 6, 2021, the Company issued 4,375 shares of its Series B Preferred Stock in exchange for $40,000 of net proceeds from an investor. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On July 12, 2021, the Company converted 1,800 shares of its Series B Preferred Stock into 785 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On July 16, 2021, the Company converted 2,000 shares of its Series B Preferred Stock into 963 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On August 5, 2021 the Company entered into and closed a financing transaction pursuant to the terms and conditions of a Purchase Agreement with Geneva. Pursuant to the Purchase Agreement, Geneva purchased from the Company five thousand three hundred seventy five (5,375) shares of the Company’s Series B Preferred stock at a total purchase price of $53,750. Geneva delivered gross proceeds of $50,000.00 to the Company (excluded were legal fees and a transaction fee charged by Geneva). Terms and conditions for the Company’s Series B Preferred Stock are summarized above.

●

On August 13, 2021, the Company closed a financing transaction pursuant to the terms and conditions of a Securities Purchase Agreement (the “GS Purchase Agreement”) with GS Capital Partners, LLC (“GS”). Pursuant to the GS Purchase Agreement, GS purchased from the Company a Convertible Promissory Note (the “GS Note”) in the aggregate principal amount of $157,500 (the “Principal Amount”), and delivered gross proceeds of $150,000.00 (excluded were legal fees and a transaction fee charged by GS). Interest on the Principal Amount of the GS Note accrues at the rate of 9% per annum. Repayment of all amounts due under the GS Note shall be tendered on the 12-month anniversary of the GS Note. The GS Note may be prepaid in whole at any time during the first 6-months with a prepayment penalty. No prepayment is allowed after 6-months. The GS Note can be converted by GS into shares of the Company’s common stock at any time following 180-days after issuance of the GS Note. The conversion price is equal to 61% of the lowest trading price during the 20 consecutive trading days immediately preceding the date of conversion. The conversion price is subject to adjustment for stock splits, reverse stock splits, stock dividends, and other similar transactions and terms. As additional consideration for the purchase of the GS Note the Company also issued to GS 331 shares of the Company’s common stock.

●	On August 13, 2021, the Company closed a financing transaction pursuant to the terms and conditions of a Securities Purchase Agreement (the “One44 Purchase Agreement”) with One44 Capital LLC (“One44”). Pursuant to the One44 Purchase Agreement, One44 purchased from the Company a Convertible Promissory Note (the “One44 Note”) in the aggregate principal amount of $157,500 (the “Principal Amount”), and delivered gross proceeds of $150,000.00 (excluded were legal fees and a transaction fee charged by One44). Interest on the Principal Amount of the One44 Note accrues at the rate of 9% per annum. Repayment of all amounts due under the One44 Note shall be tendered on the 12-month anniversary of the One44 Note. The One44 Note may be prepaid in whole at any time during the first 6-months with a prepayment penalty. No prepayment is allowed after 6-months. The One44 Note can be converted by One44 into shares of the Company’s common stock at any time following 180-days after issuance of the One44 Note. The conversion price is equal to 61% of the lowest trading price during the 20 consecutive trading days immediately preceding the date of conversion. The conversion price is subject to adjustment for stock splits, reverse stock splits, stock dividends, and other similar transactions and terms. As additional consideration for the purchase of the One44 Note the Company also issued to One44 331 shares of the Company’s common stock.

●	On August 18, 2021, the Company closed a financing transaction pursuant to the terms and conditions of a Securities Purchase Agreement (the “Fast Capital Purchase Agreement”) with Fast Capital, LLC (“Fast Capital”). Pursuant to the Fast Capital Purchase Agreement, Fast Capital purchased from the Company a Convertible Promissory Note (the “Fast Capital Note”) in the aggregate principal amount of $157,500 (the “Principal Amount”), and delivered gross proceeds of $150,000.00 (excluded were legal fees and a transaction fee charged by Fast Capital). Interest on the Principal Amount of the Fast Capital Note accrues at the rate of 9% per annum. Repayment of all amounts due under the Fast Capital Note shall be tendered on the 12-month anniversary of the Fast Capital Note. The Fast Capital Note may be prepaid in whole at any time during the first 6-months with a prepayment penalty. No prepayment is allowed after 6-months. The Fast Capital Note can be converted by Fast Capital into shares of the Company’s common stock at any time following 180-days after issuance of the Fast Capital Note. The conversion price is equal to 61% of the lowest trading price during the 20 consecutive trading days immediately preceding the date of conversion. The conversion price is subject to adjustment for stock splits, reverse stock splits, stock dividends, and other similar transactions and terms. As additional consideration for the purchase of the Fast Capital Note the Company also issued to Fast Capital 394 shares of the Company’s common stock.

●	On August 23, 2021, the Company converted 2,500 shares of its Series B Preferred Stock into 1,306 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On August 24, 2021, the Company converted 3,000 shares of its Series B Preferred Stock into 1,567 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On August 30, 2021, the Company converted 2,300 shares of its Series B Preferred Stock into 1,226 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On September 10, 2021 the Company entered into and closed a financing transaction pursuant to the terms and conditions of a Purchase Agreement with Geneva. Pursuant to the Purchase Agreement, Geneva purchased from the Company five thousand three hundred seventy five (5,375) shares of the Company’s Series B Preferred stock at a total purchase price of $53,750. Geneva delivered gross proceeds of $50,000.00 to the Company (excluded were legal fees and a transaction fee charged by Geneva). Terms and conditions for the Company’s Series B Preferred Stock are summarized above.

●	On September 22, 2021, the Company converted $30,000 of a promissory note into 1,764 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On September 27, 2021, the Company converted 2,000 shares of its Series B Preferred Stock into 1,298 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On October 4, 2021, the Company converted 3,300 shares of its Series B Preferred Stock into 2,317 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On October 19, 2021, the Company converted $30,000 of a promissory note into 2,536 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On October 27, 2021 the Company entered into and closed a financing transaction pursuant to the terms and conditions of a Purchase Agreement with Geneva. Pursuant to the Purchase Agreement, Geneva purchased from the Company five thousand three hundred seventy five (5,375) shares of the Company’s Series B Preferred stock at a total purchase price of $53,750. Geneva delivered gross proceeds of $50,000.00 to the Company (excluded were legal fees and a transaction fee charged by Geneva). Terms and conditions for the Company’s Series B Preferred Stock are summarized above.

●	On November 8, 2021, the Company converted $30,000 of a promissory note into 3,036 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On November 15, 2021, the Company converted 2,000 shares of its Series B Preferred Stock into 2,255 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On November 18, 2021, the Company converted 3,375 shares of its Series B Preferred Stock into 4,489 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On December 1, 2021 the Company entered into and closed a financing transaction pursuant to the terms and conditions of a Purchase Agreement with Geneva. Pursuant to the Purchase Agreement, Geneva purchased from the Company four thousand eight hundred seventy five (4,875) shares of the Company’s Series B Preferred stock at a total purchase price of $48,750. Geneva delivered gross proceeds of $45,000.00 to the Company (excluded were legal fees and a transaction fee charged by Geneva). Terms and conditions for the Company’s Series B Preferred Stock are summarized above.

●	On December 7, 2021, the Company converted $20,000 of a promissory note into 4,480 shares of its common stock. The issuance was exempt under Section 4(a)(2) of the Securities Act.

Repurchase of Equity Securities

None.

Information About Our Equity Compensation Plans

The information required under this heading is incorporated herein by reference to the applicable information set forth in Item 12 of this Annual Report on Form 10-K.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our results of operations and financial condition for fiscal years ended December 31, 2021 and 2020, should be read in conjunction with our consolidated financial statements and the related notes and the other financial information that are included elsewhere in this Annual Report. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors,” “Special Note Regarding Forward-Looking Statements,” and “Business” sections in this Annual Report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

On January 5, 2022, we announced the approval of a reverse stock split of our common stock and a reduction in the number of authorized, each within a specified range, with a final decision to be made by our board of directors. On January 6, 2022, we were advised by the Nevada Secretary of State that it had accepted the Company’s filing of a Certificate of Amendment to the Articles of Incorporation, with a filing and effective date of January 6, 2022 (the “Certificate of Change”). The Certificate of Change (i) reduced the number of authorized shares of common stock to one hundred twenty-five million (125,000,000); and, (ii) effected a reverse stock split (the “Reverse Stock Split”) of its issued common stock in a ratio of 1-for-8. The preferred stock of the Company was not changed. Trading of our common stock began on a split-adjusted basis on March 8, 2022. All common stock and per share data have been retroactively adjusted for the impact of the split.

Overview

CARES Act

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020. There are several different provisions with the CARES Act that impact income taxes for corporations. While we continue to evaluate the tax implications, we believe these provisions will not have a material impact to the financial statements.

Additionally, the Company has applied for, and has received, funds under the Paycheck Protection Program (the “PPP Loan”) after the period covered in these financial statements in the amount of $339,000. The Company has had this liability forgiven as part of the program.

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

Results of Operations for the Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

Our operations for the year ended December 31, 2021 and 2020 are outlined below:

	Years Ended
	December 31,
	2021	2020	Change	%
Revenue	$3,609,494	$2,474,627	$1,134,867	46%
Cost of revenue	546,888	303,515	243,373	80%
Gross Profit	3,062,606	2,171,112	891,494	41%
Gross Profit Percentage	85%	88%	(3)%	(3)%

Operating expense	5,699,845	6,071,597	(371,752)	(6)%
Other expense	(3,837,915)	(10,006,700)	6,168,785	(62)%
Net loss	$(6,475,154)	$(13,907,185)	$7,432,031	(53)%

Revenue

The increase in revenue was primarily due to continued growth in our financial services customer base, increases in our multi-year renewals and new contracts that are subscription-based. Our Enhanced File Transfer capabilities continue to grow and our customers’ reliance on them are becoming more focused and centralized. This reliance powers incredible business transformation activities, including functions we’ve announced such as over ‘6 nines’ of uptime for over a decade for one customer. Additionally, our data-archiving business that was heavily on-premises based and perpetual software in the past, is now quickly migrating to our cloud-based facilities we invested in other the past few years . Our hosting model contributes higher margins, recurring ARR and a better experience for our customers. Additionally, it greatly accelerates the adoption of other products that Data443 already offers and plans to offer in the future.

Cost of revenue

Cost of revenue consists of direct expense, such as sales commission, shipping, and supplies. We continue to manage a requisite ratio of expenses to revenues model within the company. The increase in cost of revenue was primarily due to an increase in revenue, with pointed and focused investments in marketing spend and customer outreach.

For the years ended December 31, 2021 and 2020 our operating expenses are as follows:

	Years Ended
	December 31,
	2021	2020	Change	%
Operating expenses
General and administrative	$5,433,113	$5,830,703	$(397,590)	(7)%
Sales and marketing	266,732	240,894	25,838	11%
Total operating expenses	$5,699,845	$6,071,597	$(371,752)	(6)%

General and Administrative Expenses

The general and administrative expenses primarily consisted of management costs, costs to integrate assets we acquired and to expand sales, product enhancements, audit and review fees, filing fees, professional fees, and other expenses related to SEC reporting, including the re-classification of sales-related management expenses, in connection with the projected growth of the Company’s business. The decrease in general and administrative expense was primarily due to a decrease in amortization and stock-based compensation offset by an increase insurance and conference expense.

Sales and Marketing Expenses

The sales and marketing expenses primarily consisted of developing a sales operation, with some previously reported expenses, primarily management costs, reclassified to general and administrative expenses. The increase in sales and marketing expense was primarily due to an increase in advertising and marketing expenses.

Other income (expense)

Other expense for the year ended December 31, 2021 consisted of non-dilutional significant short-term interest expense, loss on change in fair value of derivative, and gain on settlement of debt. Other expense for the year ended December 31, 2020 consisted of interest expense, loss on impairment of intangible asset, loss on change in fair value of derivative, and loss on settlement on debt. The decrease in other expense was primarily due to change in fair value of derivative liabilities.

Net Loss

The net loss for the year ended December 31, 2021 was mainly derived from an operating loss of $2,637,239, and interest expense of $3,334,413 and loss on change in fair value of derivative liability of $614,658. The net loss for the year ended December 31, 2020 was mainly derived from an operating loss of $3,900,485, and loss on change in fair value of derivative liability of $7,406,416.

Cash Flow for the Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

Liquidity and Capital Resources

The following table provides selected financial data about our company as of December 31, 2021 and 2020, respectively.

Working Capital

The following table provides selected financial data about our company as of December 31, 2021 and 2020, respectively.

	December 31,	December 31,
	2021	2020	Change	%
Current assets	$1,297,304	$195,286	$1,102,018	564%
Current liabilities	$4,502,937	$5,615,034	$(1,112,097)	(20)%
Working capital deficiency	$(3,205,633)	$(5,419,748)	$2,214,115	(41)%

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of December 31, 2021, our principal sources of liquidity were cash of $1,204,933, trade accounts receivable of $21,569 and prepaid and other current assets of $70,802, as compared to cash of $58,783 and trade accounts receivable of $136,503 as of December 31, 2020.

During the last two years, and through the date of this Annual Report, we have faced an increasingly challenging liquidity situation that has severely limited our ability to execute our operating plan. We generated no revenue until the fourth quarter of 2018, though we have actively prepared to initiate business in the data security market. We have also been required to maintain our corporate existence, satisfy the requirements of being a public company, and have chosen to become a mandatory filer with the SEC. We will need to obtain capital to continue operations. There is no assurance that we will be able to secure such funding on acceptable (or any) terms. During the year ended December 31, 2021 and 2020, we reported a loss from operations of $2,637,239 and $3,900,485, respectively, and had negative cash flows used in operating activities of $875,789 and $758,479, respectively, for the same periods.

As of December 31, 2021, we had assets of cash in the amount of $1,204,933 and other current assets in the amount of $92,371. As of December 31, 2020, we had current liabilities of $3,815,945. The Company’s accumulated deficit as of December 31, 2021 was $42,111,274.

As of December 31, 2020, we had assets of cash in the amount of $58,783 and other current assets in the amount of $136,503. As of December 31, 2020, we had current liabilities of $5,638,809. The Company’s accumulated deficit as of December 31, 2020 was $35,542,359.

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

If we are unable to obtain sufficient amounts of additional capital, we may have to cease filing the required reports and cease operations completely. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock.

Cash Flow

	Years Ended
	December 31,
	2021	2020	Change
Cash used in operating activities	$(855,540)	$(758,479)	$(97,061)
Cash used in investing activities	$(138,331)	$(461,400)	$323,069
Cash provided by financing activities	$2,140,021	$1,259,989	$880,032
Cash on hand	$1,204,933	$58,783	$1,146,150

Operating Activities

During the year ended December 31, 2021, our Company used $855,540 in operating activities, compared to $758,479 during the year ended December 31, 2020. Cash used in operation activities was primarily due to a decrease in operating liabilities.

Investing Activities

During the year ended December 31, 2021, we used funds in investing activities of $138,331 to acquire property and equipment. During the year ended December 31, 2020, we used funds in investing activities of $315,000 to acquire intellectual property and $146,400 to acquire property and equipment.

Financing Activities

During the year ended December 31, 2021, we raised $846,801 through the issuance of Common stock; $525,000 through the issuance of Series B Preferred Stock; $1,482,000 from issuance of convertible debt; $4,377,226 from issuance of notes payable; and, $366,943 from loan from related party, offset in part through redemption of Series B Preferred Stock of $63,999; repayment of convertible note payable of $45,000; repayment of $4,577,578 on notes payable; repayment to related party of $680,807 and, $90,565 of capital lease payments. By comparison, during the year ended December 31, 2020, we raised $50,000 through the issuance of Series B Preferred Stock; $1,502,250 from issuance of convertible debt; $2,147,996 from issuance of notes payable; and, $299,173 from loan from related party, offset in part through repayment of $1,689,846 on notes payable; repayment to related party of $976,257 and, $73,327 of capital lease payments.

We are dependent upon the receipt of capital investment or other financing to fund our ongoing operations and to execute our business plan. In addition, we are dependent upon our controlling stockholder to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our plan of operations.

Going Concern

The consolidated financial statements accompanying this Annual Report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our Company has generated very limited revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the ability of our company to obtain necessary financing to achieve our operating objectives, and the attainment of profitable operations. As of December 31, 2021, our Company has an accumulated deficit and working capital deficiency. We do not have sufficient working capital to enable us to carry out our plan of operation for the next twelve months.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the consolidated financial statements for the year ended December 31, 2021, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Management’s Plans

Our plan is to continue to grow our business through strategic acquisitions, and then expand selling across our subsidiaries and affiliated companies. We continue to focus heavily on our renewals business that we inherit from our acquisitions. During the next twelve months, we anticipate incurring costs related to (i) filing of Exchange Act reports; and, (ii) operating our businesses. We will require additional operating capital to maintain and continue operations. We will need to raise additional capital through debt or equity financing, and there is no assurance we will be able to raise the necessary capital. We expect our cost basis for fundraising to be significantly less if we are able to be listed on a major stock exchange. We also expect our equity components to have more value as part of our acquisitions and by virtue be less costly for The Company.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information under this Item.

Critical Accounting Policies

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of income and expense during the reporting periods presented.

Our critical estimates include revenue recognition and intangible assets. Although we believe that these estimates are reasonable, actual results could differ from those estimates given a change in conditions or assumptions that have been consistently applied. We also have other policies that we consider key accounting policies, such as our policy for revenue recognition, however, the application of these policies does not require us to make significant estimates or judgments that are difficult or subjective.

The critical accounting policies used by management and the methodology for its estimates and assumptions are as follows:

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information under this Item.

Item 8. Financial Statements and Supplemental Data.

The information required by this Item is incorporated herein by reference to the consolidated financial statements and supplementary data set forth in Item 15. Exhibits, Financial Statement Schedules of Part IV of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on its evaluation, management concluded as of December 31, 2021 that our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting, described below in Management’s Report on Internal Control Over Financial Reporting. Notwithstanding the identified material weaknesses, management believes the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Management’s Report on Internal Control Over Financial Reporting

Our Principal Executive Officer and Principal Financial Officer, our responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. An evaluation was performed of the effectiveness of the Company’s internal control over financial reporting. The evaluation was based on the framework in 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the criteria set forth in 2013 Internal Control — Integrated Framework, our management concluded that, as of December 31, 2021 our internal control over financial reporting was not effective because of the identification of material weaknesses described as follows:

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

Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

Management of the Company is committed to improving its internal controls and intends to (i) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities; (ii) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel; (iii) seek to add a full-time Chief Financial Officer to replace Mr. Remillard when the Company has adequate financial resources; and, (iv) appoint outside directors and audit committee members in the future.

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

Item 9B. Other Information.

None.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Each of our directors holds office until the next annual meeting of our stockholders or until his or her successor has been elected and qualified, or until his or her earlier death, resignation, or removal. Our executive officers are appointed by our Board and serve until their respective successors are elected and appointed and qualify until their earlier resignation or removal from office.

Our current directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position held with Our Company	Age	Date First Elected or Appointed

Jason Remillard	President; Chief Executive Officer; Chairman; Chief Financial Officer; Secretary	48	November 2017

Nanuk Warman	Chief Financial Officer	49	December 2021

Business Experience

Jason Remillard

Jason Remillard is our President, Chief Executive Officer, and Director, positions he has held since November 2017. From November 2017 until May 2019, Mr. Remillard also served as our Chief Financial Officer. Mr. Remillard once again assumed the position of Chief Financial Officer on January 23, 2020. Mr. Remillard resigned his position as our Chief Financial Officer on December 3, 2021, when Mr. Warman assumed the position.

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

Immediately prior to forming Data443, Mr. Remillard focused on building an award-winning data privacy and compliance product – ClassiDocs™. During this period he focused on enterprise customer relationships, strategic industry partnerships and setting the foundation for a new and unique entry into the global and growing data privacy and compliance marketplace. Prior to this, he relocated to New York City to serve as VP of Security Architecture and Engineering for Deutsche Bank and managed a large and complex portfolio of technology and staff globally, including risk management, data security and enterprise compliance programs. During the last five years Mr. Remillard also led a large global diversified security products portfolio for Dell Software (formerly Quest Software), with over 4,000 active customers, development & marketing teams, and international distribution channels. In addition to Mr. Remillard’s previous years as a management consultant for IBM Corporation, he has also developed, marketed, and successfully managed five other startups in the cyber security space. With almost 30 years of enterprise IT, business development and product sales experience, Mr. Remillard continues to execute on his vision of simplifying important security capabilities to protect important assets.

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

Mr. Remillard devotes one hundred percent (100%) of his time to us. Based upon his experience and expertise in the data security space, we believe Mr. Remillard is an ideal candidate to head the Company and serve on our Board of Directors.

Nanuk Warman

Effective December 3, 2021, Nanuk Warman, CPA, CMA, CFA was appointed Chief Financial Officer of the Company.

Mr. Warman, 49, has more than 23 years of experience in corporate accounting and finance for US and Canadian publicly listed companies, specializing in US GAAP and IFRS financial reporting requirements. He has been the Managing partner of PubCo Reporting, Inc. since 2010, and has extensive experience in the areas of complex debt and equity transaction accounting, mergers and acquisitions and reverse mergers.

Mr. Waman has worked with the Company for the past three years as an independent consultant and has extensive knowledge of the Company’s business and financial history.

Family Relationships

There are no family relationships between any of our officers and directors.

Legal Proceedings

To our knowledge, (i) no director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it during the past ten years; (ii) no director or executive officer has been convicted of a criminal offense or is the subject of a pending criminal proceeding during the past ten years; (iii) no director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities during the past ten years; and (iv) no director or officer has been found by a court to have violated a federal or state securities or commodities law during the past ten years.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers, and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish us with copies of all reports filed by them in compliance with Section 16(a). We are required to disclose delinquent filings of reports by such persons.

Based solely on our review of certain reports filed with the SEC pursuant to Section 16(a) of the Exchange Act, we believe that all Section 16(a) filing requirements applicable to our executive officers, directors, and 10% or greater beneficial stockholders were met during the fiscal years ended December 31, 2021 and 2020, except as follows:

Jason Remillard, CEO of the Company, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the 2020 fiscal year. Mr. Remillard entered into two transactions that were not reported on a timely basis, via the filing of a Form 4 or Form 5 in the 2020 fiscal year. Mr. Remillard will report each of such transactions on Form 5 within 10 days following the date of filing of this Annual Report.

Corporate Governance

Board Committees and Charters

Our board of directors does not maintain a separate audit, nominating and corporate governance or compensation committee. Functions customarily performed by such committees are performed by our board of directors as a whole. We do not currently have an “audit committee financial expert” since we currently do not have an audit committee.

Code of Business Conduct

The Company has adopted a code of ethics that applies to the its Chief Executive Officer and our Chief Financial Officer, who is our Principal Accounting Officer. We will provide any person a copy of our code of ethics without charge upon request to 101 J Morris Commons Lane, Suite 105, Morrisville, North Carolina 27560, Attention: Jason Remillard.

Board Diversity

While we do not have a formal policy on diversity, our board of directors considers diversity to include the skill set, background, reputation, type and length of business experience of our board of directors members, as well as, a particular nominee’s contributions to that mix. Our board of directors believes that diversity brings a variety of ideas, judgments, and considerations that can benefit our stockholders and us.

Stockholder Communications

We do not have a formal policy regarding communications with our board of directors, or for the consideration of director candidates recommended by stockholders. To date, no stockholders have made any such recommendations.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth certain compensation awarded to, earned by, or paid to the following “named executive officers,” which is defined as follows:

(a)	all individuals serving as our principal executive officer during the year ended December 31, 2021 and 2020; and

(b)	each of our two other most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2021 and 2020.

We did not have any individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer as of the fiscal year ended December 31, 2021.

			Stock	Option	All Other
	Fiscal	Salary	Awards	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)

Jason Remillard	2021	201,441	-	6,834	-	201,441
Chief Executive Officer and Director(1)	2020	163,282	216,000	-	-	379,283

Nanuk Warman	2021	10,000	-	-	-	10,000
Chief Financial Officer(2)

(1) Mr. Remillard served as our Chief Financial Officer from January 24, 2020 until December 3, 2021.

(2) Mr. Warman serves as our Chief Financial Officer since December 3, 2021.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding stock options and stock awards held by our Named Executive Officers as of December 31, 2021:

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options: Exercisable	Number of Securities Underlying Unexercised Options: Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Jason Remillard	3	-	-	$62,400	December 30, 2028	-	-	-	-
	-	18	-	$10,062	February 9, 2031	-	-	-	-
	-	-	-	-	-	18	$157	-	-	*

Employment Agreements

Jason M. Remillard Employment Agreement

Effective March 1, 2019, Mr. Remillard and the Company entered into an employment agreement (the “Remillard Employment Agreement”) providing for at-will employment, each party having the right to terminate the employment relationship at any time for any reason or no reason.

The Remillard Employment Agreement provides that Mr. Remillard will be employed by the Company as President and Chief Executive Officer. Under the Remillard Employment Agreement, Mr. Remillard’s receives a base salary of $180,000 annually. Mr. Remillard is also entitled to receive restricted stock awards (“RSAs”) every six months until such time as Mr. Remillard is no longer employed by the Company. Each RSA consists of a number of shares of the Company’s common stock equal to the value of $45,000 under the Company’s 2019 Omnibus Incentive Plan (the “2019 Plan”). The RSAs vest in full six months from date of grant.

Each quarter, Mr. Remillard is also entitled to receive incentive stock options to purchase common stock of the Company up to a value of $35,000, in accordance with the vesting schedule determined by the administrator of the 2019 Plan.

Under the Remillard Employment Agreement, Mr. Remillard is entitled to participate in all employee benefit programs that the Company establishes and makes available to its employees from time to time, including the Company’s health and dental plans.

Nanuk Warman Employment Agreement

Effective December 3, 2021, Mr. Warman and the Company entered into an employment agreement (the “Warman Agreement”) providing for an initial term of one month beginning on December 1, 2021 with successive three-month automatic renewals unless either part modifies or terminates such agreement in accordance with the provisions thereof.

The Warman Agreement provides that Mr. Warman will be employed by the Company as a contractor, and his employment may be terminated by him or the Company at any time. Mr. Warman will receive $10,000 per month and additionally, subject to the Board’s approval, Mr. Warman will be granted an incentive stock option to purchase on a quarterly basis up to $30,000 worth of shares of the Company’s common stock, vesting 100% on the second anniversary of the grant date. Options shall be subject to, and governed by, the applicable option plans and agreements. Additionally, Mr. Warman is entitled to receive incentive stock options to purchase common stock of the Company up to a value of $50,000, vesting 100% on the second anniversary of the grant date.

The Warman Agreement will terminate five days following (a) receipt by Mr. Warman of written notice by the Company to terminate the Warman Agreement with Cause, (b) receipt by Mr. Warman of written notice by the Company to terminate the Warman Agreement without Cause, (c) receipt by the Company of written notice by Mr. Warman to terminate the Warman Agreement with Cause, or (d) receipt by the Company of written notice by Mr. Warman to terminate the Warman Agreement without Cause. Whether termination is initiated by the Company or Mr. Warman, the day of termination shall be five days after written notice is given.

For the purpose of the Warman Agreement the term “Cause” shall mean:

As to Mr. Warman:

i)	Mr. Warman breaches a material term of the Warman Agreement;

ii)	Mr. Warman fails any current or future background check; or

iii)	Mr. Warman files a petition in a court of bankruptcy or is adjudicated a bankrupt.

As to the Company:

i)	If the Company breaches the Warman Agreement or (1) fails to make any cash payment to Mr. Warman as set forth in such agreement, (2) fails to issue the equity compensation to Mr. Warman as set forth in such agreement, or (3) fails to provide information requested by Mr. Warman necessary for the Mr. Warman to provide agreed upon services to the Company;

ii)	If the Company ceases business:

iii)	If the Company sells a controlling interest to a third party, or agrees to a consolidation or merger of itself with or into another corporation, or sells substantially all of its assets to another corporation, entity or individual;

iv)	If the Company has a receiver appointed for its business or assets, or otherwise becomes insolvent or unable to timely satisfy its obligations in the ordinary course of business, or if the Company makes a general assignment for the benefit of creditors, has instituted against it any bankruptcy proceeding for reorganization for rearrangement of its financial affairs, files a petition in a court of bankruptcy, or is adjudicated a bankrupt; or

v)	If any of the disclosures made by the Company herein, or its officers, directors, or designated representatives, to the Securities Exchange Commission, to the Company’s PCAOB auditor, or to the press, or to an individual or audience in an investor or trade presentation, or subsequent hereto, are determined to be materially false or misleading.

Mr. Warman is an independent contractor and not an employee of the Company. Mr. Warman will not be eligible for any employee benefits, and the Company will not make deductions from Mr. Warman’s remuneration for taxes (except as otherwise required by applicable law or regulation). The full text of the Warman Agreement has been filed as an exhibit to this Annual Report.

Director Compensation

Our board of directors does not currently receive any consideration for their services as members of our board of directors. Our board of directors reserves the right in the future to award the members of the board of directors cash or stock based consideration for their services to us, which awards, if granted shall be in the sole determination of the board of directors.

Executive Compensation Philosophy

Our board of directors determines the compensation given to our executive officers in their sole determination. Our board of directors reserves the right to pay our executive or any future executives a salary, and/or issue them shares of common stock in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our board of directors has not granted any performance base stock options to date, the board of directors reserves the right to grant such options in the future, if the board of directors in its sole determination believes such grants would be in our best interests.

Incentive Bonus

Our board of directors may grant incentive bonuses to our executive officers and/or future executive officers in its sole discretion, if the board of directors believes such bonuses are in our best interests, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

Long-term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support our long-term business strategy we may award our executives and any future executives with long-term, stock-based compensation in the future, at the sole discretion of our board of directors. We do not currently have any immediate plans to grant any additional awards.

Our 2019 Plan was adopted by our Board of Directors on May 16, 2019 and by a majority of our voting securities on June 24, 2019. The 2019 Plan permits the granting of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and dividend equivalent rights to eligible employees, directors and consultants. We grant options to purchase shares of common stock under the 2019 Plan at no less than the fair value of the underlying common stock as of the date of grant. Options granted under the Plan have a maximum term of ten years.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 28 2022, certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60-days of the date of this table. In determining the percent of common stock owned by a person or entity as of the date of this Annual Report (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding as of the date of this Annual Report, which is 146,898 shares, and (ii) the total number of shares of common stock that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

	Number of Shares	Percentage of
Name & Address (1)	Beneficially Owned (2)	Outstanding Shares (2)

Executive Officers & Directors
Jason Remillard	13,955	9.50	%(3)
Nanuk Warman	-	-
All current executive officers and directors as a group (2 people)	13,955	9.50	%(3)

5% Stockholders
Jason Remillard	13,955	9.50	%(3)

(1)	The mailing address for each officer and director is c/o Data443 Risk Mitigation, Inc., 101 J Morris Commons Lane, Suite 105, Morrisville, North Carolina 27560.

(2)	Includes (i) 150,000,000 shares which would be issued to Mr. Remillard upon conversion of his Series A Shares; (ii) three options to purchase shares of common stock; and, (iii) 379 shares of common stock currently owned by Mr. Remillard.

(3)	Mr. Remillard does not have the right to convert Series A Shares to common stock if he would beneficially own in excess of 9.50% of the number of shares of our common stock outstanding immediately after giving effect to the conversion, and the percentages set forth give effect to such limitation.

Changes in Control

We are not aware of any arrangements that may result in “changes in control” as that term is defined by the provisions of Item 403 of Regulation S.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Jason Remillard is our Chief Executive Officer and sole director. Through his ownership of Series A Shares, Mr. Remillard has voting control over all matters to be submitted to a vote of our stockholders.

In January 2018 the Company acquired substantially all of the assets of Myriad Software Productions, LLC, which is owned 100% by Mr. Remillard. Those assets were comprised of the software program known as ClassiDocs, and all intellectual property associated therewith. This acquisition changed the Company’s status to no longer being a “shell” under applicable securities rules. In consideration for the acquisition, the Company agreed to a purchase price of $1,500,000 comprised of: (i) $50,000 paid at closing; (ii) $250,000 in the form of our promissory note; and (iii) $1,200,000 in shares of our common stock, valued as of the closing, which equated to 100 shares of our common stock. The shares were issued in the form of 144,000 shares of the Company’s Series A Shares as part of the consideration under the Share Settlement Agreement dated August 14, 2020.

On September 16, 2019, the Company entered into an Asset Purchase Agreement with DMBGroup, LLC, as discussed in Note 4. Amounts owed to DMBGroup, LLC including the note payable of $940,000 and member loans of $97,689 were recorded as amounts due to a related party. During the year ended December 31, 2021 and 2020, the Company repaid note payable of $281,638 and $458,275 including interest expense of $9,992 and $35,096, respectively. As of December 31, 2021 and 2020, the Company had recorded a liability to DMBGroup totaling $123,745 and $405,382, respectively.

During the year ended December 31, 2021, the Company borrowed $231,150 from our CEO, our CEO paid operating expenses of $135,793 on behalf of the Company and the Company repaid $399,169 to our CEO. During the year ended December 31, 2020, our CEO paid operating expenses of $299,173 on behalf of the Company and the Company repaid $303,079 to our CEO.

During the year ended December 31, 2020, our CEO repaid $135,000 to purchase convertible note of $81,000 and a prepayment penalty of $54,000. As a result, the Company recorded $54,000 as loss on settlement of debt.

During the year ended December 31, 2020 we issued to our CEO a total of 148,666 shares of Series A Shares.

As of December 31, 2021 and 2020, the Company had due to related party of $247,366 and $561,230, respectively, which arose from the DMB transaction to acquire DataExpress™.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officer(s), Director(s) and significant stockholders. We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof. On a moving forward basis, our director will continue to approve any related party transaction.

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

Item 14. Principal Accountant Fees and Services.

The following table provides information regarding the fees billed to us by TPS Thayer in the years ended December 31, 2021 and 2020. All fees described below were approved by Board:

	For the years ended December 31,
	2021	2020
Audit Fees (1)	$68,000	$76,000

Audit Related Fees (2)	-	-

Tax Fees (3)	-	-

All Other Fees (4)	-	-

Total Fees:	$68,000	$76,000

(1)	Audit Fees include fees for services rendered for the audit of our consolidated financial statements, included in our Annual Report on Form 10-K.

(2)	Audit Related Fess consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

(3)	Tax Fees consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees consists of fees for other miscellaneous items.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)		The following documents are filed as part of this Annual Report on Form 10-K:

	(1)	Financial Statements – See Index on page F-1 of this report

(b)		The following exhibits are filed herewith as a part of this report

		Incorporated by Reference
Exhibit				Filing Date/
Number	Exhibit Description	Form	Exhibit	Period End Date

3.1	Amended and Restated Articles of Incorporation of the Company, dated May 1, 2018.	10-12G	3.2	1/11/2019

3.2	Certificate of Designation for Preferred Series A Stock of the Company, dated May 28, 2008.	10-12G	3.4	1/11/2019

3.3	Amendment to Certificate of Designation for Preferred Series A Stock of the Company, dated April 27, 2018.	10-12G	3.4	1/11/2019

3.4	Bylaws of the Company.	10-SB	I	1/4/2000

3.5	Certificate of Amendment to the Company’s Articles of Incorporation dated August 17, 2020.	8-K	3.1	8/21/2020

3.6	Certificate of Designation for Preferred Series B Stock of the Company, dated November 25, 2020.	8-K	3.1	12/2/2020

3.7	Certificate of Amendment to the Company’s Articles of Incorporation dated December 15, 2020, increasing the number of authorized shares of Common Stock to 1.8 billion.	8-K	3.1	12/17/2020

3.8	Certificate of Amendment to the Company’s Articles of Incorporation dated April 21, 2021.	8-K	3.1	4/27/2021

3.9	Certificate of Amendment to the Company’s Articles of Incorporation dated January 10, 2021.	8-K	3.1	6/21/2021

3.10	Certificate of Change to the Company’s Articles of Incorporation dated January 6, 2022.	8-K	3.1	3/11/2022

4.1*	Description of Securities

4.2	Warrant Exchange Notes issued as of 17 November 2020 in the total original principal amount of $100,000.	10-K	4.7	3/23/2021

4.3	Common Stock Purchase Warrant issued in favor of Triton Funds LP on December 11, 2020.	8-K	4.1	12/17/2020

4.4	Common Stock Purchase Warrant (the “First Warrant”) issued in favor of Auctus Fund, LLC on 23 April 2021.	8-K	4.1	4/27/2021

4.5	Common Stock Purchase Warrant (the “Second Warrant”) issued in favor of Auctus Fund, LLC on April 22, 2021.	8-K	4.2	4/27/2021

4.6	Common Stock Purchase Warrant (the “First Warrant”) issued in favor of Auctus Fund, LLC on 30 July 2021 for the purchase of 62,667 shares of Common Stock at $4.50 per share.	10-Q	4.11	8/03/2021

4.7	Common Stock Purchase Warrant (the “Second Warrant”) issued in favor of Auctus Fund, LLC on 30 July 2021 for the purchase of 62,667 shares of Common Stock at $4.50 per share.	10-Q	4.12	8/03/2021

4.8*	Common Stock Purchase Warrant (the “First Warrant”) issued in favor of Jefferson Street Capital LLC on 28 September 2021.

4.9*	Common Stock Purchase Warrant (the “Second Warrant”) issued in favor of Jefferson Street Capital LLC on 28 September 2021.

4.10*	Convertible Promissory Note issued the Company in favor of Jefferson Street Capital LLC on 28 September 2021 in the original principal amount of $110,000.

4.11	Common Stock Purchase Warrant (the “First Warrant”) issued in favor of Mast Hill Fund, LP on 19 October 2021.	10-Q	4.13	10/26/2021

4.12	Common Stock Purchase Warrant (the “Second Warrant”) issued in favor of Mast Hill Fund, LP on 19 October 2021.	10-Q	4.14	10/26/2021

4.13*	Common Stock Purchase Warrant issued in favor of Westland Properties, LLC on 21 December 2021.

4.14*	Convertible Promissory Note issued the Company in favor of Westland Properties, LLC on 21 December 2021 in the original principal amount of $555,555.

4.15*	Convertible Promissory Note issued the Company in favor of GS Capital Partners, LLC on 11 February 2022 in the original principal amount of $207,500.

4.16*	Convertible Promissory Note issued the Company in favor of One44 Capital LLC on 11 February 2022 in the original principal amount of $160,000.

4.17*	Convertible Promissory Note issued the Company in favor of Fast Capital, LLC on 14 February 2022 in the original principal amount of $207,500.

4.18*	Convertible Promissory Note issued the Company in favor of Root Ventures, LLC on 1 March 2022 in the original principal amount of $207,500.

4.19*	Convertible Promissory Note issued the Company in favor of Red Road Holdings Corporation on 9 March 2022 in the original principal amount of $176,813.

10.1	Asset Purchase Agreement dated January 26, 2018 by and between Myriad Software Productions, LLC and Data443 Risk Management, Inc.	10-12G	10.1	1/11/2019

10.2	Secured Promissory Note dated January 26, 2018 issued by Data443 Risk Management, Inc. in favor of Myriad Software Productions, LLC in the original principal amount of $250,000.	10-12G	10.2	1/11/2019

10.3	Security Agreement dated January 26, 2018 executed by Data443 Risk Management, Inc. in favor of Myriad Software Productions, LLC.	10-12G	10.3	1/11/2019

10.4†	2019 Omnibus Stock Incentive Plan dated May 16, 2019	8-K	10.1	5/19/2019

10.5†	Advisory Board Agreement, effective July 28, 2020, between the Company and Omkharan Arasaratnam.	10-Q	10.19	8/6/2020

10.6	Letter Agreement effective August 28, 2020, between the Company and Maxim Group, LLC.	10-Q	10.23	11/16/2020

10.7	Asset Sale Agreement effective January 31, 2021, between the Company and the secured creditors of Wala, Inc.	10-K	10.28	3/23/2021

10.8	Three Secured Promissory Notes, each effective January 31, 2021 and issued by the Company in favor of the secured creditors of Wala, Inc.	10-K	10.29	3/23/2021

10.9	Security Agreement effective January 31, 2021, between the Company and the secured creditors of Wala, Inc.	10-K	4.6	3/23/2021

10.10	Form of Securities Purchase Agreement entered into with Auctus Fund, LLC on April 23, 2021.	8-K	10.1	4/27/2021

10.11	Form of Senior Secured Promissory Note issued in favor of Auctus Fund, LLC on April 23, 2021.	8-K	10.2	4/27/2021

10.12	Form of Security Agreement entered into with Auctus Fund, LLC on April 23, 2021.	8-K	10.3	4/27/2021

10.13†*	Employment Agreement, Effective March 1, 2019 between the Company and Jason Remillard

10.14†*	Employment Agreement, effective December 1, 2021 between the Company and Nanuk Warman

10.15	Form of Securities Purchase Agreement entered into with Auctus Fund, LLC on 29 July 2021.	10-Q	10.34	8/3/2021

10.16	Form of Senior Secured Promissory Note issued in favor of Auctus Fund, LLC on 29 July 2021.	10-Q	10.35	8/3/2021

10.17	Form of Security Agreement entered into with Auctus Fund, LLC on 29 July 2021.	10-Q	10.36	8/3/2021

10.18*	Form of Securities Purchase Agreement entered into with Jefferson Street Capital LLC on 28 September 2021.

10.19	Form of Securities Purchase Agreement entered into with Mast Hill Fund, LP on 19 October 2021.	10-Q	10.37	10/26/2021

10.20	Form of Promissory Note issued in favor of Mast Hill Fund, LP on 19 October 2021.	10-Q	10.38	10/26/2021

10.21*	Form of Securities Purchase Agreement entered into with Westland Properties, LLC on 21 December 2021.

10.22	Centurion Holdings I, LLC asset purchase agreement dated January 19, 2022	8-K	10.1	1/19/2022

10.23*	Form of Securities Purchase Agreement entered into with GS Capital Partners, LLC on 11 February 2022.

10.24*	Form of Securities Purchase Agreement entered into with One44 Capital LLC on 11 February 2022.

10.25*	Form of Securities Purchase Agreement entered into with Fast Capital, LLC on 14 February 2022.

10.26*	Form of Securities Purchase Agreement entered into with Root Ventures, LLC on 1 March 2022.

10.27*	Form of Securities Purchase Agreement entered into with Red Road Holdings Corporation on 9 March 2022.

21.1*	Subsidiaries of the Registrant

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1**	Section 1350 Certification of Chief Executive Officer.

32.2**	Section 1350 Certification of Chief Financial Officer.

101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

† Indicates management contract or compensatory plan or arrangement

* Filed herewith.

** Furnished herewith.

Item 16. Form 10-K Summary

None.

DATA443 RISK MITIGATION, INC.

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder’s

Data443 Risk Mitigation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Data443 Risk Mitigation, Inc. (the Company) as of December 31, 2021 and 2020, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Assessment

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has working capital and stockholders’ deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

TPS Thayer, LLC

We have served as the Company’s auditor since 2020.

Sugar Land, Texas

March 31, 2022

DATA443 RISK MITIGATION, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020
Assets
Current assets
Cash	$1,204,933	$58,783
Accounts receivable, net	21,569	136,503
Prepaid expense and other current assets	70,802	-
Total current assets	1,297,304	195,286

Property and equipment, net	288,406	324,349
Operating lease right-of-use assets, net	174,282	248,237
Intellectual property, net of accumulated amortization	1,269,819	2,310,907
Deposits	31,440	31,440
Total Assets	$3,061,251	$3,110,219

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$115,673	$401,014
Deferred revenue	1,035,185	1,478,430
Interest payable	204,915	62,212
Notes payable, net of unamortized discount	1,720,777	585,310
Convertible notes payable, net of unamortized discount	993,931	1,241,412
Due to a related party	247,366	561,230
License fee payable	-	1,094,691
Operating lease liability	112,322	100,170
Finance lease liability	72,768	90,565
Total Current Liabilities	4,502,937	5,615,034

Series B Preferred Stock, 80,000 shares designated; $0.001 par value; Stated value $10.00; 29,750 and 5,300 shares issued and outstanding, net of discount, respectively	278,811	50,203
Notes payable, net of unamortized discount - non-current	1,770,989	572,495
Convertible notes payable, net of unamortized discount - non-current	22,357	2,356
Deferred revenues - non-current	573,411	39,733
Operating lease liability - non-current	125,640	237,961
Finance lease liability - non-current	10,341	83,109
Total Liabilities	7,284,486	6,600,891

Commitments and contingencies	-	-

Stockholders’ Deficit
Preferred stock: 337,500 authorized; $0.001 par value
Series A Preferred Stock, 150,000 shares designated; $0.001 par value; 150,000 shares issued and outstanding, respectively	150	150
Common stock: 125,000,000 authorized; $0.001 par value
122,044 and 65,308 shares issued and outstanding, respectively	122	66
Additional paid in capital	37,810,380	32,027,696
Accumulated deficit	(42,033,887)	(35,518,584)
Total Stockholders’ Deficit	(4,223,235)	(3,490,672)
Total Liabilities and Stockholders’ Deficit	$3,061,251	$3,110,219

See the accompanying Notes, which are an integral part of these Consolidated Financial Statements

DATA443 RISK MITIGATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2021	2020

Revenue	$3,609,494	$2,474,627
Cost of revenue	546,888	303,515
Gross profit	3,062,606	2,171,112

Operating expenses
General and administrative	5,433,113	5,830,703
Sales and marketing	266,732	240,894
Total operating expenses	5,699,845	6,071,597

Net loss from operations	(2,637,239)	(3,900,485)

Other income (expense)
Interest expense	(3,334,413)	(2,517,947)
Loss on impairment of intangible asset	(75,000)	-
Gain (loss) on settlement of debt	186,156	(82,337)
Change in fair value of derivative liability	(614,658)	(7,406,416)
Total other expense	(3,837,915)	(10,006,700)

Loss before income taxes	(6,475,154)	(13,907,185)
Provision for income taxes	-	-
Net loss	$(6,475,154)	$(13,907,185)

Dividend on Series B Preferred Stock	(40,149)	(484)
Net loss attributable to common stockholders	$(6,515,303)	$(13,907,669)

Basic and diluted loss per Common Share	$(68.37)	$(663.41)
Basic and diluted weighted average number of common shares outstanding	94,708	20,964

See the accompanying Notes, which are an integral part of these Consolidated Financial Statements

DATA443 RISK MITIGATION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Series A				Additional		Total Stockholders’
	Preferred Stock		Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance - December 31, 2019	1,334	$1	604	$1	$15,214,462	$(21,610,915)	$(6,396,451)

Preferred stock issued for service - related party	4,666	5	-	-	158,639		158,644
Common stock issued for conversion of debt	-	-	50,847	51	14,359,395	-	14,359,446
Common stock issued for exercised cashless warrant	-	-	2,377	2	(2)	-	-
Common stock issued for asset purchase	-	-	8,802	9	179,991	-	180,000
Resolution of derivative liability upon exercise of warrant	-	-	-	-	406,856	-	406,856
Settlement of stock subscriptions	144,000	144	97	-	(144)	-	-
Stock-based compensation	-	-	2,581	3	1,190,999	-	1,191,002
Beneficial conversion feature	-	-	-	-	517,500	-	517,500
Net loss	-	-	-	-	-	(13,907,669)	(13,907,669)
Balance - December 31, 2020	150,000	$150	65,308	$66	$32,027,696	$(35,518,584)	$(3,490,672)

Common stock issued for cash	-	-	10,419	10	846,791	-	846,801
Common stock issued for conversion of Series B preferred stock	-	-	18,024	18	827,088		827,106
Common stock issued for conversion of debt	-	-	24,536	25	1,842,828	-	1,842,853
Common stock issued in conjunction with convertible notes	-	-	1,414	1	133,662	-	133,663
Common stock issued for exercised cashless warrant	-	-	1,116	1	(1)	-	-
Warrant issued in conjunction with debts	-	-	-	-	1,024,780	-	1,024,780
Resolution of derivative liability upon exercise of warrant	-	-	-	-	139,067	-	139,067
Stock-based compensation	-	-	1,227	1	968,469	-	968,470
Net loss	-	-	-	-	-	(6,515,303)	(6,515,303)
Balance - December 31, 2021	150,000	$150	122,044	$122	$37,810,380	$(42,033,887)	$(4,223,235)

See the accompanying Notes, which are an integral part of these Consolidated Financial Statements

DATA443 RISK MITIGATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,475,154)	$(13,907,185)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	614,658	7,406,416
(Gain) loss on settlement of debt	(186,156)	82,337
Stock-based compensation expense	968,470	1,349,646
Loss on impairment of intangible asset	75,000	-
Depreciation and amortization	1,140,362	1,487,305
Amortization of debt discount	2,906,645	2,110,645
Bad debt	36,456	50,800
Lease liability amortization	(26,214)	25,910
Penalty interest	60,133	25,000
Changes in operating assets and liabilities:
Accounts receivable	78,478	(123,747)
Inventory	-	8,301
Prepaid expenses and other assets	(70,802)	807
Accounts payable and accrued liabilities	(291,922)	(161,588)
Deferred revenue	90,433	564,617
Payroll liability	-	73,923
Accrued interest	224,073	258,830
Deposit	-	(10,496)
Net Cash (used in) Operating Activities	(855,540)	(758,479)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intellectual property	-	(315,000)
Purchase of property and equipment	(138,331)	(146,400)
Net Cash used in Investing Activities	(138,331)	(461,400)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable	1,482,000	1,502,250
Repayment of convertible notes payable	(45,000)	-
Proceeds from issuance of common stock	846,801	-
Proceeds from issuance of Series B Preferred Stock	525,000	50,000
Redemption of Series B Preferred Stock	(63,999)	-
Finance lease payments	(90,565)	(73,327)
Proceeds from issuance of notes payable	4,377,226	2,147,996
Repayment of notes payable	(4,577,578)	(1,689,846)
Proceeds from related parties	366,943	299,173
Repayment to related parties	(680,807)	(976,257)
Net Cash provided by Financing Activities	2,140,021	1,259,989

Net change in cash	1,146,150	40,110
Cash, beginning of year	58,783	18,673
Cash, end of year	$1,204,933	$58,783

Supplemental cash flow information
Cash paid for interest	$152,643	$83,347
Cash paid for taxes	$-	$-

Non-cash Investing and Financing transactions:
Settlement of stock subscriptions	$-	$1,640
Common stock issued for purchase of intangibles	$-	$180,000
Common stock issued for exercised cashless warrant	$1	$38,012
Settlement of series B preferred stock through issuance of common stock	$827,106	$-
Settlement of convertible notes payable through issuance of common stock	$1,842,853	$3,811,434
Common stock issued in conjunction with convertible note	$133,663	$-
Warrant issued in conjunction with debts	$1,024,780	$-
Resolution of derivative liability upon exercise of warrant	$139,067	$406,856
Resolution of derivative liability upon conversion of debt	$531,700	$10,548,012
Beneficial conversion feature	$-	$517,500
Equipment paid by capital lease	$-	$159,096
Derivative liability recognized as debt discount	$390,000	$947,175
Settlement of convertible notes payable through issuance of series B preferred stock	$65,600	$-
Accounts payable for purchase of intellectual property	$-	$80,000
Issuance of convertible notes for repayment of due to related party	$-	$150,000
Note payable issued for settlement of License fee payable	$1,004,880	$-

See the accompanying Notes, which are an integral part of these Consolidated Financial Statements

DATA443 RISK MITIGATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 1: BUSINESS DESCRIPTION

Data443 Risk Mitigation, Inc. (the “Company”) was incorporated as a Nevada corporation on May 4, 1998. On October 15, 2019, the Company changed its name from LandStar, Inc. to Data443 Risk Mitigation, Inc. within the state of Nevada.

Reverse Stock Splits

Effective March 7, 2022 and July 1, 2021, we effected an 8 for 1 and 2,000 for 1 reverse stock split, respectively, of our issued and outstanding common stock (the “Reverse Stock Splits”). All references to shares of our common stock in this annual report refers to the number of shares of common stock after giving retrospective effect to these Reverse Stock Splits (unless otherwise indicated).

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements as of December 31, 2021 include the accounts of the Company and its wholly-owned subsidiary, Data 443 Risk Mitigation, Inc., a North Carolina operating company, and the operations of Myriad Software Productions, LLC through September 2018 when it was liquidated. Prior to the acquisition of Data 443 Risk Mitigation, Inc. in North Carolina and the assets of Myriad Software Productions, LLC in 2018, these two entities were controlled by our sole director and officer, Jason Remillard. On November 17, 2017, Mr. Remillard acquired control of LandStar, Inc. through his purchase of all the outstanding Series A preferred shares of the Company, and as a result, these two entities became common controlled entities that require consolidation of results with the reporting company, LandStar, Inc., from the time common control occurred. All intercompany accounts and activities have been eliminated. These consolidated financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current presentation. These reclassifications had no impact on net earnings (loss) or and financial position.

Revenue Recognition

The Company derives revenue primarily from contracts for subscription to access our SaaS platforms and, to a much lesser degree, ancillary services provided in connection with subscription services. The Company’s contracts include the performance obligations that require us to provide access to the platforms, usually on an annual subscription. The Company’s contracts are for subscriptions to our data classification, movement, governance, encryption, access control and distribution software and related services. We also perform professional services consulting with specific deliverables managed primarily by statements of work. Customers typically enter into our services subscription and various statements of work concurrently. Most of the Company’s performance obligations are not considered to be distinct from the subscriptions to our software or hosting platforms and related services and are combined into a single performance obligation. New statements of work and modifications of contracts are reviewed each reporting period and to assess the nature and characteristics of the new or modified performance obligations on a contract by contract basis.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company had no cash equivalents at December 31, 2021 and 2020.

Accounts Receivable

Accounts receivable are recorded in accordance with ASC 310, “Receivables.” Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable.

Deferred Revenue

Deferred revenue mostly consists of service subscriptions received from users in advance of revenue recognition. The increase in the deferred revenue balance for the year ended December 31, 2021 and 2020 was driven by cash payments from customers in advance of satisfying our performance obligations, offset by revenue recognized that was included in the deferred revenue balance at the beginning of the period.

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

The Company recorded approximately $968,470 in share-based compensation expense for the year ended December 31, 2021, compared to approximately $1,349,646 in share-based compensation expense for the year ended December 31, 2020.

Determining the appropriate fair value model and the related assumptions requires judgment. During the year ended December 31, 2021 and 2020, the fair value of each option grant was estimated using a Black-Scholes option-pricing model.

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

Property and Equipment

Property and equipment, consisting mostly of computer equipment, is recorded at cost reduced by accumulated depreciation and impairment, if any. Depreciation expense is recognized over the assets’ estimated useful lives of three - seven years using the straight-line method. Major additions and improvements are capitalized as additions to the property and equipment accounts, while replacements, maintenance and repairs that do not improve or extend the life of the respective assets, are expensed as incurred. Estimated useful lives are periodically reviewed and, when appropriate, changes are made prospectively. When certain events or changes in operating conditions occur, asset lives may be adjusted and an impairment assessment may be performed on the recoverability of the carrying amounts.

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

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, note payable, due to related parties and accrued liabilities, are carried at historical cost. At December 31, 2021 and 2020, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments. Management determined that liabilities created by beneficial conversion features associated with the issuance of certain convertible notes payable (see Note 8), meet the criteria of derivatives and are required to be measured at fair value. The fair value of these derivative liabilities was determined during the year based on management’s estimate of the expected future cash flows required to settle the liabilities. As of the end of year, at December 31, 2021 and 2020, there were no derivative liabilities due to a combination of all convertible notes being either (i) converted into common stock; or, (ii) amended to have a fixed conversion price. This valuation technique involves management’s estimates and judgment based on unobservable inputs and is classified in level 3.

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

For the year ended December 31, 2021 and 2020, respectively, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	Years Ended
	December 31,
	2021	2020
	(Shares)	(Shares)
Series A Preferred Stock	150,000,000	150,000,000
Stock options	2,121	734
Warrants	146,842	-
Convertible notes	-	16,295
Preferred B stock	3,955	63
Total	150,152,918	150,017,092

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

NOTE 3: LIQUIDITY AND GOING CONCERN

The accompanying consolidated financial statements have been prepared (i) in accordance with accounting principles generally accepted in the Unitd States, and (ii) assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated significant income to date. The Company is subject to the risks and uncertainties associated with a business with no substantive revenue, as well as limitations on its operating capital resources. These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. In light of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise capital and generate revenue and profits in the future.

During 2018, the Company made two product acquisitions, ClassiDocs™, and ARALOC™, and completed the acquisition of one entity, Data443 Risk Mitigation, Inc. (“Data443”), the North Carolina operating company. During 2019, the Company completed the acquisition of selected assets of DataExpress™; and, completed a transaction under which the Company licensed the assets of ArcMail™. During the period ending September 30, 2020, the Company has completed the acquisition of selected assets of FileFacets™, and selected assets of Intelly WP™. The Company is actively seeking new products and entities to acquire, with several candidates identified. The Company has developed, and continues to develop, large scale relationships with cyber security, marketing and product organizations, and to market and promote ClassiDocs and other products the Company may develop or acquire. As of December 31, 2021, the Company had negative net working capital; an accumulated deficit; and, had reduced its operating losses.

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

NOTE 4: PROPERTY AND EQUIPMENT

The following table summarizes the components of the Company’s property and equipment as of the dates presented:

	December 31,	December 31,
	2021	2020
Furniture and Fixtures	$2,991	$2,991
Computer Equipment	559,654	421,323
	562,645	424,314
Accumulated depreciation	(274,239)	(99,965)
Property and equipment, net of accumulated depreciation	$288,406	$324,349

Depreciation expense for the years ended December 31, 2021 and 2020, was $174,274 and $81,274, respectively, and recorded in general and administrative expenses.

During the years ended December 31, 2021 and 2020, the Company acquired property and equipment of $138,331 and $146,400, respectively.

NOTE 5: INTELLECTUAL PROPERTY

On February 7, 2019, the Company entered into an Exclusive License and Management Agreement (the “License Agreement”) with WALA, INC., which conducts business under the name ArcMail Technology (“ArcMail”). Under the License Agreement, the Company was granted the exclusive right and license to receive all benefits from the marketing, selling and licensing, of the ArcMail business products, including, without limitation, the good will of the business. The term of the License Agreement is twenty-seven (27) months, with the following payments to be made by the Company to ArcMail: (i) $200,000 upon signing the License Agreement; (ii) monthly payments starting 30 days after the execution of the License Agreement in the amount of $25,000 per month during months 1-6; (iii) monthly payments in the amount of $30,000 per month during months 7-17; and (iii) in month 18, final payment in the amount of $765,000. As of December 31, 2019, the balance of payments due under the License Agreement was $1,094,691. In connection with the execution of the License Agreement, two other agreements were also executed: (a) a Stock Purchase Rights Agreement, under which the Company has the right, though not the obligation, to acquire 100% of the issued and outstanding shares of stock of ArcMail from Rory Welch, the CEO of ArcMail (the right can be exercised over a period of 27 months); and (b) a Business Covenants Agreement, under which ArcMail and Mr. Welch agreed to not compete with the Company’s use of the ArcMail business under the License Agreement for a period of twenty-four (24) months. Mr. Welch shall continue to serve as ArcMail’s CEO. The Company has not purchased any outstanding shares under the Stock Purchase Rights Agreement. As of September 30, 2020, the Company terminated all agreements with Mr. Welch and ArcMail. The Company continued to use all assets under the License Agreement and was finalizing an agreement with the creditors of Mr. Welch and ArcMail (the creditors have taken ownership of the assets) for the Company’s continued use of all assets. During the year ended the Company December 31. 2021, the Company reached the agreement and issued notes payable of $1,404,000 to settle license fee payable of $1,094,691. As a result, the Company recorded a loss on settlement of debt of $309,309.

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

The following table summarizes the components of the Company’s intellectual property as of the dates presented:

	December 31,	December 31,
	2021	2020
Intellectual property:
Word press GDPR rights	$46,800	$46,800
ARALOC™	1,850,000	1,850,000
ArcMail License	1,445,000	1,445,000
DataExpressTM	1,388,051	1,388,051
FileFacetsTM	135,000	135,000
IntellyWP™	135,000	135,000
Resilient Network Systems	305,000	305,000
	5,304,851	5,304,851
Accumulated amortization	(3,960,032)	(2,993,944)
Impairment	(75,000)
Intellectual property, net of accumulated amortization	$1,269,819	$2,310,907

The Company recognized amortization expense of approximately $966,088 and $1,406,031 for the years ended December 31, 2021 and 2020, respectively, recorded as general and administrative expense.

During the years ended December 31, 2021 the Company determined that IntellyWPTM should be impaired because of the reduction in sales from this service. Accordingly, the Company estimated the undiscounted future cash flows to be generated by IntellyWPTM to be an immaterial amount, which was less than the carrying amount of IntellyWPTM of $75,000. This resulted in a $75,000 write-down of the assets, which was reflected as a separate line item in the income statement.

Based on the carrying value of definite-lived intangible assets as of December 31, 2021, we estimate our amortization expense for the next five years will be as follows:

Amortization
Year Ended December 31,	Expense
2022	815,484
2023	411,585
2024	27,000
Thereafter	15,750
1,269,819

NOTE 6: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following table summarizes the components of the Company’s accounts payable and accrued liabilities as of the dates presented:

	December 31,	December 31,
	2021	2020

Accounts payable	$75,628	$178,319
Payroll liabilities	-	102,793
Credit cards	28,492	31,918
Accrued dividend - preferred stock	6,849	484
Accrued liabilities	4,704	87,500
	$115,673	$401,014

NOTE 7: DEFERRED REVENUE

For the years ended December 31, 2021 and 2020, changes in deferred revenue were as follows:

	December 31,	December 31,
	2021	2020
Balance, beginning of year	$1,518,163	$953,546
Deferral of revenue	2,581,801	2,961,749
Recognition of deferred revenue	(2,491,368)	(2,397,132)
Balance, end of year	$1,608,596	$1,518,163

As of December 31, 2021 and 2020, is classified as follows:

	December 31,	December 31,
	2021	2020
Current	$1,035,185	$1,478,430
Non-current	573,411	39,733
	$1,608,596	$1,518,163

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

Lease expense for operating leases generally consist of both fixed and variable components. Expense related to fixed lease payments are recognized on a straight-line basis over the lease term. Variable lease payments are generally expensed as incurred, where applicable, and include agreed-upon changes in rent, certain non-lease components, such as maintenance and other services provided by the lessor, and other charges included in the lease. Leases with an initial term of twelve months or less are not recorded on the balance sheet. We recognized total lease expense of approximately $97,385 and $100,910 for the years ended December 31, 2021 and 2020, respectively, primarily related to operating lease costs paid to lessors from operating cash flows. As of December 31, 2021 and 2020, the Company recorded security deposit of $10,000. We entered into our operating lease in January 2019.

Future minimum lease payments under operating leases that have initial noncancelable lease terms in excess of one year at December 31, 2021 were as follows:

Total
Year Ended December 31,
2022	127,300
2023	131,150
Thereafter	-
258,450
Less: Imputed interest	(20,488)
Operating lease liabilities	237,962

Operating lease liability - current	112,322
Operating lease liability - non-current	$125,640

The following summarizes other supplemental information about the Company’s operating lease as of December 31, 2021:

Weighted average discount rate	8%
Weighted average remaining lease term (years)	2.04

Finance lease

The Company leases computer and hardware under non-cancellable capital lease arrangements. The term of those capital leases is 3 years and annual interest rate is 12%. At December 31, 2021 and 2020, capital lease obligations included in current liabilities were $72,768 and $90,565, respectively, and capital lease obligations included in long-term liabilities were $10,341 and $83,109, respectively. As of December 31, 2021 and 2020, the Company recorded security deposit of $10,944. During the years ended December 31, 2021 and 2020, the Company paid interest expense of $15,967 and $22,892, respectively.

At December 31, 2021, future minimum lease payments under the finance lease obligations, are as follows:

Total

2022	78,379
2023	10,496
Thereafter	-
88,875
Less: Imputed interest	(5,766)
Finance lease liabilities	83,109

Finance lease liability	72,768
Finance lease liability - non-current	$10,341

As of December 31, 2021 and 2020, finance lease assets are included in property and equipment as follows:

	December 31,	December 31,
	2021	2020
Finance lease assets	$267,284	$267,284
Accumulated depreciation	(192,928)	(87,337)
Finance lease assets, net of accumulated depreciation	$74,356	$179,947

NOTE 9: CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

	December 31,	December 31,
	2021	2020
Convertible Notes - Issued in fiscal year 2020	100,000	1,526,000
Convertible Notes - Issued in fiscal year 2021	1,607,857	-
	1,707,857	1,526,000
Less debt discount and debt issuance cost	(691,569)	(282,232)
	1,016,288	1,243,768
Less current portion of convertible notes payable	993,931	1,241,412
Long-term convertible notes payable	$22,357	$2,356

During the years ended December 31, 2021 and 2020, the Company recognized interest expense of $131,623 and $274,857, and amortization of debt discount, included in interest expense of $478,582 and $1,576,907, respectively.

Replacement of note

During the year ended December 31, 2020, the Company assigned a portion of note with outstanding principal amounts of $150,000 to a lender. Our CEO paid $135,000 to repay a principal amount of $81,000 on behalf of the company. As a result, the Company recorded due to related party of $135,000 and loss on settlement of debt of $54,000.

Effective September 30, 2020, the Company exchanged (i) its convertible promissory note originally issued on March 20, 2020 in the amount of $125,000 (referred to herein as the Granite Note); and, (ii) the Common Stock Purchase Warrant dated 18 March 2020 for the issuance of sixteen (16) shares of Company Common Stock (the “Granite Warrant”) for the issuance of a new convertible promissory note issued in favor of Blue Citi LLC in the amount of $325,000 (the “Exchange Note”). Both the Granite Note and the Granite Warrant were cancelled as a result of the exchange and the issuance of the Exchange Note. Terms of the Exchange Note include, without limitation, the following:

a.	Principal balance of $325,000, which includes all accrued and unpaid interest on the Granite Note;

b.	No further interest shall accrue so long as there is no event of default;

c.	Conversions into common stock under the Exchange Note shall be effected at the lowest closing stock price during the five (5) days preceding any conversion, with -0- discount and a conversion price not below $112;

d.	No prepayment premiums or penalties; and

e.	Maturity date of September 30, 2021. Notes were fully converted in February 2021

Effective November 17, 2020, the Company entered into a Settlement and Release Agreement (the “Settlement Agreement”) with an existing lender to, among things, settle all dispute regarding a convertible promissory note, and exchanged that note for a newly issued note. The disputed note, referred to herein as the “Smea2z Note”, was originally issued on October 23, 2018 in favor of Smea2z LLC in the original principal amount of Two Hundred Twenty Thousand Dollars ($220,000). Subsequent to the issuance of the Smea2z Note, a series of agreements were executed which amended various terms and conditions of the Smea2z Note, resulting in, among other things, a purported principal balance of Six Hundred Thousand Eight Hundred Fifty Dollars ($608,850). As a result of the Settlement Agreement, the Smea2z Note was cancelled, and a new note was issued (the “Exchange Note”) in exchange for the Smea2z Note. The Exchange Note was issued as of November 17, 2020 in the reduced original principal amount of Four Hundred Thousand Dollars ($400,000). The Exchange Note further provides as follows:

a.	No further interest shall accrue so long as there is no event of default;

b.	Maturity date remains the same: 30 June 2021;

c.	No right to prepay;

d.	Conversion price is fixed at $56;

e.	Typical events of default for such a note, as well as a default in the event the closing price for the Company’s common stock is less than $56 for at least 5-consecutive days; and

f.	Leak out provision:

1.	One conversion per week, for no more than forty million shares;

2.	If the trading volume for the Company’s common stock exceeds fifty million shares on any day, a second conversion may be exercised during that week, again for no more than forty million shares (a total of eighty million shares for that week). Notes were fully converted in February 2021

Effective November 18, 2020, the Company entered into an agreement with three existing investors in the Company

(the “Warrant Holders”), each of which was the holder of warrants issued the Company. The total number of warrants (collectively, the “Exchanged Warrants”) held by the Warrant Holders totaled 39. The Company and the Warrant Holders agreed to exchange the Exchanged Warrants for three newly issued promissory notes (the “Warrant Exchange Notes”). As a result of the exchange, the Exchanged Warrants were cancelled and of no further force and effect. The Warrants Exchange Notes were issued as of November 18, 2020, in the total original principal amount of One Hundred Thousand Dollars ($100,000). The Warrant Exchange Notes further provide as follows: (i) interest accrues at 5% per annum; (ii) maturity date of November 18, 2025; (iii) no right to prepay; (iv) fixed conversion price of $160; and, (v) typical events of default for such a note.

Settlement of note and accrued interest

Convertible note in the original principal amount of $25,000 issued on July 1, 2020 and accrued interest of replacement of notes of $56,808 were nullified in full and were to be deemed to be zero, and be of no further force and effect. As a result, the Company recorded a gain on settlement of debt of $81,808.

Conversion

During the year ended December 31, 2021, the Company converted notes with principal amounts and accrued interest of $1,450,150 into 24,536 shares of common stock. The corresponding derivative liability at the date of conversion of $392,703 was credited to additional paid in capital.

During the year ended December 31, 2020, the Company converted notes with principal amounts and accrued interest of $3,811,434 into 50,847 shares of common stock. The corresponding derivative liability at the date of conversion of $10,548,012 was credited to additional paid in capital.

Convertible notes payable consists of the following:

Promissory Notes - Issued in fiscal year 2020

During the twelve months ended December 31, 2020, the Company issued a total of $2,466,500 of notes with the following terms:

●	Terms ranging from 5 months to 60 months.

●	Annual interest rates of 0% - 25%.

●	Convertible at the option of the holders at issuance date, after maturity date or 6 months after issuance date.

●	Conversion prices are typically based on the discounted (25% to 50% discount) average closing prices or lowest trading prices of the Company’s shares during various periods prior to conversion. Certain note has a fixed conversion price ranging from $ 16to $112. Certain note has a fixed conversion price of $0.5 for a first 5 months Certain note allows the principal amount will increase by $15,000 and the discount rate of conversion price will decrease by 18% if the conversion price is less than $$160.

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

As of December 31, 2021, $100,000 notes that were issued in fiscal year 2020 were outstanding.

Promissory Notes - Issued in fiscal year 2021

During the year ended December 31, 2021, the Company issued convertible notes of $1,696,999 for cash proceeds of $1,482,000 after deducting financing fee of $214,999 with the following terms;

●	Terms ranging from 90 days to 12 months.

●	Annual interest rates of 5% to 12%.

●	Convertible at the option of the holders after varying dates.

●	Conversion prices are typically based on the discounted (39% discount) average closing prices or lowest trading prices of the Company’s shares during 20 periods prior to conversion.

●	1,414 shares of common stock valued at $133,663 issued in conjunction with convertible notes.

●	117,992 warrants to purchase shares of common stock with an exercise price a range from $7.44 to 36.00 granted in conjunction with convertible notes. The term of warrant is 5 years from issue date. (Note 12)

As of December 31, 2021, $1,607,857 notes that were issued in fiscal year 2021 were outstanding.

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement during the year based on management’s estimate of the expected future cash flows required to settle the liabilities, and used the Binomial pricing model to calculate the fair value as of December 31, 2021. As of the end of year, at December 31, 2021 there were no derivative liabilities. The Binomial model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note and warrant is estimated using the Binomial valuation model.

For the years ended December 31, 2021 and, 2020, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Year ended	Year ended
	December 31,	December 31,
	2021	2020
Expected term	0.48 - 5.00 years	0.25 - 5.00 years
Expected average volatility	160%- 302%	187%- 464%
Expected dividend yield	-	-
Risk-free interest rate	0.04% - 1.24%	0.01% - 1.57%

The following table summarizes the changes in the derivative liabilities during the years ended December 31, 2021 and 2020:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Derivative liability as of December 31, 2019	$2,601,277

Addition of new derivatives recognized as debt discounts	947,175
Addition of new derivatives recognized as day-one loss	9,907,039
Derivative liabilities settled upon conversion of convertible note	(10,954,868)
Change in derivative liabilities recognized as loss on derivative	(2,500,623)
Derivative liability as of December 31, 2020	$-

Addition of new derivatives recognized as debt discounts	390,000
Addition of new derivatives recognized as day-one loss	559,939
Derivative liabilities settled upon conversion of convertible note	(1,004,658)
Change in derivative liabilities recognized as loss on derivative	54,719
Derivative liability as of December 31, 2021	$-

The aggregate loss on derivatives during the years ended December 31, 2021 and 2020 was $614,658 and $7,406,416, respectively.

NOTE 11: NOTES PAYABLE

Notes payable consists of the following:

	December 31,	December 31,
	2021	2020	Maturity	Interest Rate
10% Promissory note - originated in October 2019	$-	$25,060	Due on demand	10.0%
Promissory note - originated in October 2019	-	25,060	Due on demand	10.0%
Promissory note - originated in April 2020	-	10,000	Due on demand	No interest
Paycheck Protection Program Promissory note - originated in April 2020 (1)	-	339,000	2 years	1.0%
Economic Injury Disaster Loan - originated in May 2020 (2)	500,000	150,000	30 years	3.75%
Promissory note - originated in June 2020	-	43,356	$3,942.86 daily payment	16.0%
Promissory note - originated in September 2020	50,456	80,730	$2,873.89 monthly payment for 36 months	14.0%
Promissory note - originated in October 2020	-	158,169	$2,293.31 daily payment	25.0%
Promissory note - originated in November 2020	-	170,886	$4,497.00 daily payment	25.0%
Promissory note - originated in November 2020	-	394,846	$6,999.00 daily payment	25.0%
Promissory note - originated in December 2020	33,039	50,031	$1,854.41 monthly payment for 36 months	8.0%
Promissory note - originated in January 2021	48,583	-	$2,675.89 monthly payment for 36 months	18.0%
Promissory note - originated in February 2021	1,328,848	-	5 years	4.0%
Promissory note - originated in April 2021	832,000	-	1 year	12%
Promissory note - originated in April 2021	-	-	$8,284.92 daily payment	24%
Promissory note - originated in July 2021	282,000	-	1 year	12%
Promissory note - originated in August 2021	-	-	$4,842.5 daily payment	49%
Promissory note - originated in September 2021	55,576	-	$1,383.56 monthly payment for 60 months	28%
Promissory note - originated in December 2021	406,300	-	$20,050 weekly payment	49%
Promissory note - originated in December 2021	241,714	-	$10,071.45 weekly payment	4.94%
Promissory note - originated in December 2021	189,975	-	$2,793.75 daily payment	7%
	3,968,491	1,447,137
Less debt discount and debt issuance cost	(476,727)	(289,332)
	3,491,764	1,157,805
Less current portion of promissory notes payable	1,720,777	585,310
Long-term promissory notes payable	$1,770,989	$572,495

(1)	In response to the Coronavirus (COVID-19) pandemic, the US Government passed the Coronavirus Aid, Relief, and Economic Security (CARES) Act on March 27, 2020. The CARES Act provides fast and direct economic assistance for entrepreneurs and small businesses through the US Small Business Administration (“SBA”).

During the year ended 2020, the Company received a loan issued under the CARES Act program - Paycheck Protection Program (“PPP”). This loan program provides small businesses with funds to pay up to eight (8) weeks of payroll costs including benefits. Funds can also be used to pay interest on mortgages, rent, and utilities.

Under the PPP, the Company may apply to have certain amounts forgiven under the direction of the Administrator of the SBA providing that the Company satisfies certain criteria. Repayment of the PPP loan will commence earlier of when the SBA remits the forgiveness amount to the lender or the Maturity Date.

During the year ended December 31, 2021, PPP loan was fully forgiven.

(2)	The Company received an advance under the Economic Injury Disaster Loan (EIDL) program.

As the Company received an EIDL advance and a PPP loan, the EIDL advance portion will be applied against the PPP forgiveness amount as repayment to the SBA upon approval of the PPP forgiveness application.

During the years ended December 31, 2021 and 2020, the Company recognized interest expense of $260,155 and $34,331, and amortization of debt discount, included in interest expense of $2,082,875 and $534,535, respectively.

During the years ended December 31, 2021 and 2020, the Company issued a total of $6,094,051 and $2,971,864, less discount of $1,716,825 and $823,868 and repaid $4,577,578 and $1,689,846, respectively.

During the year ended December 31, 2021, debts and accrued interest of $413,657 were forgiven and the Company recorded a gain on settlement of debt.

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

On July 1, 2021, we effected a 1-for-2,000 reverse stock split of our issued and outstanding common stock.

On March 7, 2022, the Company filed an amendment to its Articles of Incorporation to effect a 1-for-8 reverse stock split of its issued and outstanding shares of common and preferred shares, each with $0.001 par value. All per share amounts and number of shares, in the consolidated financial statements and related notes have been retroactively adjusted to reflect the reverse stock split.

Preferred Stock

As of December 31, 2021, the Company is authorized to issue 337,500 shares of preferred stock with a par value of $0.001, of which 150,000 shares have been designated as Series A, and 80,000 shares have been designated as Series B.

As of December 31, 2021 and 2020, 150,000 shares of Series A were issued and outstanding. Each share of Series A was (i) convertible into 1,000 shares of common stock, and (ii) entitled to vote 15,000 shares of common stock on all matters submitted to a vote by shareholders voting common stock. All issued and outstanding shares of Series A Preferred Stock are held by Mr. Jason Remillard, sole director of the Company. During the year ended December 31, 2020, the Company issued a total of 148,666 shares of Series A preferred stock to Mr. Remillard.

As of December 31, 2021 and 2020, 29,750 and 5,300 shares of Series B were issued and outstanding, respectively. Each share of Series B (i) has a stated value of Ten Dollars ($10.00) per share; (ii) are convertible into common stock at a price per share equal to sixty one percent (61%) of the lowest price for the Company’s common stock during the twenty (20) day of trading preceding the date of the conversion; (iii) earn dividends at the rate of nine percent (9%) per annum; and, (iv) generally have no voting rights.

During the year ended December 31, 2021, the Company issued a total of 62,700 shares of Series B preferred stock as follows

●	56,400 shares for $525,000, less $39,000 financing fees.

●	6,560 shares in exchange for convertible note and accrued dividend of $65,600.

During the year ended December 31, 2020, the Company issued 5,300 shares of Series B preferred stock for $50,000, less $3,000 financing fee.

During the years ended December 31, 2021 and 2020, the Company recorded accrued dividend of $40,149 and $484, and amortization of debt discount, included in interest expense of $345,188 and $203, respectively.

During the year ended December 31, 2021, 33,875 shares of series B preferred stock were converted into 18,024 shares of our common stock and the Company redeemed 4,375 shares of series B preferred stock for $63,999.

Common Stock

As of December 31, 2021, the Company is authorized to issue 1,000,000,000 shares of common stock with a par value of $0.001. All shares have equal voting rights, are non-assessable, and have one vote per share. The total number of shares of Company common stock issued and outstanding as of December 31, 2021 and 2020, respectively, was 122,044 and 65,308 shares, respectively.

On January 6, 2022, the Company reduced the number of authorized shares of common stock to 125,000,000 shares of common stock.

During the year ended December 31, 2021, the Company issued common stock as follows:

●	24,536 shares issued for conversion of debt;
●	10,419 shares issued for cash of $1,000,000, less financing cost of $10,000, less an additional financing discount of $143,199;
●	1,227 shares issued for service;
●	1,116 shares issued upon the cash-less exercise of warrants;
●	18,024 shares issued for conversion of Series B preferred stock;
●	1,414 shares issued as a loan fee in connection with the issuance of promissory notes; and

During the year ended December 31, 2020, the Company issued common stock as follows,

●	50,847 shares issued for conversion of debt
●	97 shares issued for the settlement of stock subscription
●	753 shares issued pursuance to S-8, of which 375 shares were issued to Mr. Remillard, who has not sold any of his shares (common or preferred)
●	32 shares issued for compensation to our former CFO (who has since sold all of his shares)
●	2,377 shares issued for cashless warrant
●	7,605 shares issued for the settlement of stock payable of acquisition DataExpress™
●	1,197 shares issued for asset purchase
●	1,796 shares issued for service

Warrants

The Company identified conversion features embedded within warrants issued during the year ended December 31, 2020. The Company has determined that the conversion feature of the Warrants represents an embedded derivative since the conversion price includes a reset provision which could cause adjustments upon conversion. During the year ended December 31, 2020, 21 warrants were granted, for a period of five years from issuance, at price of $8,000 per share. However, as of September 30, 2020, 16 of these original warrants, as reset, were completely cancelled and are all null and void in all respects as part of the consideration for the issuance of the Exchange Note.

As a result of the reset features, the warrants increased by 22,919 for the year ended December 31, 2020, and the total warrants exercisable into 23,057 shares of common stock at a weighted average exercise price of $81.60 per share as of December 31, 2020. The reset feature of warrants was effective at the time that a separate convertible instrument with lower exercise price was issued. We accounted for the issuance of the Warrants as a derivative.

During the year ended December 31, 2020, the Company entered into an agreement with three existing investors in the Company (the “Holders”), each of which was the holder of warrants issued the Company. The total number of warrants (collectively, the “Warrants”) held by the Holders totaled 2. The Company and the Holders agreed to exchange the Warrants for three newly issued convertible promissory notes. As a result of the exchange, the Company recorded loss on settlement of $100,000.

On December 11, 2020, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with Triton Funds LP, a Delaware limited partnership (“Triton”). Pursuant to the Purchase Agreement, subject to certain conditions set forth in the Purchase Agreement, Triton is obligated to purchase up to One Million Dollars ($1,000,000) of the Company’s common stock from time-to-time. The Company also granted to Triton warrants to purchase 6,250 shares of the Company’s Common Stock. The exercise price for the warrants is $160 per share, and may be exercised at any time, in whole or in part, prior to December 11, 2025. The Warrant Agreement provides for certain adjustments that may be made to the exercise price and the number of shares issuable upon exercise due to future corporate events. The Warrant Agreement also contains a limited cashless exercise feature, providing for the cashless exercise of 1,250 shares only upon the Company’s failure to secure the effectiveness of the Registration Statement, which is to include all shares under the Warrant Agreement.

During the year ended December 31, 2021, the Company issued the following warrants: (i) to acquire 6,933 shares of the Company’s common stock pursuant at an exercise price of $120, with a cashless exercise option; (ii) to acquire 6,933 shares of the Company’s common stock at an exercise price of $120, exercisable only in the event of a default under that certain Senior Secured Promissory Note issued on 23 April 2021 in the original principal amount of $832,000; (iii) to acquire 15,666 shares of the Company’s common stock at an exercise price of $36, exercisable only in the event of a default under that certain Senior Secured Promissory Note issued on July 27, 2021 in the original principal amount of $282,000; (iv) to acquire 2,917 shares of the Company’s common stock at an exercise price of $36, exercisable only in the event of a default under that certain Convertible Promissory Note issued on September 28, 2021 in the original principal amount of $282,000; (v) to acquire 40,404 shares of the Company’s common stock at an exercise price of $36, exercisable only in the event of a default under that certain Convertible Promissory Note issued on October 19, 2021 in the original principal amount of $444,444 and, (vi) to acquire 74,671 shares of the Company’s common stock at an exercise price of $7.44, exercisable only in the event of a default under that certain Convertible Promissory Note issued on December 21, 2021 in the original principal amount of $555,555.

A summary of activity during the period ended December 31, 2021 follows:

		Weighted Average
	Shares	Exercise Price
Outstanding, December 31, 2019	117	$7,862.34
Granted	6,271	227.20
Reset feature	22,919	81.60
Exercised	(2,416)	81.60
Forfeited/canceled	(20,641)	51.20
Outstanding, December 31, 2020	6,250	$20.00
Granted	141,721	22.18
Reset feature	-	-
Exercised	(1,129)	5.80
Forfeited/canceled	-	-
Outstanding, December 31, 2021	146,842	$27.86

The following table summarizes information relating to outstanding and exercisable warrants as of December 31, 2021:

Warrants Outstanding			Warrants Exercisable
Number of Shares	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
6,250	3.95	$160.00	-	$-
6,933	4.31	$120.00	-	$-
-	-	$46.40	-	$-
15,667	4.57	$36.00	-	$-
2,917	4.75	$36.00	-	$-
40,404	4.80	$25.60	-	$-
74,671	4.98	$7.44	-	$-

NOTE 13: INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and deferred tax liabilities are as follows as of December 31:

	December 31,	December 31,
	2021	2020

Non-operating loss carryforward	$4,685,000	$4,014,000
Valuation allowance	(4,685,000)	(4,014,000)
Net deferred tax asset	$-	$-

The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. During 2021 the valuation allowance increased by $671,000. The Company has net operating and economic loss carry-forwards of approximately $19,072,000 available to offset future federal and state taxable income.

A reconciliation between expected income taxes, computed at the federal income tax rate of 21% applied to the pretax accounting loss, and our blended state income tax rate of 2.0%, and the income tax net expense included in the consolidated statements of operations for the years ended December 31, 2021 and 2020 is as follows:

	Years Ended
	December 31,
	2021	2020

Loss for the year	$(6,475,154)	$(13,907,185)

Income tax (recovery) at statutory rate	$(1,360,000)	$(2,921,000)
State income tax expense, net of federal tax effect	(130,000)	(270,000)
Permanent difference and other	819,000	2,201,000
Change in valuation allowance	671,000	990,000
Income tax expense per books	$-	$-

The effective tax rate of 0% differs from our statutory rate of 21% primarily due to the effect of non-deductible income and expenses. Tax returns for the years ended 2013 – 2021, are subject to review by the tax authorities.

NOTE 14: SHARE-BASED COMPENSATION

Stock Options

During the years ended December 31, 2021 and 2020, the Company granted options for the purchase of the Company’s common stock to certain employees, consultants and advisors as consideration for services rendered. The terms of the stock option grants are determined by the Company’s Board of Directors. The Company’s stock options generally vest upon the one-year anniversary date of the grant and have a maximum term of ten years.

The following summarizes the stock option activity for the years ended December 31, 2021 and 2020:

		Weighted-Average
	Options Outstanding	Exercise Price
Balance as of December 31, 2019	24	$29,760.00
Grants	782	398.46
Exercised	(8)	33,833.25
Cancelled	(63)	1,824.72
Balance as of December 31, 2020	735	$775.93
Grants	1,386	304.44
Exercised	-	-
Cancelled	-	-
Balance as of December 31, 2021	2,121	$-

The weighted average grant date fair value of stock options granted during the years ended December 31, 2021 and 2020 was $299 and $320, respectively. The total fair value of stock options that granted during the year ended December 31, 2021 and 2020 was approximately $414,902 and $251,117, respectively. The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions for stock options granted during the year ended December 31, 2021 and 2020:

	2021	2020
Expected term (years)	5.74	5.7
Expected stock price volatility	296.25%	316.43%
Weighted-average risk-free interest rate	0.62%	0.40%
Expected dividend	$0.00	$0.00

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

The following summarizes certain information about stock options vested and expected to vest as of December 31, 2021:

		Weighted-Average
	Number of	Remaining Contractual Life	Weighted-Average
	Options	(In Years)	Exercise Price
Outstanding	2,121	8.90	$467.76
Exercisable	344	8.42	$1,368.32
Expected to vest	1,777	8.99	$293.51

As of December 31, 2021 and 2020, there was $381,547 and $211,661, respectively, of total unrecognized compensation cost related to non-vested stock-based compensation arrangements which is expected to be recognized within the next year.

Restricted Stock Awards

During the years ended December 31, 2021 and 2020, the Company issued restricted stock awards for shares of common stock which have been reserved for the holders of the awards. Restricted stock awards were issued to certain consultants and advisors as consideration for services rendered. The terms of the restricted stock units are determined by the Company’s Board of Directors. The Company’s restricted stock shares generally vest over a period of one year and have a maximum term of ten years.

The following summarizes the restricted stock activity for the years ended December 31, 2021 and 2020:

		Weighted-Average
	Shares	Fair Value
Balance as of December 31, 2019	32	15,449.60
Shares of restricted stock granted	892	253.15
Exercised	-	-
Cancelled	(1)	9,600.00
Balance as of December 31, 2020	923	748.89
Shares of restricted stock granted	447	413.33
Exercised	-	-
Cancelled	-	-
Balance as of December 31, 2021	1,370	639.22

	December 31,	December 31,
Number of Restricted Stock Awards	2021	2020
Vested	1,370	29
Non-vested	-	894

As of December 31, 2021 and 2020, there was $0 and $144,964, respectively, of total unrecognized compensation cost related to non-vested stock-based compensation, which is expected to be recognized over the next year.

NOTE 15: INTEREST EXPENSE

For the years ended December 31, 2021 and 2020, the Company recorded interest expense as follows:

	Year ended	Year ended
	December 31,	December 31,
	2021	2020
Interest expense - convertible notes	$131,623	$274,857
Interest expense - notes payable	260,155	34,331
Interest expense - notes payable - related party	9,992	35,096
Finance lease	15,967	22,892
Other	10,031	37,126
Amortization of debt discount	2,906,645	2,110,645
	$3,334,413	$2,514,947

NOTE 16: RELATED PARTY TRANSACTIONS

Jason Remillard is our Chief Executive Officer and sole director. Through his ownership of Series A Preferred Shares, Mr. Remillard has voting control over all matters to be submitted to a vote of our shareholders.

In January 2018 the Company acquired substantially all of the assets of Myriad Software Productions, LLC, which is owned 100% by Mr. Remillard. Those assets were comprised of the software program known as ClassiDocs, and all intellectual property associated therewith. This acquisition changed the Company’s status to no longer being a “shell” under applicable securities rules. In consideration for the acquisition, the Company agreed to a purchase price of $1,500,000 comprised of: (i) $50,000 paid at closing; (ii) $250,000 in the form of our promissory note; and (iii) $1,200,000 in shares of our common stock, valued as of the closing, which equated to 100 shares of our common stock. The shares were issued in the form of 144,000 shares of the Company’s Series A preferred stock as part of the consideration under the Share Settlement Agreement dated August 14, 2020.

On September 16, 2019, the Company entered into an Asset Purchase Agreement with DMBGroup, LLC. Amounts owed to DMBGroup, LLC including the note payable of $940,000 and member loans of $97,689 were recorded as amounts due to a related party. During the year ended December 31, 2021 and 2020, the Company repaid note payable of $281,638 and $458,275 including interest expense of $9,992 and $35,096, respectively. As of December 31, 2021 and 2020, the Company had recorded a liability to DMBGroup totaling $123,745 and $405,382, respectively.

During the year ended December 31, 2021, the Company borrowed $231,150 from our CEO, our CEO paid operating expenses of $135,793 on behalf of the Company and the Company repaid $399,169 to our CEO. During the year ended December 31, 2020, our CEO paid operating expenses of $299,173 on behalf of the Company and the Company repaid $303,079 to our CEO.

During the year ended December 31, 2020, our CEO repaid $135,000 to purchase convertible note of $81,000 and a prepayment penalty of $54,000. As a result, the Company recorded $54,000 as loss on settlement of debt.

During the year ended December 31, 2020 we issued to our CEO a total of 148,666 shares of Series A preferred stock.

As of December 31, 2021 and 2020, the Company had due to related party of $247,366 and $561,230, respectively, which arose from the DMB transaction to acquire DataExpress™.

NOTE 17: SUBSEQUENT EVENTS

Subsequent to December 31, 2021, the following transactions occurred:

●	The Company issued 7,875 shares of Series B Preferred stock for $75,000
●	The Company fully redeemed all outstanding 37,625 shares of Series B Preferred stock for $487,730 – leaving no outstanding Preferred B shares issued as of the time of this report
●	The Company issued convertible notes a total of $959,313 with 33,196 shares of common stock, which the term of notes is 1 year and annual interest rate is 9%. Notes are convertible at the option of the holders after 6 months of issuance date of the note and conversion price are Conversion prices are based on the discounted (39% or 20% discount) lowest trading prices of the Company’s shares during 20 periods prior to conversion. Certain note has a floor price of $0.01.
●	On January 19, 2022, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Centurion Holdings I, LLC, a Missouri limited liability company (“Centurion”) and certain other parties. Pursuant to the Purchase Agreement, Centurion sold, transferred, assigned, conveyed and delivered to the Company, and the Company purchased from Centurion, all right, title, and interest in and to certain assets in the Purchase Agreement (the “Assets”). In exchange for the Assets, the Company paid to Centurion (i) $250,000 payable in cash, (ii) $2,900,000 payable pursuant to a five year promissory note issued by the Company in favor of Centurion, which accrues interest at a rate of 8% per annum and (iii) $250,000 in the form of a contingent payment, as further described in the Purchase Agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: March 31, 2022	DATA443 RISK MITIGATION, INC.

	BY:	/s/ Jason Remillard
Jason Remillard,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATED

/s/ Jason Remillard	Chairman of the Board;	March 31, 2022
Jason Remillard	Chief Executive Officer

/s/ Nanuk Warman	Chief Financial Officer	March 31, 2022
Nanuk Warman

51