Form 10-Q
period 2022-03-31
Data443 Risk Mitigation, Inc.
filed 2022-05-17
CIK 1068689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2022

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

Yes ☐ No ☒

The outstanding number of shares of common stock as of May 16, 2022 was 954,561.

Documents incorporated by reference: None

DATA443 RISK MITIGATION, INC.

FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DATA443 RISK MITIGATION, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets
Cash	$182,276	$1,204,933
Accounts receivable, net	243,229	21,569
Advance payment for acquisition	250,000	-
Prepaid expense and other current assets	26,903	70,802
Total current assets	702,408	1,297,304

Property and equipment, net	257,081	288,406
Operating lease right-of-use assets, net	154,514	174,282
Intellectual property, net of accumulated amortization	1,039,547	1,269,819
Deposits	31,440	31,440
Total Assets	$2,184,990	$3,061,251

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$230,020	$115,673
Deferred revenue	1,492,221	1,035,185
Interest payable	239,565	204,915
Notes payable, net of unamortized discount	1,640,958	1,720,777
Convertible notes payable, net of unamortized discount	1,401,418	993,931
Due to a related party	123,578	247,366
Operating lease liability	115,553	112,322
Finance lease liability	61,237	72,768
Total Current Liabilities	5,304,550	4,502,937

Series B Preferred Stock, 80,000 shares designated; $0.001 par value; Stated value $10.00 0 and 29,750 shares issued and outstanding, net of discount, respectively	-	278,811
Notes payable, net of unamortized discount - non-current	1,704,581	1,770,989
Convertible notes payable, net of unamortized discount - non-current	100,000	22,357
Deferred revenues - non-current	1,159,022	573,411
Operating lease liability - non-current	95,162	125,640
Finance lease liability - non-current	-	10,341
Total Liabilities	8,363,315	7,284,486

Stockholders’ Deficit
Preferred stock: 337,500 authorized; $0.001 par value
Series A Preferred Stock, 150,000 shares designated; $0.001 par value; 150,000 shares issued and outstanding, respectively	150	150
Common stock: 1,000,000,000 authorized; $0.001 par value 148,367 and 122,044 shares issued and outstanding, respectively	148	122
Additional paid in capital	37,353,357	37,810,380
Accumulated deficit	(43,531,980)	(42,033,887)
Total Stockholders’ Deficit	(6,178,325)	(4,223,235)
Total Liabilities and Stockholders’ Deficit	$2,184,990	$3,061,251

See the accompanying Notes, which are an integral part of these unaudited Consolidated Financial Statements

DATA443 RISK MITIGATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021

Revenue	$612,516	$837,868
Cost of revenue	199,679	166,994
Gross profit	412,837	670,874

Operating expenses
General and administrative	973,562	1,433,565
Sales and marketing	120,395	95,424
Research and development	-	-
Total operating expenses	1,093,957	1,528,989

Net income (loss) from operations	(681,120)	(858,115)

Other income (expense)
Interest expense	(1,094,316)	(905,426)
Gain (loss) on settlement of debt	-	(227,501)
Change in fair value of derivative liability	(57,883)	(185,256)
Total other expense	(1,152,199)	(1,318,183)

Loss before income taxes	(1,833,319)	(2,176,298)
Provision for income taxes	-	-
Net loss	$(1,833,319)	$(2,176,298)

Dividend on Series B Preferred Stock	(104,631)	(3,949)
Net loss attributable to common stockholders	$(1,937,950)	$(2,180,247)

Basic and diluted loss per Common Share	$(13.75)	$(28.55)
Basic and diluted weighted average number of common shares outstanding	133,344	76,378

See the accompanying Notes, which are an integral part of these unaudited Consolidated Financial Statements

DATA443 RISK MITIGATION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

Three Months Ended March 31, 2022

	Series A				Additional		Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2021	150,000	$150	122,044	$122	$37,810,380	(42,033,887)	$(4,223,235)

Cumulative-effect adjustment from adoption of ASU 2020-06	-	-	-	-	(517,500)	439,857	(77,643)
Common stock issued for conversion of debt	-	-	14,073	13	27,799	-	27,812
Common stock issued in conjunction with convertible notes	-	-	5,619	6	62,487	-	62,493
Common stock issued for exercised cashless warrant	-	-	6,631	7	(7)	-	-
Resolution of derivative liability upon exercise of warrant	-	-	-	-	57,883	-	57,883
Stock-based compensation	-	-		-	(87,685)	-	(87,685)
Dividend on Series B Preferred Stock	-	-	-	-	-	(104,631)	(104,631)
Net loss	-	-	-	-	-	(1,833,319)	(1,833,319)
Balance - March 31, 2022	150,000	$150	148,367	$148	$37,353,357	$(43,531,980)	$(6,178,325)

Three Months Ended March 31, 2021

	Series A				Additional		Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2020	150,000	$150	65,308	$66	$32,027,696	$(35,518,584)	$(3,490,672)

Common stock issued for cash	-	-	10,417	10	653,595	-	653,605
Common stock issued for conversion of preferred stock	-	-	700	1	168,206		168,207
Common stock issued for conversion of debt	-	-	12,718	13	1,523,245	-	1,523,258
Common stock issued in conjunction with convertible note	-	-	358	-	88,738	-	88,738
Stock-based compensation	-	-	685	1	404,117	-	404,118
Dividend on Series B Preferred Stock	-	-	-	-	-	(3,949)	(3,949)
Net loss	-	-	-	-	-	(2,176,298)	(2,176,298)
Balance - March 31, 2021	150,000	150	90,186	91	34,865,597	(37,698,831)	(2,832,993)

See the accompanying Notes, which are an integral part of these unaudited Consolidated Financial Statements

DATA443 RISK MITIGATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,833,319)	$(2,176,298)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	57,883	185,256
(Gain) loss on settlement of debt	-	227,501
Stock-based compensation expense	(87,685)	404,118
Depreciation and amortization	269,877	277,279
Amortization of debt discount	734,191	838,227
Lease liability amortization	(7,479)	(6,554)
Changes in operating assets and liabilities:
Accounts receivable	(197,979)	99,592
Prepaid expenses and other assets	43,899	(9,167)
Accounts payable and accrued liabilities	97,515	(20,850)
Deferred revenue	1,042,647	(231,110)
Accrued interest	35,962	28,358
Net Cash provided by (used in) Operating Activities	155,512	(383,648)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advance payment for acquisition	(250,000)	-
Purchase of property and equipment	(8,280)	(79,020)
Net Cash used in Investing Activities	(258,280)	(79,020)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable	902,000	100,000
Repayment of convertible notes payable	(729,506)	-
Proceeds from issuance of common stock	-	653,605
Proceeds from issuance of Series B Preferred Stock	75,000	160,000
Redemption of Series B Preferred Stock	(487,730)	-
Finance lease payments	(21,872)	(21,638)
Proceeds from issuance of notes payable	438,860	924,581
Repayment of notes payable	(972,853)	(1,256,591)
Proceeds from related parties	-	65,250
Repayment to related parties	(123,788)	(168,262)
Net Cash provided by (used in) Financing Activities	(919,889)	456,945

Net change in cash	(1,022,657)	(5,723)
Cash, beginning of period	1,204,933	58,783
Cash, end of period	$182,276	$53,060

Supplemental cash flow information
Cash paid for interest	$344,867	$15,101
Cash paid for taxes	$-	$-

Non-cash Investing and Financing transactions:
Common stock issued for exercised cashless warrant	$7	$-
Settlement of series B preferred stock through issuance of common stock	$-	$168,207
Settlement of convertible notes payable through issuance of common stock	$27,812	$1,523,258
Common stock issued in conjunction with convertible note	$62,493	$88,738
Resolution of derivative liability upon exercise of warrant	$57,883	$-
Derivative liability recognized as debt discount	$-	$100,000
Settlement of convertible notes payable through issuance of preferred common stock	$65,600	$65,600
Note payable issued for settlement of License fee payable	$-	$1,404,000
Cumulative-effect adjustment from adoption of ASU 2020-06	$77,643	$-

See the accompanying Notes, which are an integral part of these unaudited Consolidated Financial Statements

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

NOTE 1: GENERAL

Description of Business

Data443 Risk Mitigation, Inc. (the “Company”) was incorporated as a Nevada corporation on May 4, 1998. On October 15, 2019, the Company changed its name from LandStar, Inc. to Data443 Risk Mitigation, Inc. within the State of Nevada.

The Company believes that it is a leader in data security and privacy management, providing solutions for All Things Data Security®, across the enterprise and in the cloud. Trusted by over 10,000 clients, the Company provides the visibility and control needed to protect data at-scale, regardless of format, location or consumer and facilitate fast changing global data privacy requirements. Our clients include leading brand name enterprises in a diverse set of industries, including financial services, government, healthcare, manufacturing, retail, technology, and telecommunications.

The mounting ransomware and data threat landscape has accelerated data security adoption rates and we believe that our extensive portfolio of data security and privacy products provide an encompassing solution set to data privacy as the new security standard. Our offering is anchored in privacy management, equipping organizations with a seamless approach to safeguard their data, protect against attacks and mitigate the most critical risks.

Data security and privacy legislation is driving significant investment by organizations to offset risks from data breaches and information breaches of various types. We provide solutions for the marketplace that are designed to protect data that is stored in the cloud, hybrid, on-premises and with remote employees. Our suite of security products focuses on protection of sensitive files and emails, confidential customer, patient and employee data, financial records, strategic and product plans, intellectual property and other data requiring protection, allowing our clients to create, share and protect their sensitive data wherever it is stored and however it is used.

We deliver solutions and capabilities for cloud vendors (including Microsoft Azure, Google Cloud Platform (GCP) and Amazon Web Services (AWS)), for on premises and for virtualization platforms (including VMWare, Citrx and Oracle). Licensing subscription models conform to customer purchasing requirements, which are most commonly on an annualized term basis.

We sell substantially all our products, solutions and services through a sales model that combines the leverage of a channel sales model or direct account management, thereby providing us with opportunities to grow our current customer base and deliver our value proposition for data privacy and security. We also make use of channel partners, distributors, and resellers which sell to end-user customers. This approach allows us to maintain close relationships with our customers and benefit from the global reach of our channel partners. Additionally, we are enhancing our product offerings and go-to-market strategy by establishing technology alliances within the IT infrastructure and security vendor ecosystem. Our sales and marketing focus is on targeting organizations with 500 or more users who are adopting cloud services and can make larger purchases with us over time and have a greater potential lifetime value.

We continue to onboard to cloud-native technology adoption portals such as the Microsoft Azure Marketplace and the Amazon AWS Marketplace. Vendors may offer incentives to us as a software and services provider to onboard and market via their marketplace portals.

As cloud adoption continues to accelerate, data privacy requirements get more complex, and data security becomes more challenging, we believe that Data443 is well positioned to capture market share, continue to lead in strategic data security technologies and prepare organizations for the next epoch in IT data privacy services.

Our Products

Each of our major product lines provides feature and functionality which we believe enable our clients to fully secure their data. This design extends through modular functionalities, giving our clients the flexibility to select the features they require for their business needs and the flexibility to expand their usage simply by adding a license. As the result of a recent rebranding and marketing effort by the Company, the products and services offered by the Company are now marketed under the following names:

●	Data443® Ransomware Recovery Manager, a unique offering designed to recover a workstation immediately upon infection to the last known business-operable state, without any end user or IT administrator efforts or involvement.

●	Data443® Data Identification Manager, the Company’s data classification and governance technology, which supports CCPA, LGPD and GDPR compliance in a Software-as-a-Service (SaaS) platform that performs sophisticated data discovery and content search of structured and unstructured data within corporate networks, servers, content management systems, email, desktops and laptops.

●	Data443® Data Archive Manager, a leading provider of simple, secure and cost-effective enterprise data retention management, archiving and management solutions.

●	Data443® Sensitive Content Manager, a market leading secure, cloud-based platform for the management, protection and distribution of digital content to the desktop and mobile devices, which protects an organization’s confidential content and intellectual property assets from leakage—malicious or accidental—without impacting collaboration between all stakeholders.

●	Data443® Data Placement Manager, a leading data transport, transformation and delivery product trusted by leading financial organizations worldwide;

●	Data443® Access Control Manager, enables fine-grained access controls across myriad platforms at scale for internal client systems and commercial public cloud platforms like Salesforce, Box.Net, Google G Suite, Microsoft OneDrive and others.

●	Data443® Blockchain Protection Manager, provides an active implementation for the Ripple XRP that protects blockchain transactions from inadvertent disclosure and data leaks.

●	Data443® Global Privacy Manager, the privacy compliance and consumer loss mitigation platform which is integrated with Data Identification Managercto do the delivery portions of GDPR and CCPA as well as process Data Privacy Access Requests—removal request—with inventory by Data Identification Manager; enables the full lifecycle of Data Privacy Access Requests, Remediation, Monitoring and Reporting.

●	Data443® IntellyWP, user experience enhancement products for the world’s largest content management platform, WordPress.

●	Data443® Chat History Scanner, which scans chat messages for compliance, security, PII, PI, PCI & custom keywords for large video conferencing platforms such as Zoom.

●	Data443® - GDPR Framework, CCPA Framework, and LGPD Framework WordPress Plugins, with over 30,000 active site owners combined, helps organizations of all sizes to comply with European, California and Brazilian privacy rules and regulations.

Our Growth Strategy

The following are key elements of our growth strategy:

Acquisitions. We intend to aggressively pursue acquisitions of other cybersecurity software and service providers focused on the data security sector. We target companies with a steady client base, as well as companies with complementary product offerings.

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

Expand Our Sales Force. We believe that continuing to expand our salesforce will be essential to achieving our customer base expansion goals. We intend to expand our sales capacity by adding employees throughout our sales and marketing department, with heavy focus on customer success and leveraging our existing client relationships.

Our Customers

Our current customer base is comprised primarily of customers in two verticals – commercial enterprises and open-source consumers. Our commercial enterprise clients are generally focused within the US and range from 500 employees to over 150,000 employees and use our data security and protection product lines. Our open-source offerings are more widely distributed geographically, used by organizations of all sizes and currently have over 200,000 active installations.

On January 19, 2022, the Company entered into an Asset Purchase Agreement with Centurion Holdings I, LLC (“Centurion”) to acquire the intellectual property rights and certain assets collectively known as Centurion SmartShield Home and SmartShield Enterprise, patented technology that protects and recovers devices in the event of ransomware attacks. The total purchase price of $3,400,000 consists of: (i) a $250,000 cash payment at closing; (ii) the $2,900,00 promissory note issued by Data443 in favor of Centurion; and (iii) $250,000 in the form of a contingent payment. As of the filings date of these financial statements, the acquisition is still not completed.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements as of March 31, 2022 include the accounts of the Company and its wholly-owned subsidiary, Data 443 Risk Mitigation, Inc., a North Carolina operating company, and the operations of Myriad Software Productions, LLC through September 2018 when it was liquidated. Prior to the acquisition of Data 443 Risk Mitigation, Inc. in North Carolina and the assets of Myriad Software Productions, LLC in 2018, these two entities were controlled by our sole director and officer, Jason Remillard. On November 17, 2017, Mr. Remillard acquired control of LandStar, Inc. through his purchase of all the outstanding Series A preferred shares of the Company, and as a result, these two entities became common controlled entities that require consolidation of results with the reporting company, LandStar, Inc., from the time common control occurred. All intercompany accounts and activities have been eliminated. These consolidated financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

Interim Financial Statements

These unaudited consolidated financial statements have been prepared in accordance U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2021 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2022. The results of operations for the three months ended March 31, 2022, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2022.

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

The Company recorded approximately gain of $87,685 in share-based compensation expense for the three months ended March 31, 2022, compared to $404,118 in share-based compensation expense for the three months ended March 31, 2021. Determining the appropriate fair value model and the related assumptions requires judgment. During the three months ended March 31, 2022, the fair value of each option grant was estimated using a Black-Scholes option-pricing model. The expected volatility represents the historical volatility of the Company’s publicly traded common stock. Due to limited historical data, the Company calculates the expected life based on the mid-point between the vesting date and the contractual term which is in accordance with the simplified method. The expected term for options granted to nonemployees is the contractual life. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of stock options. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero.

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

For the three months ended March 31, 2022 and 2021, respectively, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive:

	Three Months Ended
	March 31,
	2022	2021
	(Shares)	(Shares)
Series A Preferred Stock	150,000,000	150,000,000
Stock options	2,121	1,559
Warrants	139,275	-
Convertible notes	-	6,250
Preferred B stock	-	152
Total	150,141,396	150,007,961

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

Recently Adopted Accounting Guidance

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt—Debt with Conversion and Other Options” and ASC subtopic 815-40 “Hedging—Contracts in Entity’s Own Equity”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and, (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. We recognized a cumulative effect adjustment to increase the opening retained earnings as of January 1, 2022 by $439,857.

Recently Issued Accounting Pronouncements

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

During 2018, the Company made two product acquisitions, ClassiDocs®, and ARALOC®, and completed the acquisition of one entity, Data443 Risk Mitigation, Inc. (“Data443”), the North Carolina operating company. During 2019, the Company completed the acquisition of selected assets of DataExpress™; and, completed a transaction under which the Company licensed the assets of ArcMail™. During the period ending September 30, 2020, the Company has completed the acquisition of selected assets of FileFacets™, and selected assets of Intelly WP™. The Company is actively seeking new products and entities to acquire, with several candidates identified. The Company has developed, and continues to develop, large scale relationships with cyber security, marketing and product organizations, and to market and promote ClassiDocs® and other products the Company may develop or acquire. As of March 31, 2022, the Company had negative net working capital; an accumulated deficit; and, had reduced its operating losses.

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

NOTE 3: PROPERTY AND EQUIPMENT

The following table summarizes the components of the Company’s property and equipment as of the dates presented:

	March 31,	December 31,
	2022	2021
Furniture and Fixtures	$2,991	$2,991
Computer Equipment	567,934	559,654
	570,925	562,645
Accumulated depreciation	(313,844)	(274,239)
Property and equipment, net of accumulated depreciation	$257,081	$288,406

Depreciation expense for the three months ended March 31, 2022 and 2021, was $39,605 and $35,757, respectively.

During the three months ended March 31, 2022 and 2021, the Company purchased property and equipment of $8,280 and $79,020, respectively.

NOTE 4: INTELLECTUAL PROPERTY

The following table summarizes the components of the Company’s intellectual property as of the dates presented:

	March 31,	December 31,
	2022	2021
Intellectual property:
Word press GDPR rights	$46,800	$46,800
ARALOC™	1,850,000	1,850,000
ArcMail License	1,445,000	1,445,000
DataExpressTM	1,388,051	1,388,051
FileFacetsTM	135,000	135,000
IntellyWP™	60,000	60,000
Resilient Network Systems	305,000	305,000
	5,229,851	5,229,851
Accumulated amortization	(4,190,304)	(3,960,032)
Intellectual property, net of accumulated amortization	$1,039,547	$1,269,819

The Company recognized amortization expense of $230,272 and $241,522 for the three months ended March 31, 2022, and 2021, respectively.

Based on the carrying value of definite-lived intangible assets as of March 31, 2022, we estimate our amortization expense for the next five years will be as follows:

Amortization
Year Ended December 31,	Expense
2022 (excluding the three months ended March 31, 2022)	$585,212
2023	411,585
2024	27,000
Thereafter	15,750
$1,039,547

NOTE 5: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following table summarizes the components of the Company’s accounts payable and accrued liabilities as of the dates presented:

NOTE 6: DEFERRED REVENUE

For the three months ended March 31, 2022 and as of December 31 2021, changes in deferred revenue were as follows:

	March 31,	December 31,
	2022	2021
Balance, beginning of period	$1,608,596	$1,518,163
Deferral of revenue	1,688,850	2,581,801
Recognition of deferred revenue	(646,203)	(2,491,368)
Balance, end of period	$2,651,243	$1,608,596

As of March 31, 2022 and December 31, 2021, is classified as follows:

	March 31,	December 31,
	2022	2021
Current	$1,492,221	$1,035,185
Non-current	1,159,022	573,411
	$2,651,243	$1,608,596

NOTE 7: LEASES

Operating lease

We have a noncancelable operating lease for our office facility that expires in 2024. The operating lease has renewal options and rent escalation clauses.

We recognized total lease expense of approximately $83,339 and $24,000 for the three months ended March 31, 2022 and 2021, respectively, primarily related to operating lease costs paid to lessors from operating cash flows. As of March 31, 2022 and December 31, 2021, the Company recorded security deposit of $10,000. We entered into our operating lease in January 2019. On July 1, 2020, the Company renegotiated the office lease to obtain rent expense relief for the months of April 2020 – December 2020.

Future minimum lease payments under operating leases that have initial noncancelable lease terms in excess of one year at March 31, 2022 were as follows:

Total
Year Ended December 31,
2022 (excluding the three months ended March 31, 2022)	95,475
2023	131,150
Thereafter	-
226,625
Less: Imputed interest	(15,910)
Operating lease liabilities	210,715

Operating lease liability - current	115,553
Operating lease liability - non-current	$95,162

The following summarizes other supplemental information about the Company’s operating lease as of March 31, 2022:

Weighted average discount rate	8%
Weighted average remaining lease term (years)	1.79

Finance lease

The Company leases computer and hardware under non-cancellable capital lease arrangements. The term of those capital leases is 3 years and annual interest rate is 12%. At March 31, 2022 and December 31, 2021, capital lease obligations included in current liabilities were $61,237 and $72,768, respectively, and capital lease obligations included in long-term liabilities were $0 and $10,341, respectively. As of March 31, 2022 and December 31, 2021, the Company recorded security deposit of $10,944. As significant portion of our leasing costs are to support our data center buildouts.

At March 31, 2022, future minimum lease payments under the finance lease obligations, are as follows:

Total

2022 (excluding the three months ended March 31, 2022)	$54,248
2023	10,496
Thereafter	-
64,744
Less: Imputed interest	(3,507)
Finance lease liabilities	61,237

Finance lease liability	61,237
Finance lease liability - non-current	$-

As of March 31, 2022 and December 31 2021, finance lease assets are included in property and equipment as follows:

	March 31,	December 31,
	2022	2021
Finance lease assets	$267,284	$267,284
Accumulated depreciation	(231,109)	(192,928)
Finance lease assets, net of accumulated depreciation	$36,175	$74,356

NOTE 8: CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

	March 31,	December 31,
	2022	2021
Convertible Notes - Issued in fiscal year 2020	100,000	100,000
Convertible Notes - Issued in fiscal year 2021	851,851	1,607,857
Convertible Notes - Issued in fiscal year 2022	959,313	-
	1,911,164	1,707,857
Less debt discount and debt issuance cost	(409,746)	(691,569)
	1,501,418	1,016,288
Less current portion of convertible notes payable	1,401,418	993,931
Long-term convertible notes payable	$100,000	$22,357

During the three months ended March 31, 2022 and 2021, the Company recognized interest expense of $319,561 and $15,142, respectively, and amortization of debt discount, included in interest expense of $323,986 and $305,441, respectively.

Conversion

During the three months ended March 31, 2022, the Company converted notes with principal amounts and accrued interest of $27,812 into 6,090 shares of common stock. The corresponding derivative liability at the date of conversion of $57,883 was credited to additional paid in capital.

Convertible notes payable consists of the following:

Promissory Notes - Issued in fiscal year 2020

The Company has a total of $100,000 of notes with the following terms:

●	Terms 60 months.

●	Annual interest rates of 5%

●	Conversion prices is a fixed conversion price of $0.001.

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

During the three months ended March 31, 2022, the Company repaid principal amount of $729,506 and interest expense of $319,743.

Promissory Notes - Issued in fiscal year 2022

During the March 31, 2022, the Company issued convertible notes of $959,313 for cash proceeds of $902,000 after deducting financing fee of $57,313 with the following terms;

●	Terms 12 months.

●	Annual interest rates of 9%.

●	Convertible at the option of the holders after varying dates.

●	Conversion prices are typically based on the discounted (20% or 39% discount) lowest trading prices of the Company’s shares during 20 periods prior to conversion. Certain note has a floor conversion price of $0.01.

●	5,619 shares of common stock valued at $62,493 issued in conjunction with convertible notes.

In connection with the adoption of ASU 2020-06, we reclassified $517,500, previously allocated to the conversion feature, from additional paid-in capital to convertible notes on our balance sheet as of January 1, 2022. The reclassification was recorded to combine the two legacy units of account into a single instrument classified as a liability. We also recognized a cumulative effect adjustment of $439,857 to accumulated deficit on our balance sheet as of January 1, 2022, that was primarily driven by the derecognition of interest expense related to the accretion of the Debt Discount as required under the legacy accounting guidance. Under ASU 2020-06, we will no longer incur non-cash interest expense related to the accretion of the debt discount associated with the embedded conversion option.

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement during the year based on management’s estimate of the expected future cash flows required to settle the liabilities, and used the Binomial pricing model to calculate the fair value as of March 31, 2022. As of the three months ended March 31, 2022, there were no derivative liabilities. The Binomial model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note and warrant is estimated using the Binomial valuation model.

For the three months ended March 31, 2022 and year ended December 31, 2021, the estimated fair values of the liabilities measured on a recurring basis are as follows:

The Company valued the conversion feature using the Binomial pricing model. The fair value of the derivative liability for all the notes that became convertible, including the notes issued in prior years, during the three months ended March 31, 2022 amounted to $57,883 recognized as a derivative loss.

For the three months March 31, 2022 and year ended December 31, 2021, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Year ended	Year ended
	March 31,	December 31,
	2021	2021
Expected term	0.51 years	0.48 - 5.00 years
Expected average volatility	134%	160%- 302%
Expected dividend yield	-	-
Risk-free interest rate	59%	0.04% - 1.24%

The aggregate loss on derivatives during the three months ended March 31, 2022 and 2021 was $57,883 and $185,256, respectively.

NOTE 10: NOTES PAYABLE

Notes payable consists of the following:

	March 31,	December 31,
	2022	2021	Maturity	Interest Rate
Economic Injury Disaster Loan - originated in May 2020 (1, 3)	$500,000	$500,000	30 years	3.75%
Promissory note - originated in September 2020	42,888	50,456	$2,873.89 monthly payment for 36 months	14.0%
Promissory note - originated in December 2020	28,791	33,039	$1,854.41 monthly payment for 36 months	8.0%
Promissory note - originated in January 2021	41,998	48,583	$2,675.89 monthly payment for 36 months	18.0%
Promissory note - originated in February 2021 (2)	1,318,819	1,328,850	5 years	4.0%
Promissory note - originated in April 2021	693,333	832,000	1 year	12%
Promissory note - originated in July 2021	282,000	282,000	1 year	12%
Promissory note - originated in September 2021	52,599	55,576	$1,383.56 monthly payment for 60 months	28%
Promissory note - originated in December 2021	-	406,300	$20,050 weekly payment	49%
Promissory note - originated in December 2021	110,785	241,714	$10,071.45 weekly payment	4.94%
Promissory note - originated in December 2021	16,763	189,975	$2,793.75 daily payment	7%
Promissory note - originated in March 2022	485,920	-	$20,995 weekly payment	49%
Promissory note - originated in March 2022	104,143	-	$642.86 daily payment	15%
	3,678,039	3,968,493
Less debt discount and debt issuance cost	(332,500)	(476,727)
	3,345,539	3,491,766
Less current portion of promissory notes payable	1,640,958	1,720,777
Long-term promissory notes payable	$1,704,581	$1,770,989

(1)	The Company received an advance under the Economic Injury Disaster Loan (EIDL) program.

(2)	On February 12, 2021, the Company issued notes payable of $1,404,000 to settle license fee payable of $1,094,691. As a result, the Company recorded loss on settlement of debt of $309,309 in fiscal year 2021.

(3)	The Company received a second advance under the EIDL program in fiscal year 2021.

During the three months ended March 31, 2022 and 2021, the Company recognized interest expense of $56,457 and $17,170, and amortization of debt discount, included in interest expense of $387,766 and $469,471, respectively.

During the three months years ended March 31, 2022 and 2021, the Company issued a total of $682,400 and $2,800,191, less discount of $243,540 and $471,610, and repaid $972,853 and $1,256,591, respectively.

NOTE 11: COMMITMENTS AND CONTINGENCIES

The Company accounts for contingent liabilities in accordance with Accounting Standards Codification (“ASC”) Topic 450, Contingencies. This guidance requires management to assess potential contingent liabilities that may exist as of the date of the financial statements to determine the probability and amount of loss that may have occurred, which inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. For loss contingencies considered remote, no accrual or disclosures are generally made. Management has assessed potential contingent liabilities as of March 31, 2022, and based on that assessment there are no probable loss contingencies requiring accrual or establishment of a reserve.

DMB Note Collection Action

On June 17, 2021, DMB Group, LLC (“DMB”) filed a lawsuit against Data443 Risk Mitigation, Inc., a North Carolina corporation, the Company’s wholly-owned subsidiary (the “Subsidiary”), in County Court in Denton County, Texas, naming the Subsidiary as the defendant (the “Complaint”). The matter was settled on September 2021 by mutual agreement of the involved parties. The Subsidiary has made all payments and the matter is now considered closed.

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

Preferred Stock

As of March 31, 2022, the Company is authorized to issue 337,500 shares of preferred stock with a par value of $0.001, of which 150,000 shares have been designated as Series A, and 80,000 shares have been designated as Series B.

Series A Preferred Stock

As of March 31, 2022 and December 31, 2021, 150,000 shares of Series A were issued and outstanding. Each share of Series A was (i) convertible into 1,000 shares of common stock, and (ii) entitled to vote 15,000 shares of common stock on all matters submitted to a vote by shareholders voting common stock. All issued and outstanding shares of Series A Preferred Stock are held by Mr. Jason Remillard, sole director of the Company.

Series B Preferred Stock

As of March 31, 2022 and December 31, 2021, 0 and 29,750 shares of Series B were issued and outstanding, respectively. Each share of Series B (i) has a stated value of Ten Dollars ($10.00) per share; (ii) are convertible into common stock at a price per share equal to sixty one percent (61%) of the lowest price for the Company’s common stock during the twenty (20) day of trading preceding the date of the conversion; (iii) earn dividends at the rate of nine percent (9%) per annum; and, (iv) generally have no voting rights.

During the three months ended March 31, 2022, the Company issued 7,875 shares of Series B preferred stock for $78,750, less $3,750 financing fees

During the three months ended March 31, 2022, the Company redeemed 37,625 shares of series B preferred stock for $487,730.

During the three months ended March 31, 2022, the Company recorded accrued dividend of $104,631, and amortization of debt discount, included in interest expense of $22,439.

Common Stock

As of March 31, 2022, the Company is authorized to issue 1,000,000,000 shares of common stock with a par value of $0.001. All shares have equal voting rights, are non-assessable, and have one vote per share. The total number of shares of Company common stock issued and outstanding as of March 31, 2022 and December 31, 2021, respectively, was 148,367 and 122,044 shares, respectively.

During the three months ended March 31, 2022, the Company issued common stock as follows:

●	6,091 shares issued for conversion of debt;

●	6,631 shares issued upon the cash-less exercise of warrants;

●	5,619 shares issued as a loan fee in connection with the issuance of promissory notes; and

●	7,982 shares issued for adjustment of reverse stock split

Warrants

A summary of activity during the three months ended March 31, 2022 follows:

	Warrants Outstanding
		Weighted Average
	Shares	Exercise Price
Outstanding, December 31, 2021	146,842	$27.86
Granted	-	-
Reset feature	-	-
Exercised	(7,567)	9.88
Forfeited/canceled	-	-
Outstanding, March 31, 2022	139,275	$24.28

During the three months ended March 31, 2022, 7,567 warrants were exercised with cashless and the Company issued 6,631 shares of common stock.

The following table summarizes information relating to outstanding and exercisable warrants as of March 31, 2022:

Warrants Outstanding
Number of	Weighted Average Remaining	Weighted Average
Shares	Contractual life (in years)	Exercise Price
6,250	3.70	$160.00
6,934	4.06	$120.00
15,666	4.33	$36.00
2,917	4.50	$36.00
32,837	4.56	$9.88
74,671	4.73	$7.44

139,275	4.56	$24.28

NOTE 13: SHARE-BASED COMPENSATION

Stock Options

During the three months ended March 31, 2022, the Company granted options for the purchase of the Company’s common stock to certain employees, consultants and advisors as consideration for services rendered. The terms of the stock option grants are determined by the Company’s Board of Directors. The Company’s stock options generally vest upon the one-year anniversary date of the grant and have a maximum term of ten years.

The following summarizes the stock option activity for the three months ended March 31, 2022:

	Options Outstanding	Weighted-Average Exercise Price
Balance as of December 31, 2021	2,121	$467.76
Grants	-	-
Exercised	-	-
Cancelled	(1,092)	134.40
Balance as of March 31, 2022	1,029	$481.46

The following summarizes certain information about stock options vested and expected to vest as of March 31, 2022:

		Weighted-Average
	Number of	Remaining Contractual Life	Weighted- Average
	Options	(In Years)	Exercise Price
		Weighted-Average
	Number of	Remaining Contractual Life	Weighted- Average
	Options	(In Years)	Exercise Price
Outstanding	1,029	8.64	$481.46
Exercisable	585	8.48	$735.99
Expected to vest	444	8.76	$303.82

As of March 31, 2022 and December 31, 2021, there was $110,006 and $381,547, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements which is expected to be recognized within the next year.

Restricted Stock Awards

The following summarizes the restricted stock activity for the three months ended March 31, 2022:

		Weighted-Average
	Shares	Fair Value
Balance as of December 31, 2021	1,370	$639.22
Shares of restricted stock granted	-	-
Exercised	-	-
Cancelled	-	-
Balance as of December 31, 2021	1,370	$639.22

	March 31,	December 31,
Number of Restricted Stock Awards	2022	2021
Vested	1,370	1,370
Non-vested	-	-

NOTE 14: RELATED PARTY TRANSACTIONS

Jason Remillard is our Chief Executive Officer and sole director. Through his ownership of Series A Preferred Shares, Mr. Remillard has voting control over all matters to be submitted to a vote of our shareholders.

On September 16, 2019, the Company entered into an Asset Purchase Agreement with DMBGroup, LLC (“DMB Group”). A significant part of the purchase price was in the form of the Company’s common stock. As a direct result of this transaction and the Company’s common stock issued to DMB Group, we determined that DMB Group was a related party. Amounts owed to DMBGroup, including the note payable of $940,000 and member loans of $97,689 were recorded as amounts due to a related party. During the three months ended March 31, 2022, the Company repaid note payable of $124,985 including interest expense of $1,240. As of March 31, 2022 and December 31, 2021, the Company had recorded a liability to DMBGroup totaling $0 and $123,745, respectively.

During the three months ended March 31, 2022, the Company repaid $43 to our CEO.

As of March 31, 2022 and December 31, 2021, the Company had due to related party of $123,578 and $247,366, respectively.

NOTE 15: SUBSEQUENT EVENTS

The Company issued convertible notes a total of $270,700 with 20,699 warrants, which the exercise price of warrant is $6.00 and the term is 5 years. The term of notes is 9 months to 1 year and annual interest rate is 10% to 12%. Notes are convertible at the option of the holders after 6 months of issuance date of the note or event of default and conversion price are Conversion prices are based on the discounted (25% discount) lowest trading prices of the Company’s shares during 20 periods prior to conversion. Certain note has a fixed conversion price of $4.50.

Subsequent to March 31, 2022, the Company issued 807,663 shares of common stock as follows:

●	380,952 shares to Centurion Holdings LLC as part of the acquisition (see Note 1).
●	160,416 shares issued for conversion of debt and interest.
●	108,000 shares to our CEO for conversion of Series A Preferred Stock.
●	146,291 shares issued under a registration statement on Form S-8, to employees and consultants for services.
●	7,200 shares issued for a restricted stock award.
●	4,804 shares to debt holders for commitment obligations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition for the three months ended March 31, 2022 and 2021 should be read in conjunction with our consolidated financial statements, and the notes to those financial statements that are included elsewhere in this Quarterly Report.

All references to “Data443”, “we”, “our,” “us” and the “Company” in this Item 2 refer to Data443 Risk Mitigation, Inc., a Nevada corporation.

The discussion in this section contains forward-looking statements. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “would” or “will” or the negative of these terms or other comparable terminology, but their absence does not mean that a statement is not forward-looking. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which could cause our actual results to differ from those projected in any forward-looking statements we make. Several risks and uncertainties we face are discussed in more detail under “Risk Factors” in Part I, Item 1A of the Form 10 filed by the Company with the SEC on January 11, 2019, and in the Part I, Item 1A of the Form 10-K filed by the Company with the SEC on March 31, 2022, and in the discussion and analysis below. You should, however, understand that it is not possible to predict or identify all risks and uncertainties and you should not consider the risks and uncertainties identified by us to be a complete set of all potential risks or uncertainties that could materially affect us. You should not place undue reliance on the forward-looking statements we make herein because some or all of them may turn out to be wrong. We undertake no obligation to update any of the forward-looking statements contained herein to reflect future events and developments, except as required by law. The following discussion should be read in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q.

On January 5, 2022, we announced the approval of a reverse stock split of our common stock and a reduction in the number of authorized shares, each within a specified range, with a final decision to be made by our board of directors. On January 6, 2022, we were advised by the Nevada Secretary of State that it had accepted the Company’s filing of a Certificate of Amendment to the Articles of Incorporation, with a filing and effective date of January 6, 2022 (the “Certificate of Change”). The Certificate of Change (i) reduced the number of authorized shares of common stock to one hundred twenty-five million (125,000,000); and (ii) effected a reverse stock split (the “Reverse Stock Split”) of its issued common stock in a ratio of 1-for-8. The preferred stock of the Company was not changed. Trading of our common stock began on a split-adjusted basis on March 8, 2022. All common stock and per share data have been retroactively adjusted for the impact of the split.

Overview

The Company believes that it is a leader in data security and privacy management, providing solutions for All Things Data Security®, across the enterprise and in the cloud. Trusted by over 10,000 clients, the Company provides the visibility and control needed to protect data at-scale, regardless of format, location or consumer and to facilitate fast changing global data privacy requirements. Our clients include leading brand name enterprises in a diverse set of industries, including financial services, government, healthcare, manufacturing, retail, technology, and telecommunications.

The mounting ransomware and data threat landscape has accelerated data security adoption rates and we believe that our extensive portfolio of data security and privacy products provide an encompassing solution set to data privacy as the new security standard. Our offering is anchored in privacy management, equipping organizations with a seamless approach to safeguard their data, protect against attacks and mitigate the most critical risks.

Data security and privacy legislation is driving significant investment by organizations to offset risks from data breaches and information breaches of various types. We provide solutions for the marketplace that are designed to protect data that is stored in the cloud, hybrid, on-premises and with remote employees. Our suite of security products focuses on protection of sensitive files and emails, confidential customer, patient and employee data, financial records, strategic and product plans, intellectual property and other data requiring protection, allowing our clients to create, share and protect their sensitive data wherever it is stored and however it is used.

We deliver solutions and capabilities for cloud vendors (including Microsoft Azure, Google Cloud Platform (GCP) and Amazon Web Services (AWS)), for on premises and for virtualization platforms (including VMWare, Citrix and Oracle). Licensing subscription models conform to our client’s purchasing requirements, which are most commonly on an annualized term basis.

We sell substantially all our products, solutions and services through a sales model that combines the leverage of a channel sales model or  direct account management, thereby providing us with opportunities to grow our current customer base and deliver our value proposition for data privacy and security. We also make use of channel partners, distributors, and resellers which sell to end-user customers. This approach allows us to maintain close relationships with our customers and benefit from the global reach of our channel partners. Additionally, we are enhancing our product offerings and go-to-market strategy by establishing technology alliances within the IT infrastructure and security vendor ecosystem. Our sales and marketing focus is on targeting organizations with 500 or more users who are adopting cloud services and can make larger purchases with us over time and have a greater potential lifetime value.

We continue to onboard to cloud-native technology adoption portals such as the Microsoft Azure Marketplace and the Amazon AWS Marketplace. Vendors may offer incentives to us as a software and services provider to onboard and market via their marketplace portals.

As cloud adoption continues to accelerate, data privacy requirements get more complex, and data security becomes more challenging, we believe that Data443 is well positioned to capture market share, continue to lead in strategic data security technologies and prepare organizations for the next epoch in IT data privacy services.

Our Products

Each of our major product lines provides features and functionality which we believe enable our clients to fully secure their data. This design extends through modular functionalities, giving our clients the flexibility to select the features they require for their business needs and the flexibility to expand their usage simply by adding a license. As the result of a recent rebranding and marketing effort by the Company, the products and services offered by the Company are now marketed under the following names:

●	Data443® Ransomware Recovery Manager, a unique offering designed to recover a workstation immediately upon infection to the last known business-operable state, without any end user or IT administrator efforts or involvement.

●	Data443® Data Identification Manager, the Company’s data classification and governance technology, which supports CCPA, LGPD and GDPR compliance in a Software-as-a-Service (SaaS) platform that performs sophisticated data discovery and content search of structured and unstructured data within corporate networks, servers, content management systems, email, desktops and laptops.

●	Data443® Data Archive Manager, a leading provider of simple, secure and cost-effective enterprise data retention management, archiving and management solutions.

●	Data443® Sensitive Content Manager , a market leading secure, cloud-based platform for the management, protection and distribution of digital content to the desktop and mobile devices, which protects an organization’s confidential content and intellectual property assets from leakage—malicious or accidental—without impacting collaboration between all stakeholders.

●	Data443® Data Placement Manager, a leading data transport, transformation and delivery product trusted by leading financial organizations worldwide;

●	Data443® Access Control Manager, enables fine-grained access controls across myriad platforms at scale for internal client systems and commercial public cloud platforms like Salesforce, Box.Net, Google G Suite, Microsoft OneDrive and others.

●	Data443® Blockchain Protection Manager, provides an active implementation for the Ripple XRP that protects blockchain transactions from inadvertent disclosure and data leaks.

●	Data443® Global Privacy Manager, the privacy compliance and consumer loss mitigation platform which is integrated with Data443® Data Identification Manager to do the delivery portions of GDPR and CCPA as well as process data privacy access requests—removal request—with inventory by the Data443® Data Identification Manager ; enables the full lifecycle of data privacy access requests, remediation, monitoring and reporting.

●	Data443® IntellyWP, user experience enhancement products for the world’s largest content management platform, WordPress.

●	Data443® Chat History Scanner, which scans chat messages for compliance, security, personally identifiable information (PII), personal information (PI), (payment card industry) PCI information and custom keywords for large video conferencing platforms such as Zoom.

●	Data443® - GDPR Framework, CCPA Framework, and LGPD Framework WordPress Plugins, with over 30,000 active site owners combined, helps organizations of all sizes to comply with European, California and Brazilian privacy rules and regulations.

CARES Act

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020. There are several different provisions in the CARES Act that impact income taxes for corporations. While we continue to evaluate the tax implications, we do not believe these provisions have a material impact on the financial statements.

Additionally, the Company applied for and received funds under the Paycheck Protection Program (the “PPP Loan”)   in the amount of $339,000. The Company has had this liability forgiven as part of the program.

The Company also received a $150,000 loan (the “EID Loan”) from the U.S. Small Business Administration (the “SBA”) under the SBA’s Economic Injury Disaster Loan program. The Company received the loan proceeds on or around May 27, 2020. The EID Loan has a thirty-year term and bears interest at a rate of 3.75% per annum. Monthly principal and interest payments were deferred for twelve months after the date of disbursement. The Company may prepay the EID Loan at any time prior to maturity with no prepayment penalties, and we otherwise are repaying it at the rate of $731 per month. The Company must use the proceeds from the EID Loan for working capital. The Loan Authorization and Agreement and the Note executed by the Company in connection with the EID Loan contains events of default and other provisions customary for a loan of this type.

The Company received a second EID loan from the SBA under the SBA’s Economic Injury Disaster Loan program in the amount of $350,000 on or around June 27, 2021 (the “Second EID Loan”). The Second EID Loan also has a thirty- year term and bears interest at a rate of 3.75% per annum. Monthly principal and interest payments are deferred for twelve months after the date of disbursement. The Company may prepay the Second EID Loan at any time prior to maturity with no prepayment penalties, and we otherwise will begin repaying at the rate of $731 per month when the deferral period ends. The Company must use the proceeds from the Second EID Loan for working capital. The Loan Authorization and Agreement and the Note executed by the Company in connection with the Second EID Loan contains events of default and other provisions customary for a loan of this type.

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

Stock-Based Compensation

We measure the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date. For non-employees, as per ASU No. 2018-7, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, re-measurement is not required. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Stock-based compensation expense is recorded by us in the same expense classifications in the consolidated statements of operations, as if such amounts were paid in cash. Also, refer to Note 1 – Summary of Significant Accounting Policies, in the consolidated financial statements that are included in this Annual Report.

Outlook

Our continued objective is to further integrate our growing suite of proven industry leading data security, ransomware protection and privacy offerings and deliver the combined offering to our growing base of enterprise clients directly and via our partner channel. Data privacy concerns continue to grow in lockstep with security breaches, ongoing expansion of data storage, and reliance on telework, telehealth and remote learning requirements.

We have relied on and expect to continue to benefit from strategic acquisitions to contribute to our long-term growth objectives. During Fiscal Year 2022 we hope to continue to acquire complementary business assets and client bases. Key elements of our growth strategy include:

●	Improving and extending our technological capabilities, domestically and internationally.

●	Further integrating our product offerings to provide a superior data privacy platform.

●	Focusing on underserved markets and medium-sized businesses.

●	Delivering capabilities via unconventional channels, including open-source and “freemium” trial subscription models.

●	Leveraging our existing relationships for professional references, association- and internal private industry-level promotional events and other high value product positional activities.

●	Be prepared to capture and execute on opportunities in the acquisition marketplace.

●	Continued focus on net bookings with growing long-term contract value with inbuilt ARR increases and pre-paid consumption growth.

●

Improve SaaS Services and consumption with high increasing ‘attach’ rate for additional capabilities within existing customer relationships we have built and/or acquired via our aggressive acquisitions program.

●	Increase year-over-year conversions from perpetual one-time contract sales to multiyear recurring subscription revenue agreements.

While we primarily report income based on recognized and deferred revenue, another measurement internally for the business is booked revenues. Management utilizes this measure to track numerous indicators such as: contract value growth; initial contract value per customer; and certain other values that change quarter-over-quarter. These results may also be subject to, and impacted by, sales compensation plans, internal performance objectives, and other activities. We continue to increase revenue from our existing operations. We generally recognize revenue from customers ratably over the terms of their subscription, which is generally one year at a time. As a result, a substantial portion of the revenue we report in each period is attributable to the recognition of deferred revenue relating to agreements that we executed during previous periods. Consequently, any increase or decline in new sales or renewals in any one period will not be immediately reflected in our revenue for that period. Any such change, however, would affect our revenue in future periods. Accordingly, the effect of downturns or upturns in new sales and potential changes in our rate of renewals may not be fully reflected in our results of operations until future periods.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2022 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2021

Our operations for the three months ended March 31, 2022 and 2021 are outlined below:

	Three Months Ended
	March 31,
	2022	2021	Change	%
Revenue	$612,516	$837,868	$(225,352)	(27)%
Cost of revenue	199,679	166,994	32,685	20%
Gross Profit	412,837	670,874	(258,037)	(38)%
Gross Profit Percentage	67%	80%	(13)%	(16)%

Operating expense	1,093,957	1,528,989	(435,032)	(28)%
Other expense	(1,152,199)	(1,318,183)	165,984	(13)%
Net loss	$(1,833,319)	$(2,176,298)	$342,979	(16)%

Revenue

The decrease in revenue was primarily due to increased pull through of deals in Q4 of 2021 – both by the Company and its clients who took advantage of prepaid multi-year discounts and also took advantage of multi-year commitments to our software and SaaS offerings. Significant disruption and distraction in client operations primarily due to increased pandemic activity in January 2022 also contributed to clients deferring decisions to renew existing relationships or to sign up for new product offerings. We believe concerns about the pandemic and uncertainty regarding the economy and other global events likely contributed to reluctance to consider new and/or close deals regarding new business opportunities. A return to pre-first quarter activity levels has resumed midway through the first quarter of 2022.

Cost of revenue

Cost of revenue consists of direct expenses, such as sales commission, shipping, and supplies. We continue to manage a requisite ratio of expenses to revenues model within the company. The increase in cost of revenue was primarily due to an increase in one-time costs, including advertising in national publications and customer outreach.

For the three months ended March 31, 2022 and 2021 our operating expenses were as follows:

	Three Months Ended
	March 31,
	2022	2021	Change	%
Operating expenses
General and administrative	$973,562	$1,433,565	$(460,003)	(32)%
Sales and marketing	120,395	95,424	24,971	26%
Total operating expenses	$1,093,957	$1,528,989	$(435,032)	(28)%

General and Administrative Expenses

The general and administrative expenses primarily consisted of management costs, costs to integrate assets we acquired and to expand sales, product enhancements, audit and review fees, filing fees, professional fees, and other expenses related to SEC reporting, including the re-classification of sales-related management expenses, in connection with the projected growth of the Company’s business. Additionally we continue to incur specific one-time costs in relation to our planned Nasdaq capital markets uplisting, additional financing activities and related functions. The decrease in general and administrative expense was primarily due to a decrease in stock-based compensation expense.

Sales and Marketing Expenses

The sales and marketing expenses primarily consisted of continuing to shift our sales operation toward an inbound model, continued high focus on renewals and customer success operations and previously reported expenses, primarily management costs, reclassified to general and administrative expenses. The increase in sales and marketing expense was primarily due to an increase in spot advertising and marketing expenses.

Other income (expense)

Other expenses for the three months ended March 31, 2022 consisted of interest expense and loss on change in fair value of derivative. Other expenses for the March 31, 2021 consisted of interest expense, loss on change in fair value of derivative, and loss on settlement on debt. The decrease in other expenses was primarily due to change in fair value of derivative liabilities and loss on settlement of debt.

Net Loss

The net loss for the three months ended March 31, 2022 was mainly derived from an operating loss of $681,120, and interest expense of $1,094,316. The net loss for the three months ended March 31, 2021 was mainly derived from an operating loss of $858,115, interest expense of $905,426 and loss on change in fair value of derivative liability of $185,256.

Accumulated Losses

Prior to its first acquisition of ClassiDocs and the company name change to Data443 Risk Mitigation, Inc. in 2017, the Company already had a net operating loss carryfowards of approximately $6 million from prior operations.  Subsequent to this and through March 31, 2022, the Company has relied on convertible notes and other debt instruments that contain unfavorable discounts, origination fees, and have embedded conversion features that are subject to derivative treatment for accounting purposes. Due primarily to this treatment of convertible notes, debt and related derivative accounting, the company since 2017, has accumulated deficits of approximately $14.1 million due to derivative valuations and $8.7 million expensed for interest and amortization of debt discounts for financing and other origination fees.

LIQUIDITY AND CAPITAL RESOURCES

The following table provides selected financial data about our company as of March 31, 2022 and December 31, 2021, respectively.

Working Capital

The following table provides selected financial data about our company as of March 31, 2022 and December 31, 2021, respectively.

	March 31,	December 31,
	2022	2021	Change	%
Current assets	$702,408	$1,297,304	$(594,896)	(46)%
Current liabilities	$5,304,550	$4,502,937	$801,613	18%
Working capital deficiency	$(4,602,142)	$(3,205,633)	$(1,396,509)	44%

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of March 31, 2022, our principal sources of liquidity were cash of $182,276, trade accounts receivable of $243,229 and prepaid, advance payment for acquisition of $250,000 and other current assets of $26,903, as compared to cash of $1,204,933, trade accounts receivable of $21,569 and prepaid and other current assets of $70,802 as of December 31, 2021.

During the last two years, and through the date of this Report, we have faced an increasingly challenging liquidity situation that has limited our ability to execute our operating plan. We have also been required to maintain our corporate existence, satisfy the requirements of being a public company, and have chosen to become a mandatory filer with the SEC. We will need to obtain capital to continue operations. There is no assurance that we will be able to secure such funding on acceptable terms. During the three months ended March 31, 2022, we reported a loss from operations of $681,120.

As of March 31, 2022, we had assets of cash in the amount of $182,276 and other current assets in the amount of $520,132. As of March 31, 2022, we had current liabilities of $5,304,550. The Company’s accumulated deficit as of March 31, 2022 was $43,531,980.

As of December 31, 2021, we had assets of cash in the amount of $1,204,933 and other current assets in the amount of $92,371. As of December 31, 2021, we had current liabilities of $4,502,937. The Company’s accumulated deficit as of December 31, 2021 was $42,033,887.

The revenues generated from our current operations will not be sufficient to fund our planned growth. We will require additional capital to continue to operate our business, and to further expand our business. Sources of additional capital through various financing transactions or arrangements with third parties may include equity or debt financing, bank loans or revolving credit facilities. We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. Unless the Company can attract additional investment, the future of the Company operating as a going concern is in serious doubt.

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

Management has determined that additional capital will be required in the form of equity or debt securities. There is no assurance that management will be able to raise capital on terms acceptable to the Company, or at all.

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

Cash Flow

	Three Months Ended
	March 31,
	2022	2021	Change
Cash provided by (used in) operating activities	$155,512	$(383,648)	$539,160
Cash used in investing activities	$(258,280)	$(79,020)	$(179,260)
Cash provided by financing activities	$(919,889)	$456,945	$(1,376,834)
Cash on hand	$182,276	$53,060	$129,216

Operating Activities

During the three months ended March 31, 2022, our Company generated $155,512 by operating activities, compared to $383,648 during the three months ended March 31, 2021. Cash provided by operation activities was primarily due to an increase in operating liabilities.

Investing Activities

During the three months ended March 31, 2022, we used funds in investing activities of $258,280 to acquire property and equipment and advance payment for acquisition. During the three months ended March 31, 2021, we used funds in investing activities of $79,020 to acquire property and equipment.

Financing Activities

During the three months ended March 31, 2022, we raised $75,000 through the issuance of Series B Preferred Stock; $902,000 from issuance of convertible debt; and $438,860 from issuance of notes payable; offset in part through redemption of Series B Preferred Stock of $487,730; repayment of convertible note payable of $729,506; repayment of $972,853 on notes payable; repayment to related party of $123,788 and, $21,872 of capital lease payments. By comparison, during the three months ended March 31, 2021, we raised $653,605 through the issuance of common stock; $160,000 through the issuance of Series B Preferred Stock; $100,000 from issuance of convertible debt; $924,581 from issuance of notes payable; and, $65,250 from loan from a related party, offset in part through repayment of $1,256,591 on notes payable; repayment to related party of $168,262 and, $21,638 of capital lease payments.

We are dependent upon the receipt of capital investment or other financing to fund our ongoing operations and to execute our business plan. In addition, we are dependent upon our controlling stockholder to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our plan of operations.

Going Concern

The consolidated financial statements accompanying this Quarterly Report have been prepared on a going concern basis, which implies that our Company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our Company has generated limited revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the ability of our company to obtain necessary financing to achieve our operating objectives, and the attainment of profitable operations. As of March 31, 2022, our Company has an accumulated deficit of $43,531,980. We do not have sufficient working capital to enable us to carry out our plan of operation for the next twelve months.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the consolidated financial statements for the three months ended March 31, 2022, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Management’s Plans

Our plan is to continue to grow our business through strategic acquisitions, and then expand selling across our subsidiaries and affiliated companies. During the next twelve months, we anticipate incurring costs related to (i) filing of Exchange Act reports; and (ii) operating our businesses. We will require additional operating capital to maintain and continue operations. We will need to raise additional capital through debt or equity financing, and there is no assurance we will be able to raise the necessary capital.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information regarding this Item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period by this Form 10-Q. Based on that evaluation, we concluded that because of the material weakness and significant deficiencies in our internal control over financial reporting described below, our disclosure controls and procedures were not sufficient as of March 31, 2022.

Management’s Report of Internal Control over Financial Reporting

Our principal executive officer and our principal financial officer are responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. An evaluation was performed of the effectiveness of the Company’s internal control over financial reporting. The evaluation was based on the framework in 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the criteria set forth in 2013 Internal Control — Integrated Framework, our management concluded that, as of March 31, 2022 our internal control over financial reporting was not effective because of the identification of material weaknesses described as follows:

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

Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

Management of the Company is committed to improving its internal controls and will (i) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities; (ii) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel; (iii) seek to add a full-time chief financial officer when the Company has adequate financial resources ; and, (iv) appoint outside directors and audit committee members in the immediate future.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 17, 2021, DMB Group, LLC (“DMB”) filed a lawsuit against Data443 Risk Mitigation, Inc., a North Carolina corporation, the Company’s wholly-owned subsidiary (the “Subsidiary”), in County Court in Denton County, Texas, naming the Subsidiary as the defendant (the “Complaint”). The matter was settled on September 2021 by mutual agreement of the involved parties. The Subsidiary has made all payments required and the matter is now considered closed.

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

ITEM 1A.	RISK FACTORS

Not applicable because we are a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2022, the Company issued shares of its common stock as follows, pursuant to exemption from registration pursuant to Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder:

●	On February 8, 2022, a noteholder converted $27,812 of convertible debt into 6,091 shares of the Company’s common stock due to a conversion of promissory notes.
●	On February 11, 2022, noteholders converted $47,997 of convertible debt into 4,150 shares of the Company’s common stock due to a conversion of promissory notes.
●	On February 28, 2022, a noteholder converted 6,631 of warrants into 6,631 shares of the Company’s common stock.
●	On March 1, 2022, a noteholder converted $14,496 of convertible debt into 1,469 shares of the Company’s common stock due to a conversion of promissory notes.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

		Incorporated by Reference
	Exhibit Description	Form	Exhibit	Filing Date/
Exhibit				Period
Number				End Date

2.1	Share Exchange Agreement dated December 31, 1998, by and between the Company and Rebound Corp.,	10-SB/A	10.7	1/7/2000

3.1	Amended and Restated Articles of Incorporation of the Company, dated May 4, 1998.	10-12G	3.2	1/11/2019

3.2	Certificate of Designation for Preferred Series A Stock of the Company, dated May 28, 2008.	10-12G	3.3	1/11/2019

3.3	Amendment to Certificate of Designation for Preferred Series A Stock of the Company, dated April 27, 2018.	10-12G	3.4	1/11/2019

3.4	Bylaws of the Company.	10-SB	I	1/4/2000

3.5	Certificate of Amendment to the Company’s Articles of Incorporation dated August 17, 2020.	8-K	3.1	8/21/2020

3.6	Certificate of Designation for Preferred Series B Stock of the Company, dated November 25, 2020.	8-K	3.1	12/2/2020

3.7	Certificate of Amendment to the Company’s Articles of Incorporation dated December 15, 2020, increasing the number of authorized shares of Common Stock to 1.8 billion.	8-K	3.1	12/17/2020

3.8	Certificate of Amendment to the Company’s Articles of Incorporation dated April 21, 2021.	8-K	3.1	4/27/2021

3.9	Certificate of Amendment to the Company’s Articles of Incorporation dated January 10, 2021.	8-K	3.1	6/21/2021

3.10	Certificate of Change to the Company’s Articles of Incorporation dated January 6, 2022.	8-K	3.1	3/11/2022

4.1	Description of Securities	10-K	4.1	3/31/2022

4.2	Warrant Exchange Notes issued as of 17 November 2020 in the total original principal amount of $100,000.	10-K	4.7	3/23/2021

4.3	Common Stock Purchase Warrant issued in favor of Triton Funds LP on December 11, 2020.	8-K	4.1	12/17/2020

4.4	Common Stock Purchase Warrant (the “First Warrant”) issued in favor of Auctus Fund, LLC on 23 April 2021.	8-K	4.1	4/27/2021

4.5	Common Stock Purchase Warrant (the “Second Warrant”) issued in favor of Auctus Fund, LLC on April 22, 2021.	8-K	4.2	4/27/2021

4.6	Common Stock Purchase Warrant (the “First Warrant”) issued in favor of Auctus Fund, LLC on 30 July 2021 for the purchase of 62,667 shares of Common Stock at $4.50 per share.	10-Q	4.11	8/3/2021

4.7	Common Stock Purchase Warrant (the “Second Warrant”) issued in favor of Auctus Fund, LLC on 30 July 2021 for the purchase of 62,667 shares of Common Stock at $4.50 per share.	10-Q	4.12	8/3/2021

4.8	Common Stock Purchase Warrant (the “First Warrant”) issued in favor of Jefferson Street Capital LLC on 28 September 2021.	10-K	4.8	3/31/2022

4.9	Common Stock Purchase Warrant (the “Second Warrant”) issued in favor of Jefferson Street Capital LLC on 28 September 2021.	10-K	4.9	3/31/2022

4.10	Convertible Promissory Note issued the Company in favor of Jefferson Street Capital LLC on 28 September 2021 in the original principal amount of $110,000.	10-K	4.10	3/31/2022

4.11	Common Stock Purchase Warrant (the “First Warrant”) issued in favor of Mast Hill Fund, LP on 19 October 2021.	10-Q	4.13	10/26/2021

4.12	Common Stock Purchase Warrant (the “Second Warrant”) issued in favor of Mast Hill Fund, LP on 19 October 2021.	10-Q	4.14	10/26/2021

4.13	Common Stock Purchase Warrant issued in favor of Westland Properties, LLC on 21 December 2021.	10-K	4.13	3/31/2022

4.14	Convertible Promissory Note issued the Company in favor of Westland Properties, LLC on 21 December 2021 in the original principal amount of $555,555.	10-K	4.14	3/31/2022

4.15	Convertible Promissory Note issued the Company in favor of GS Capital Partners, LLC on 11 February 2022 in the original principal amount of $207,500.	10-K	4.15	3/31/2022

4.16	Convertible Promissory Note issued the Company in favor of One44 Capital LLC on 11 February 2022 in the original principal amount of $160,000.	10-K	4.16	3/31/2022

4.17	Convertible Promissory Note issued the Company in favor of Fast Capital, LLC on 14 February 2022 in the original principal amount of $207,500.	10-K	4.17	3/31/2022

4.18	Convertible Promissory Note issued the Company in favor of Root Ventures, LLC on 1 March 2022 in the original principal amount of $207,500.	10-K	4.18	3/31/2022

4.19	Convertible Promissory Note issued the Company in favor of Red Road Holdings Corporation on 9 March 2022 in the original principal amount of $176,813.	10-K	4.19	3/31/2022

10.1	Asset Purchase Agreement dated January 26, 2018 by and between Myriad Software Productions, LLC and Data443 Risk Management, Inc.	10-12G	10.1	1/11/2019

10.2	Secured Promissory Note dated January 26, 2018 issued by Data443 Risk Management, Inc. in favor of Myriad Software Productions, LLC in the original principal amount of $250,000.	10-12G	10.2	1/11/2019

10.3	Security Agreement dated January 26, 2018 executed by Data443 Risk Management, Inc. in favor of Myriad Software Productions, LLC.	10-12G	10.3	1/11/2019

10.4†	2019 Omnibus Stock Incentive Plan dated May 16, 2019	8-K	10.1	5/19/2019

10.5†	Advisory Board Agreement, effective July 28, 2020, between the Company and Omkharan Arasaratnam.	10-Q	10.19	8/6/2020

10.6	Letter Agreement effective August 28, 2020, between the Company and Maxim Group, LLC.	10-Q	10.23	11/16/2020

10.7	Asset Sale Agreement effective January 31, 2021, between the Company and the secured creditors of Wala, Inc.	10-K	10.28	3/23/2021

10.8	Three Secured Promissory Notes, each effective January 31, 2021 and issued by the Company in favor of the secured creditors of Wala, Inc.	10-K	10.29	3/23/2021

10.9	Security Agreement effective January 31, 2021, between the Company and the secured creditors of Wala, Inc.	10-K	4.6	3/23/2021

10.10	Form of Securities Purchase Agreement entered into with Auctus Fund, LLC on April 23, 2021.	8-K	10.1	4/27/2021

10.11	Form of Senior Secured Promissory Note issued in favor of Auctus Fund, LLC on April 23, 2021.	8-K	10.2	4/27/2021

10.12	Form of Security Agreement entered into with Auctus Fund, LLC on April 23, 2021.	8-K	10.3	4/27/2021

10.13†	Employment Agreement, Effective March 1, 2019 between the Company and Jason Remillard	10-K	10.13	3/31/2022

10.14†	Employment Agreement, effective December 1, 2021 between the Company and Nanuk Warman	10-K	10.14	3/31/2022

10.15	Form of Securities Purchase Agreement entered into with Auctus Fund, LLC on 29 July 2021.	10-Q	10.34	8/3/2021

10.16	Form of Senior Secured Promissory Note issued in favor of Auctus Fund, LLC on 29 July 2021.	10-Q	10.35	8/3/2021

10.17	Form of Security Agreement entered into with Auctus Fund, LLC on 29 July 2021.	10-Q	10.36	8/3/2021

10.18	Form of Securities Purchase Agreement entered into with Jefferson Street Capital LLC on 28 September 2021.	10-K	10.18	3/31/2022

10.19	Form of Securities Purchase Agreement entered into with Mast Hill Fund, LP on 19 October 2021.	10-Q	10.37	10/26/2021

10.20	Form of Promissory Note issued in favor of Mast Hill Fund, LP on 19 October 2021.	10-Q	10.38	10/26/2021

10.21	Form of Securities Purchase Agreement entered into with Westland Properties, LLC on 21 December 2021.	10-K	10.21	3/31/2022

10.22	Centurion Holdings I, LLC asset purchase agreement dated January 19, 2022	8-K	10.1	1/19/2022

10.23	Form of Securities Purchase Agreement entered into with GS Capital Partners, LLC on 11 February 2022.	10-K	10.23	3/31/2022

10.24	Form of Securities Purchase Agreement entered into with One44 Capital LLC on 11 February 2022.	10-K	10.24	3/31/2022

10.25	Form of Securities Purchase Agreement entered into with Fast Capital, LLC on 14 February 2022.	10-K	10.25	3/31/2022

10.26	Form of Securities Purchase Agreement entered into with Root Ventures, LLC on 1 March 2022.	10-K	10.26	3/31/2022

10.27	Form of Securities Purchase Agreement entered into with Red Road Holdings Corporation on 9 March 2022.	10-K	10.27	3/31/2022

21.1	List of subsidiaries of Registrant.	S-1	21.1	12/07/2021

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer.

32.2*	Section 1350 Certification of Chief Financial Officer.

101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Prospectus.

104*	Inline XBRL for the cover page of this Prospectus, included in the Exhibit 101 Inline XBRL Document Set.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, our Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 16, 2022	DATA443 RISK MITIGATION, INC.

	By:	/s/ Jason Remillard
	Name:	JASON REMILLARD
	Title:	Chief Executive Officer, (Principal Executive Officer)

