Form 10-Q
period 2022-06-30
Data443 Risk Mitigation, Inc.
filed 2022-08-15
CIK 1068689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 000-30542

DATA443 RISK MITIGATION, INC.

(Exact name of registrant as specified in its charter)

Nevada	86-0914051
(State of incorporation)	(I.R.S. Employer Identification No.)

4000 Park Drive, Suite 400 Research Triangle Park, North Carolina	27709
(Address of principal executive offices)	(Zip Code)

(919) 858-6542

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

Yes ☐ No ☒

The outstanding number of shares of common stock as of August 15, 2022 was 954,561.

DATA443 RISK MITIGATION, INC.

FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DATA443 RISK MITIGATION, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets
Cash	$-	$1,204,933
Accounts receivable, net	231,507	21,569
Advance payment for acquisition	2,726,188	-
Prepaid expense and other current assets	27,950	70,802
Total current assets	2,985,645	1,297,304

Property and equipment, net	305,196	288,406
Operating lease right-of-use assets, net	134,198	174,282
Intellectual property, net of accumulated amortization	809,275	1,269,819
Deposits	21,026	31,440
Total Assets	$4,255,340	$3,061,251

Liabilities and Stockholders’ Deficit
Current Liabilities
Bank overdraft	3,781	-
Accounts payable and accrued liabilities	417,466	115,673
Deferred revenue	1,510,827	1,035,185
Interest payable	309,180	204,915
Notes payable, net of unamortized discount	1,799,147	1,720,777
Convertible notes payable, net of unamortized discount	1,942,774	993,931
Due to a related party	277,033	247,366
Operating lease liability	118,848	112,322
Finance lease liability	41,914	72,768
Total Current Liabilities	6,420,970	4,502,937

Series B Preferred Stock, 80,000 shares designated; $0.001 par value; Stated value $10.00; 0 and 29,750 shares issued and outstanding, net of discount as of June 30, 2022 and December 31, 2021, respectively	-	278,811
Notes payable, net of unamortized discount - non-current	1,734,439	1,770,989
Convertible notes payable, net of unamortized discount - non-current	98,488	22,357
Deferred revenues - non-current	1,071,761	573,411
Operating lease liability - non-current	64,072	125,640
Finance lease liability - non-current	-	10,341
Total Liabilities	9,389,730	7,284,486

Stockholders’ Deficit
Preferred stock: 337,500 authorized; $0.001 par value Series A Preferred Stock, 150,000 shares designated; $0.001 par value; 149,892 and 150,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	150	150
Common stock: 125,000,000 authorized; $0.001 par value 954,561 and 122,044 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	954	122
Additional paid in capital	40,842,698	37,810,380
Accumulated deficit	(45,978,192)	(42,033,887)
Total Stockholders’ Deficit	(5,134,390)	(4,223,235)
Total Liabilities and Stockholders’ Deficit	$4,255,340	$3,061,251

See the accompanying notes, which are an integral part of these unaudited consolidated financial statements.

DATA443 RISK MITIGATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Revenue	$750,989	$762,352	$1,363,505	$1,600,220
Cost of revenue	78,593	96,830	278,272	263,824
Gross profit	672,396	665,522	1,085,233	1,336,396

Operating expenses
General and administrative	2,116,220	1,311,396	3,089,782	2,744,961
Sales and marketing	59,635	49,220	180,030	144,644
Total operating expenses	2,175,855	1,360,616	3,269,812	2,889,605

Loss from operations	(1,503,459)	(695,094)	(2,184,579)	(1,553,209)

Other income (expense)
Interest expense	(942,753)	(671,862)	(2,037,069)	(1,577,288)
Gain (loss) on settlement of debt	-	-	-	(227,501)
Change in fair value of derivative liability	-	(178,398)	(57,883)	(363,654)
Total other expense	(942,753)	(850,260)	(2,094,952)	(2,168,443)

Loss before income taxes	(2,446,212)	(1,545,354)	(4,279,531)	(3,721,652)
Provision for income taxes	-	-	-	-
Net loss	$(2,446,212)	$(1,545,354)	$(4,279,531)	$(3,721,652)

Dividend on Series B Preferred Stock	-	(5,492)	(104,631)	(9,441)
Net loss attributable to common stockholders	$(2,446,212)	$(1,550,846)	$(4,384,162)	$(3,731,093)

Basic and diluted loss per Common Share	$(3.25)	$(16.90)	$(9.62)	$(44.33)
Basic and diluted weighted average number of common shares outstanding	753,561	91,430	444,824	83,948

See the accompanying notes, which are an integral part of these unaudited consolidated financial statements.

DATA443 RISK MITIGATION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

Six months ended June 30, 2022

	Series A				Additional		Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2021	150,000	$150	122,044	$122	$37,810,380	$(42,033,887)	$(4,223,235)

Cumulative-effect adjustment from adoption of ASU 2020-06	-	-	-	-	(517,500)	439,857	(77,643)
Common stock issued for acquisition of Centurion assets	-	-	380,952	381	2,475,807	-	2,476,188
Common stock issued for conversion of preferred stock	(108)	-	108,000	108	(108)		-
Common stock issued for conversion of debt	-	-	165,273	165	29,160	-	29,325
Common stock issued in conjunction with convertible notes	-	-	18,170	18	140,918	-	140,936
Common stock issued for exercised cashless warrant	-	-	6,631	7	(7)	-	-
Common stock issued for service	-	-	153,491	153	844,048	-	844,201
Resolution of derivative liability upon exercise of warrant	-	-		-	57,883	-	57,883
Warrant issued in conjunction with debts	-	-		-	47,628	-	47,628
Stock-based compensation	-	-		-	(45,511)	-	(45,511)
Net loss	-	-		-	-	(4,384,162)	(4,384,162)
Balance - June 30, 2022	149,892	$150	954,561	$954	$40,842,698	$(45,978,192)	$(5,134,390)

Three months ended June 30, 2022

	Series A				Additional		Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - March 31, 2022	150,000	$150	148,367	$148	$37,353,357	$(43,531,980)	$(6,178,325)

Common stock issued for acquisition of Centurion assets	-	-	380,952	381	2,475,807	-	2,476,188
Common stock issued for conversion of preferred stock	(108)	-	108,000	108	(108)	-	-
Common stock issued for conversion of debt	-	-	151,200	151	1,361	-	1,512
Common stock issued for service	-	-	153,491	153	844,048	-	844,201
Common stock issued in conjunction with convertible notes	-	-	12,551	13	78,431	-	78,444
Warrant issued in conjunction with debts	-	-	-	-	47,628	-	47,628
Stock-based compensation	-	-	-	-	42,174	-	42,174
Adjustment of reverse stock split	-	-				-	-
Net loss	-	-				(2,446,212)	(2,446,212)
Balance - June 30, 2022	149,892	150	954,561	954	40,842,698	(45,978,192)	(5,134,390)

See the accompanying notes, which are an integral part of these unaudited consolidated financial statements.

DATA443 RISK MITIGATION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

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

See the accompanying Notes, which are an integral part of these unaudited Consolidated Financial Statements

DATA443 RISK MITIGATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(4,279,531)	$(3,721,652)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	57,883	363,654
(Gain) loss on settlement of debt	-	227,501
Stock-based compensation expense	798,690	680,444
Loss on impairment of intangible asset	-	-
Depreciation and amortization	540,714	554,557
Amortization of debt discount	1,549,752	1,448,308
Lease liability amortization	(14,958)	(13,107)
Changes in operating assets and liabilities:
Accounts receivable	(209,938)	22,233
Prepaid expenses and other assets	42,852	(24,425)
Accounts payable and accrued liabilities	308,642	3,616
Deferred revenue	973,992	(428,116)
Accrued interest	105,577	63,912
Deposit	10,414	-
Net Cash used in Operating Activities	(115,911)	(823,075)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advance payment for acquisition	(250,000)	-
Purchase of property and equipment	(96,960)	(79,020)
Net Cash used in Investing Activities	(346,960)	(79,020)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	3,781	-
Proceeds from issuance of convertible notes payable	1,207,800	100,000
Repayment of convertible notes payable	(758,346)	-
Proceeds from issuance of common stock	-	846,801
Proceeds from issuance of Series B Preferred Stock	75,000	250,000
Redemption of Series B Preferred Stock	(487,730)	-
Finance lease payments	(41,195)	(43,931)
Proceeds from issuance of notes payable	1,186,453	2,574,647
Repayment of notes payable	(1,957,492)	(2,734,275)
Proceeds from related parties	116,238	271,464
Repayment to related parties	(86,571)	(414,187)
Net Cash provided by (used in) Financing Activities	(742,062)	850,519

Net change in cash	(1,204,933)	(51,576)
Cash, beginning of period	1,204,933	58,783
Cash, end of period	$-	$7,207

See the accompanying notes, which are an integral part of these unaudited consolidated financial statements.

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Data443 Risk Mitigation, Inc. (the “Company”, “we”, “us” and “our”) was incorporated as a Nevada corporation on May 4, 1998. On October 15, 2019, the Company changed its name from LandStar, Inc. to Data443 Risk Mitigation, Inc. within the State of Nevada.

We deliver solutions and capabilities that businesses can use in conjunction with their use of established cloud vendors such as Microsoft® Azure, Google® Cloud Platform (GCP) and Amazon® Web Services (AWS), as well as with on-premises databases and database applications with virtualization platforms, such as those hosted or configured using VMWare®, Citrix® and Oracle® clouds/products).

On January 19, 2022, we entered into an Asset Purchase Agreement with Centurion Holdings I, LLC (“Centurion”) to acquire the intellectual property rights and certain assets collectively known as Centurion SmartShield Home and SmartShield Enterprise, patented technology that protects and recovers devices in the event of ransomware attacks. The total purchase price of $3,400,000 consists of: (i) a $250,000 cash payment at closing; (ii) a $2,900,000 promissory note issued by Data443 in favor of Centurion (“Centurion Note”); and (iii) $250,000 in the form of a contingent payment. The Centurion Note matures January 19, 2027 but provides that Data443’s repayment obligation would accelerate on the occurrence of events. One of those events was a financing event that did not occur within the originally anticipated timeframe. If that event had occurred, then Data443’s repayment obligation would have been to repay the balance of the outstanding principal and interest as follows: (i) $500,000 of the then-outstanding amount due in cash; and (ii) the remaining balance, at Data443’s option, in Common Stock or a combination of Common Stock and cash, with the number of shares of Common Stock to be determined according to a specified formula. In April 2022, Data443 and Centurion agreed that, even though the trigger for this acceleration event did not occur, Data443 would issue shares of Common Stock to Centurion in an amount then-equivalent to $2,400,000, as partial repayment of the obligation due under the Centurion Note. The number of shares of Common Stock Data443 issued to Centurion on April 20, 2022, was 380,952. Because Data443 still has some repayment obligations to fulfill under the Centurion Note, as of the filing date of these financial statements, the acquisition that is the subject of the Centurion Asset Purchase Agreement is still not completed.

Basis of Presentation

These unaudited consolidated financial statements have been prepared in accordance rules and regulations of the Securities and Exchange Commission (“SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, we have included all adjustments considered necessary for a fair presentation and such adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2021 and notes thereto and other pertinent information contained in our Form 10-K as filed with the SEC on March 31, 2022. The results of operations for the six months ended June 30, 2022, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2022.

Basis of Consolidation

The accompanying unaudited consolidated financial statements as of June 30, 2022 include our accounts and those of our wholly-owned subsidiary, Data 443 Risk Mitigation, Inc., a North Carolina operating company. These unaudited consolidated financial statements have been prepared on the accrual basis of accounting in accordance with GAAP.

Stock-Based Compensation

Employees – We account for share-based compensation under the fair value method which requires all such compensation to employees, including the grant of employee stock options, to be calculated based on its fair value at the measurement date (generally the grant date), and recognized in the consolidated statement of operations over the requisite service period.

Nonemployees - Under the requirements of the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), we account for share-based compensation to non-employees under the fair value method which requires all such compensation to be calculated based on the fair value at the measurement date (generally the grant date), and recognized in the statement of operations over the requisite service period.

We recorded approximately $798,690 in share-based compensation expense for the six months ended June 30, 2022, compared to $680,440 in share-based compensation expense for the six months ended June 30, 2021. Determining the appropriate fair value model and the related assumptions requires judgment. During the six months ended June 30, 2022, the fair value of each option grant was estimated using a Black-Scholes option-pricing model. The expected volatility represents the historical volatility of our publicly traded common stock. Due to limited historical data, we calculate the expected life based on the mid-point between the vesting date and the contractual term which is in accordance with the simplified method. The expected term for options granted to nonemployees is the contractual life. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of stock options. We have not paid and do not anticipate paying cash dividends on our shares of Common Stock; therefore, the expected dividend yield is assumed to be zero.

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

For the six months ended June 30, 2022 and 2021, respectively, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive:

	Six Months Ended
	June 30,
	2022	2021
	(Shares)	(Shares)
Series A Preferred Stock	149,892,000	150,000,000
Stock options	1,029	1,559
Warrants	158,441	-
Convertible notes	-	13,183
Preferred B stock	-	2,517
Total	150,051,470	150,017,259

COVID-19

In March 2020, the World Health Organization (“WHO”) declared the novel coronavirus COVID-19 (“COVID-19”) a global pandemic. The pandemic adversely affected workforces, economies, and financial markets globally in 2020 and, until contained, is still expected to disrupt general business operations. The COVID-19 pandemic and the measures taken by many governments around the world in response could in the future meaningfully impact our business, results of operations and financial condition. We are currently unable to predict the duration of that impact but continue to monitor our accounting estimates of the carrying value of certain assets and liabilities relating to our leases and will continue to do so as additional information is obtained or new events occur. Actual results could differ from our estimates and judgments, and any such differences may be material to our financial statements.

Recently Adopted Accounting Guidance

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt—Debt with Conversion and Other Options” and ASC subtopic 815-40 “Hedging—Contracts in Entity’s Own Equity”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Due to adoption of this accounting policy on January 1, 2022, we recognized a cumulative effect adjustment to increase the opening retained earnings as of January 1, 2022 by $439,857.

Recently Issued Accounting Pronouncements

We have considered all other recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our consolidated financial statements.

NOTE 2: LIQUIDITY AND GOING CONCERN

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As reflected in the financial statements, we have incurred significant current period losses and negative cash flows from operating activities, and we have negative working capital and an accumulated deficit. We have relied upon loans and issuances of our equity to fund our operations. These conditions, among others, raise substantial doubt about our ability to continue as a going concern. Management’s plans regarding these matters, include raising additional debt or equity financing, the terms of which might not be acceptable. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3: PROPERTY AND EQUIPMENT

The following table summarizes the components of our property and equipment as of the dates presented:

	June 30,	December 31,
	2022	2021
Furniture and Fixtures	$2,991	$2,991
Computer Equipment	656,613	559,654
	659,604	562,645
Accumulated depreciation	(354,408)	(274,239)
Property and equipment, net of accumulated depreciation	$305,196	$288,406

Depreciation expense for the six months ended June 30, 2022 and 2021, was $80,170 and $71,513, respectively.

During the six months ended June 30, 2022 and 2021, we purchased property and equipment of $96,960 and $79,020, respectively.

NOTE 4: INTELLECTUAL PROPERTY

The following table summarizes the components of our intellectual property as of the dates presented:

	June 30, 2022	December 31, 2021
Intellectual property:
Word press GDPR rights	$46,800	$46,800
ARALOC®	1,850,000	1,850,000
ArcMail®	1,445,000	1,445,000
DataExpress®	1,388,051	1,388,051
FileFacets®	135,000	135,000
IntellyWP™	60,000	60,000
Resilient Network Systems	305,000	305,000
	5,229,851	5,229,851
Accumulated amortization	(4,420,576)	(3,960,032)
Intellectual property, net of accumulated amortization	$809,275	$1,269,819

We recognized amortization expense of $460,544 and $483,044 for the six months ended June 30, 2022, and 2021, respectively.

Based on the carrying value of definite-lived intangible assets as of June 30, 2022, we estimate our amortization expense for the next five years will be as follows:

Amortization
Year Ended December 31,	Expense
2022 (excluding the six months ended June 30, 2022)	$354,940
2023	411,585
2024	27,000
Thereafter	15,750
$809,275

NOTE 5: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following table summarizes the components of our accounts payable and accrued liabilities as of the dates presented:

	June 30,	December 31,
	2022	2021
Accounts payable	$264,105	$75,628
Credit cards	61,461	28,492
Accrued dividend - preferred stock	-	6,849
Accrued liabilities	91,900	4,704
	$417,466	$115,673

NOTE 6: DEFERRED REVENUE

For the six months ended June 30, 2022 and as of December 31, 2021, changes in deferred revenue were as follows:

	June 30,	December 31,
	2022	2021
Balance, beginning of period	$1,608,596	$1,518,163
Deferral of revenue	2,182,504	2,581,801
Recognition of deferred revenue	(1,208,512)	(2,491,368)
Balance, end of period	$2,582,588	$1,608,596

As of June 30, 2022 and December 31, 2021, deferred revenue is classified as follows:

	June 30,	December 31,
	2022	2021
Current	$1,510,827	$1,035,185
Non-current	1,071,761	573,411
	$2,582,588	$1,608,596

NOTE 7: LEASES

Operating lease

We have two noncancelable operating leases for office facilities, one that we entered into January 2019 and that expires April 10, 2024 and another that we entered into in April 2022 and that expires April 30, 2024. Each operating lease has a renewal option and a rent escalation clause. We relocated to the expanded square footage of the premises that are the subject of the April 2022 lease to support our growing operations, and entered into a commission agreement with the landlord of the building to sublet the premises that are the subject of the January 2019 lease.

We recognized total lease expense of approximately $83,339 and $24,000 for the six months ended June 30, 2022 and 2021, respectively, primarily related to operating lease costs paid to lessors from operating cash flows. As of June 30, 2022 and December 31, 2021, we recorded a security deposit of $10,000.

At June 30, 2022, future minimum lease payments under operating leases that have initial noncancelable lease terms in excess of one year were as follows:

Total
Year Ended December 31,
2022 (excluding the six months ended June 30, 2022)	63,650
2023	131,150
Thereafter	-
194,800
Less: Imputed interest	(11,880)
Operating lease liabilities	182,920

Operating lease liability - current	118,848
Operating lease liability - non-current	$64,072

The following summarizes other supplemental information about our operating leases as of June 30, 2022:

Weighted average discount rate	8%
Weighted average remaining lease term (years)	1.54

Financing leases

We lease computer and hardware under non-cancellable capital leases. The term of those capital leases is 3 years and annual interest rate is 12%. At June 30, 2022 and December 31, 2021, the capital lease obligations included in current liabilities were $41,914 and $72,768, respectively, and capital lease obligations included in long-term liabilities were $0 and $10,341, respectively. As of June 30, 2022 and December 31, 2021, we recorded a security deposit of $10,944.

At June 30, 2022, future minimum lease payments under the finance lease obligations, are as follows:

Total

2022 (excluding the six months ended June 30, 2022)	$33,285
2023	10,496
Thereafter	-
43,781
Less: Imputed interest	(1,867)
Finance lease liabilities	41,914

Finance lease liability	41,914
Finance lease liability - non-current	$-

As of June 30, 2022 and December 31 2021, finance lease assets are included in property and equipment as follows:

	June 30,	December 31,
	2022	2021
Finance lease assets	$267,284	$267,284
Accumulated depreciation	(231,156)	(192,928)
Finance lease assets, net of accumulated depreciation	$36,128	$74,356

NOTE 8: CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

	June 30,	December 31,
	2022	2021
Convertible Notes - Issued in fiscal year 2020	98,488	100,000
Convertible Notes - Issued in fiscal year 2021	851,851	1,607,857
Convertible Notes - Issued in fiscal year 2022	1,291,735	-
	2,242,074	1,707,857
Less debt discount and debt issuance cost	(200,812)	(691,569)
	2,041,262	1,016,288
Less current portion of convertible notes payable	1,942,774	993,931
Long-term convertible notes payable	$98,488	$22,357

During the six months ended June 30, 2022 and the year ended 2021, we recognized interest expense of $374,938 and $14,556, respectively, and amortization of debt discount, included in interest expense of $636,010 and $335,663, respectively.

Conversion

During the six months ended June 30, 2022, we converted notes with principal amounts and accrued interest of $29,325 into 165,273 shares of common stock. The corresponding derivative liability of $57,883 at the date of conversion was credited to additional paid in capital.

Convertible notes payable consists of the following:

Promissory Notes - Issued in fiscal year 2020

In 2020, we issued convertible promissory notes with principal amounts totaling $100,000. The 2020 Promissory Notes have the following key provisions:

●	Terms 60 months.

●	Annual interest rates of 5%.

●	Conversion price fixed at $0.01.

Promissory Notes - Issued in fiscal year 2021

In 2021, we issued convertible promissory notes with principal amounts totaling $1,696,999, which resulted in cash proceeds of $1,482,000 after financing fees of $214,999 were deducted. The 2021 Convertible Notes have the following key provisions:

●	Terms ranging from 90 days to 12 months.

●	Annual interest rates of 5% to 12%.

●	Convertible at the option of the holders after varying dates.

●	Conversion price based on a formula corresponding to a discount (39% discount) off the average closing price or lowest trading price of our Common Stock for the 20 prior trading days including the day on which a notice of conversion is received.

The 2021 Convertible Notes also were associated with the following:

●	The issuance of 1,414 shares of Common Stock valued at $133,663.

●	The issuance of 117,992 warrants to purchase shares of Common Stock with an exercise price a range from $7.44 to 36.00. The term in which the warrants can be exercised is 5 years from issue date. (Note 12)

During the six months ended June 30, 2022, in connection with the 2021 Convertible Notes, we repaid principal in the amount of $729,506 and interest expense of $319,743.

Promissory Notes - Issued in fiscal year 2022

During the six months ended June 30, 2022, we issued convertible promissory notes with principal amounts totaling $1,320,575, which resulted in cash proceeds of $1,207,800 after deducting financing fee of $57,313 were deducted. The 2022 Convertible Notes have the following key provisions:

●	Terms ranging from 9 to 12 months.

●	Annual interest rates of 9% to 12%.

●	Convertible at the option of the holders after varying dates.

●	Conversion price based on a formula corresponding to a discount (20% or 39% discount) off the lowest trading price of our Common Stock for the 20 prior trading days including the day on which a notice of conversion is received, although one of the 2022 Convertible Notes establishes a fixed conversion price of $4.50 per share.

During the six months ended June 30, 2022, the 2022 Convertible Notes also were associated with the following:

●	18,170 shares of common stock valued at $140,936 issued in conjunction with convertible notes.

In connection with the adoption of ASU 2020-06 on January 1, 2022, we reclassified $517,500, previously allocated to the conversion feature, from additional paid-in capital to convertible notes on our balance sheet. The reclassification was recorded to combine the two legacy units of account into a single instrument classified as a liability. As of January 1, 2022, we also recognized a cumulative effect adjustment of $439,857 to accumulated deficit on our balance sheet, that was primarily driven by the derecognition of interest expense related to the accretion of the debt discount as required under the legacy accounting guidance. Under ASU 2020-06, we will no longer incur non-cash interest expense related to the accretion of the debt discount associated with the embedded conversion option.

NOTE 9: DERIVATIVE LIABILITIES

We analyzed the conversion option for derivative accounting consideration under ASC 815, Derivatives and Hedging, and hedging, and determined that the instrument should be classified as a liability since the conversion option becomes effective at issuance resulting in there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

ASC 815 requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as other income or expense item.

We determined our derivative liabilities to be a Level 3 fair value measurement during the year based on management’s estimate of the expected future cash flows required to settle the liabilities, and used the Binomial pricing model to calculate the fair value as of June 30, 2022. As of the six months ended June 30, 2022, there were no derivative liabilities. The Binomial model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note and warrant is estimated using the Binomial valuation model.

For the six months ended June 30, 2022 and year ended December 31, 2021, the estimated fair values of the liabilities measured on a recurring basis are as follows:

We valued the conversion feature using the Binomial pricing model. The fair value of the derivative liability for all the notes that became convertible, including the notes issued in prior years, during the six months ended June 30, 2022 amounted to $57,883 recognized as a derivative loss.

For the six months June 30, 2022 and year ended December 31, 2021, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Six months ended	Year ended
	June 30,	December 31,
	2022	2021
Expected term	0.51 years	0.48 - 5.00 years
Expected average volatility	134%	160%- 302%
Expected dividend yield	-	-
Risk-free interest rate	59%	0.04% - 1.24%

The aggregate loss on derivatives during the six months ended June 30, 2022 and 2021 was $57,883 and $363,654, respectively.

NOTE 10: NOTES PAYABLE

Notes payable consists of the following:

	June 30,	December 31,		Interest
	2022	2021	Maturity	Rate
Economic Injury Disaster Loan - originated in May 2020 (1, 3)	$500,000	$500,000	30 years	3.75%
Promissory note - originated in September 2020	35,319	50,456	$2,873.89 monthly payment for 36 months	14.0%
Promissory note - originated in December 2020	24,543	33,039	$1,854.41 monthly payment for 36 months	8.0%
Promissory note - originated in January 2021	35,413	48,583	$2,675.89 monthly payment for 36 months	18.0%
Promissory note - originated in February 2021 (2)	1,305,374	1,328,848	5 years	4.0%
Promissory note - originated in April 2021	693,333	832,000	1 year	12%
Promissory note - originated in July 2021	282,000	282,000	1 year	12%
Promissory note - originated in September 2021	49,621	55,576	$1,383.56 monthly payment for 60 months	28%
Promissory note - originated in December 2021	-	406,300	$20,050 weekly payment	49%
Promissory note - originated in December 2021	-	241,716	$10,071.45 weekly payment	4.94%
Promissory note - originated in December 2021	-	189,975	$2,793.75 daily payment	7%
Promissory note - originated in March 2022	233,980	-	$20,995 weekly payment	49%
Promissory note - originated in March 2022	62,357	-	$642.86 daily payment	15%
Promissory note - originated in April 2022	81,726	-	$1,695.41 monthly payment for 36 months	16.0%
Promissory note - originated in April 2022	127,395	-	$2,235 daily payment	15%
Promissory note - originated in April 2022	68,913	-	$1,862.50 daily payment	5%
Promissory note - originated in April 2022	284,088	-	$7,250 daily payment	25%
Promissory note - originated in June 2022	67,455	-	$1,873.75 daily payment	25%
	3,851,517	3,968,491
Less debt discount and debt issuance cost	(317,931)	(476,727)
	3,533,586	3,491,766
Less current portion of promissory notes payable	1,799,147	1,720,777
Long-term promissory notes payable	$1,734,439	$1,770,989

(1)	We received an advance under the Economic Injury Disaster Loan (EIDL) program.

(2)	We received a second advance under the EIDL program in fiscal year 2021.

(3)	On February 12, 2021, we issued notes payable of $1,404,000 to settle license fee payable of $1,094,691. As a result, we recorded loss on settlement of debt of $309,309 in fiscal year 2021.

During the six months ended June 30, 2022 and 2021, we recognized interest expense of $113,693 and $57,209, and amortization of debt discount, included in interest expense of $625,621 and $995,066, respectively.

During the six months ended June 30, 2022 and 2021, we issued a total of $1,840,518 and $3,641,037, less discount of $654,065 and $1,066,393, and repaid $1,957,492 and $2,734,275, respectively.

NOTE 11: COMMITMENTS AND CONTINGENCIES

We account for contingent liabilities in accordance with Accounting Standards Codification (“ASC”) Topic 450, Contingencies. This standard requires management to assess potential contingent liabilities that may exist as of the date of the financial statements to determine the probability and amount of loss that may have occurred, which inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in our financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed in our financial statements. For loss contingencies considered remote, we generally would neither accrue any estimated liability nor disclose the nature of the contingent liability in our financial statements. Management has assessed potential contingent liabilities as of June 30, 2022, and based on that assessment, there are no probable loss contingencies requiring accrual or establishment of a reserve.

DMB Note Collection Action

On June 17, 2021, DMB Group, LLC (“DMB”) filed a lawsuit against our wholly-owned subsidiary, the North Carolina operating company Data443 Risk Mitigation, Inc., (the “Subsidiary”) in County Court in Denton County, Texas, naming the Subsidiary as defendant. The matter was settled September 2021 by mutual agreement of the involved parties. The Subsidiary has made all payments required pursuant to the settlement and the matter is now considered closed. The Court granted our motions for nonsuit and dismissal with prejudice on orders entered May 4 and May 5, 2022.

Employment Related Claims

We view most legal proceedings involving claims of former employees as routine litigation incidental to the business, and therefore not material.

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

NOTE 12: CAPITAL STOCK AND REVERSE STOCK SPLIT

On March 7, 2022, we filed an amendment to our Articles of Incorporation to effect a 1-for-8 reverse stock split of our issued and outstanding shares of common and preferred shares, each with $0.001 par value. All per share amounts and number of shares, in the consolidated financial statements and related notes have been retroactively adjusted to reflect the reverse stock split.

Preferred Stock

As of June 30, 2022, we are authorized to issue 337,500 shares of preferred stock with a par value of $0.001, of which 150,000 shares have been designated as Series A, and 80,000 shares have been designated as Series B.

Series A Preferred Stock

Each share of Series A was (i) convertible into 1,000 shares of common stock, and (ii) entitled to vote 15,000 shares of common stock on all matters submitted to a vote by shareholders voting common stock. All issued and outstanding shares of Series A Preferred Stock are held by our Chief Executive Officer.

During the six months ended June 30, 2022, 108 shares of Series A preferred stock were converted into 108,000 shares of Common Stock.

As of June 30, 2022 and December 31, 2021, 149,892 and 150,000 shares of Series A were issued and outstanding, respectively.

Series B Preferred Stock

Each share of Series B (i) has a stated value of Ten Dollars ($10.00) per share; (ii) is convertible into Common Stock at a price per share equal to sixty one percent (61%) of the lowest price for our Common Stock during the twenty (20) days of trading preceding the date of the conversion; (iii) earns dividends at the rate of nine percent (9%) per annum; and, (iv) has no voting rights.

During the six months ended June 30, 2022, we issued 7,875 shares of Series B preferred stock for $78,750, less $3,750 financing fees.

During the six months ended June 30, 2022, we redeemed 37,625 shares of Series B preferred stock, representing all outstanding shares of Series B preferred stock, for $487,730.

During the six months ended June 30, 2022, we recorded an accrued dividend of $104,631, and amortization of debt discount, included in interest expense of $22,439.

As of June 30, 2022 and December 31, 2021, 0 and 29,750 shares of Series B were issued and outstanding, respectively.

Common Stock

As of June 30, 2022, we are authorized to issue 125,000,000 shares of Common Stock with a par value of $0.001. All shares have equal voting rights, are non-assessable, and have one vote per share.

During the six months ended June 30, 2022, we issued Common Stock as follows:

●	165,273 shares issued for conversion of debt;
●	6,631 shares issued upon the cash-less exercise of warrants;
●	380,952 shares issued for consideration under an asset purchase agreement;
●	108,000 shares issued for conversion of Series A preferred stock;
●	153,491 shares issued for services; and
●	18,170 shares issued as a loan fee in connection with the issuance of promissory notes.

As of June 30, 2022 and December 31, 2021, 954,561 and 122,044 shares of Common Stock were issued and outstanding, respectively.

Warrants

A summary of activity during the six months ended June 30, 2022 follows:

	Warrants Outstanding
		Weighted Average
	Shares	Exercise Price
Outstanding, December 31, 2021	146,842	$27.86
Granted	19,166	6.00
Exercised	(7,567)	-
Forfeited/canceled	-	-
Outstanding, June 30, 2022	158,441	$22.07

During the six months ended June 30, 2022, 7,567 warrants were exercised cashless and we issued 6,631 shares of Common Stock.

The following table summarizes information relating to outstanding and exercisable warrants as of June 30, 2022:

Exercisable Warrants Outstanding
	Weighted Average Remaining
Number of Shares	Contractual life (in years)	Weighted Average Exercise Price
6,250	3.45	$160.00
6,934	3.81	$120.00
15,666	4.08	$36.00
2,917	4.25	$36.00
32,837	4.31	$9.88
74,671	4.48	$7.44
19,166	4.86	$6.00
158,441	4.38	$22.07

NOTE 13: SHARE-BASED COMPENSATION

Stock Options

During the three months ended June 30, 2022, we granted options for the purchase of our Common Stock to certain employees as consideration for services rendered. The terms of the stock option grants are determined by our Board of Directors consistent our 2019 Omnibus Stock Incentive Plan which the Board adopted May 16, 2019. Our stock options generally vest upon the one-year anniversary date of the grant and have a maximum term of ten years.

The following summarizes the stock option activity for the six months ended June 30, 2022:

	Options Outstanding	Weighted-Average Exercise Price
Balance as of December 31, 2021	2,121	$467.76
Grants	-	-
Exercised	-	-
Cancelled	(1,092)	134.40
Balance as of June 30, 2022	1,029	$481.46

The following summarizes certain information about stock options vested and expected to vest as of June 30, 2022:

	Number of Options	Weighted-Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price
	Number of Options	Weighted-Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price
Outstanding	1,029	8.39	$481.46
Exercisable	585	8.23	$735.99
Expected to vest	444	8.51	$303.82

As of June 30, 2022 and December 31, 2021, there was $67,833 and $381,547, respectively, of total unrecognized compensation costs related to non-vested share-based compensation arrangements which we expect to recognized within the next 12 months.

Restricted Stock Awards

The following summarizes the restricted stock activity for the six months ended June 30, 2022:

		Weighted-Average
	Shares	Fair Value
Balance as of December 31, 2021	1,370	$639.22
Shares of restricted stock granted	-	-
Exercised	-	-
Cancelled	-	-
Balance as of June 30, 2022	1,370	$639.22

Number of Restricted Stock Awards	June 30, 2022	December 31, 2021
Vested	1,370	1,370
Non-vested	-	-

NOTE 14: RELATED PARTY TRANSACTIONS

Jason Remillard is our president and chief executive officer and the sole director. Through his ownership of Series A Preferred Shares, Mr. Remillard has voting control over all matters to be submitted to a vote of our shareholders.

On September 16, 2019, we entered into an Asset Purchase Agreement with DMB Group, LLC (“DMB Group”). A significant part of the purchase price was in the form of our Common Stock. As a direct result of this transaction and our Common Stock issued to DMB Group, we determined that DMB Group was a related party. Amounts owed to DMB Group, including the note payable of $940,000 and member loans of $97,689 were recorded as amounts due to a related party. During the three months ended June 30, 2022, we repaid a note payable of $124,985 including interest expense of $1,240. As of June 30, 2022 and December 31, 2021, we had recorded a liability to DMB Group totaling $0 and $123,745, respectively.

During the six months ended June 30, 2022, we received cash from our Chief Executive Officer of $116,238 and repaid $86,571 to our Chief Executive Officer.

As of June 30, 2022 and December 31, 2021, we had due to related party transactions in the amounts of $277,033 and $247,366, respectively.

NOTE 15: SUBSEQUENT EVENTS

In accordance with ASC 855-10, “Subsequent Events”, we analyzed our operations subsequent to June 30, 2022 to August 15, 2022, the date when these consolidated financial statements were issued. Our Management determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition for the six months ended June 30, 2022 and for 2021 should be read in conjunction with our consolidated financial statements, and the notes to those financial statements that are included elsewhere in this Quarterly Report.

The discussion in this section contains forward-looking statements. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “would” or “will” or the negative of these terms or other comparable terminology, but their absence does not mean that a statement is not forward-looking. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which could cause our actual results to differ from those projected in any forward-looking statements we make. Several risks and uncertainties we face are discussed in more detail (1) under “Risk Factors” in Part I, Item 1A of (a) the Form 10 filed with the SEC January 11, 2019; (b) the Form 10-K filed March 31, 2022; and (2) in the discussion and analysis below. You should, however, understand that it is not possible to predict or identify all risks and uncertainties and you should not consider the risks and uncertainties identified by us to be a complete set of all potential risks or uncertainties that could materially affect us. You should not place undue reliance on the forward-looking statements we make herein because some or all of them may turn out to be wrong. We undertake no obligation to update any of the forward-looking statements contained herein to reflect future events and developments, except as required by law. The following discussion should be read in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

We believe we are a leader in data security and privacy management, providing solutions across the enterprise and in the cloud. Trusted by over 10,000 customers, we provide the visibility and control needed to protect data at scale, regardless of format, location, or consumer and to facilitate compliance with fast-changing global data privacy requirements. Our customers include established leaders and up-and-coming businesses spanning the private and public/government sectors across diverse industries and fields, including financial services, healthcare, manufacturing, retail, technology, and telecommunications.

The mounting ransomware landscape as well as other threats to data have accelerated the rate at which businesses are adopting data security solutions and we believe that our portfolio of data security and privacy products provide an encompassing solution set such that we are well-positioned to capitalize on that increased adoption rate and establish our products as new privacy and security standards. Our offerings are anchored in reliable and comprehensive privacy management and equip organizations with a seamless approach to safeguard data, protect against attacks, and otherwise mitigate the most critical risks.

Sector-specific US laws, state-level legislation, and outside-the-United-States (OUS) regulations are confounding enterprises of all sizes for whom safeguarding and stewarding data is key, but for whom becoming specialists in privacy and security is not an element of their strategic roadmap. For many of these enterprises, we can bridge the gap between their need to protect data and their need to use their resources to grow their core businesses by offering turnkey solutions and related counseling and technical support to offset risks from data breaches and security incidents of various types. We provide products and services for the marketplace that are designed to protect data that is stored in the cloud, on-premises, and in hybrid cloud/on-premises environments, and data that is transmitted throughout the enterprise, including but not limited to by remote employees. Our suite of security products focuses on protecting sensitive files and emails, confidential customer, patient and employee data, financial records, strategic and product plans, intellectual property and other proprietary information, allowing our customers to create, share, and protect their sensitive data wherever it is stored and however it is used.

We deliver solutions and capabilities that businesses can use in conjunction with their use of established cloud vendors such as Microsoft® Azure, Google® Cloud Platform (GCP) and Amazon® Web Services (AWS), as well as with on-premises databases and database applications and with virtualization platforms, such as those hosted or configured using VMWare®, Citrix® and Oracle® products).

We sell or plan to sell substantially all our products and services through a sales model that combines the leverage of a channel sales model or direct account management, thereby providing us with opportunities to grow our current customer base and deliver our value proposition for data privacy and security. We endeavor to use subscription models to license products and services, commonly for a paid-in-advance, multiyear term that is auto-renewing. We also make use of channel partners, distributors, and resellers which sell to end-users of the products and services. This approach allows us to maintain close relationships with our customers and benefit from the global reach of our partners. Additionally, we are enhancing our product offerings and go-to-market strategy by establishing technology alliances within the IT infrastructure and security vendor ecosystem. Our sales and marketing focus for new organic growth is on organizations with 500 or more users who are adopting cloud services and can make larger purchases with us over time and have a greater potential lifetime value.

We continue to onboard to cloud-native technology adoption portals such as the Microsoft® Azure Marketplace and the Amazon® AWS Marketplace. These vendors may offer incentives to us as a software and services provider to onboard and market via their marketplace portals.

We strive to create new and innovative products and to improve existing products, proactively identifying and solving the data security needs of our customers.

As cloud adoption continues to accelerate, data privacy requirements get more complex, and data security becomes more challenging, we believe that Data443 is well positioned to capture market share, continue to lead in strategic data security technology development, and prepare organizations for the next epoch in IT data privacy services.

Our Products

Each of our major product lines provides features and functionality which we believe enable our customers to optimally secure their data. The products are modular, giving our customers the flexibility to select what they require for their business needs and the flexibility to expand their usage simply by adding a license. We currently offer the following products and services:

●	Data443® Ransomware Recovery Manager (also known as SmartShield™), a unique offering designed to recover a workstation immediately upon infection to the last known business-operable state, without requiring any end user or IT administrator intervention.

●	Data443® Data Identification Manager (also known as ClassiDocs® and FileFacets®), our data classification and governance technology, which supports CCPA (California), LGPD (Brazil) and GDPR (Europe) compliance in a Software-as-a-Service (SaaS) platform that performs sophisticated data discovery and content searching of structured and unstructured data within corporate networks, servers, content management systems, email, desktops, and laptops.

●	Data443® Data Archive Manager (also known as ArcMail®), a simple, secure, and cost-effective enterprise data retention management and archiving.

●	Data443® Sensitive Content Manager (also known as ARALOC®), a secure, cloud-based platform for managing, protecting and distributing digital content to desktop and mobile devices, which protects an organization’s confidential content and intellectual property assets from accidental leakage or intentional misappropriation - without impeding all other authorized users of the content and other stakeholder from collaborating.

●	Data443® Data Placement Manager (also known as DATAEXPRESS®), a data transport, transformation, and delivery product trusted by leading financial organizations worldwide.

●	Data443® Access Control Manager (also known as “Resilient Access”), enables fine-grained access controls across a wide variety of platforms at scale for internal client systems and commercial public cloud platforms like Salesforce®, Box.Net, Google® G Suite, Microsoft® OneDrive, and others.

●	Data443® Blockchain Protection Manager (also known as ClassiDocs® for Blockchain), provides an active implementation for the Ripple XRP that protects blockchain transactions from inadvertent disclosure and data leaks.

●	Data443® Global Privacy Manager, the privacy compliance and consumer loss mitigation platform which is integrated with Data443® Data Identification Manager to do the delivery portions of GDPR and CCPA as well as process privacy-related requests under such laws, and therefore enables customers to manage the full range of privacy-law driven requirements, such as responding to permitted consumer demands for access or removal, as well as to remediate issues and monitor and report on status and compliance.

●	Data443® IntellyWP, products for enhancing the user experience for the world’s largest content management platform, WordPress.

●	Data443® Chat History Scanner, which scans chat messages for compliance, security, personally identifiable information (PII), personal information (PI), payment card industry (PCI) information as well as any custom keywords selected by the customer, and which can be used with third party platforms such as the Zoom Video Communications, Inc. video conferencing platform.

●	Data443® - GDPR Framework, CCPA Framework, and LGPD Framework WordPress Plugins, which help organizations of all sizes comply with Europe, California and Brazil privacy rules and regulations and are currently used by over 30,000 active site owners. We offer the plugins with a “freemium” business model, i.e., basic features at no cost and additional or more advanced features at a premium.

Outlook

Our continued objective is to further integrate our growing suite of proven industry leading data security, ransomware protection and privacy offerings and deliver the combined offering to our growing base of enterprise clients directly and via our partner channels. Data privacy concerns continue to grow in lockstep with security breaches, ongoing expansion of data storage, and reliance on telework, telehealth and remote learning requirements.

We have relied on and expect to continue to benefit from strategic acquisitions to contribute to our long-term growth objectives. During Fiscal Year 2022 we hope to continue to acquire complementary business assets and client bases. Key elements of our growth strategy include:

●	Improving and extending our technological capabilities, domestically and internationally.

●	Further integrating our product offerings to provide a superior data privacy platform.

●	Focusing on underserved markets and medium-sized businesses.

●	Delivering capabilities via unconventional channels, including open-source and “freemium” trial subscription models.

●	Leveraging our existing relationships for professional references, association- and internal private industry-level promotional events and other high value product positional activities.

●	Be prepared to capture and execute on opportunities in the acquisition marketplace.

●	Continued focus on net bookings with growing long-term contract value with inbuilt ARR increases and pre-paid consumption growth.

●	Improve SaaS Services and consumption with high increasing ‘attach’ rate for additional capabilities within existing customer relationships we have built and/or acquired via our aggressive acquisitions program.

●	Increase year-over-year conversions from one-time sales of perpetual licenses to multiyear sales of time-based subscription license agreements.

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

While we primarily report income based on recognized and deferred revenue, another measurement internally for the business is booked revenues. Management uses this measure to track numerous indicators such as: contract value growth; initial contract value per customer; and certain other values that change quarter-over-quarter. These results may also be subject to, and impacted by, sales compensation plans, internal performance objectives, and other activities. We continue to increase revenue from our existing operations. We generally recognize revenue from customers ratably over the terms of their subscription, which is generally one year at a time. As a result, a substantial portion of the revenue we report in each period is attributable to the recognition of deferred revenue relating to agreements that we executed during previous periods. Consequently, any increase or decline in new sales or renewals in any one period will not be immediately reflected in our revenue for that period. Any such change, however, would affect our revenue in future periods. Accordingly, the effect of downturns or upturns in new sales and potential changes in our rate of renewals may not be fully reflected in our results of operations until future periods.

Results of Operations for the Three and Six Months Ended June 30, 2022 Compared to the Three and Six Months Ended June 30, 2021

Our operations for the three months ended June 30, 2022 and 2021 are outlined below:

	Three Months Ended
	June 30,
	2022	2021	Change	%
Revenue	$750,989	$762,352	$(11,363)	(1)%
Cost of revenue	78,593	96,830	(18,237)	(19)%
Gross Profit	672,396	665,522	6,874	1%
Gross Profit Percentage	90%	87%

Operating expense	2,175,855	1,360,616	815,239	60%
Other income (expense)	(942,753)	(850,260)	(92,493)	11%
Net loss	$(2,446,212)	$(1,545,354)	$(900,858)	58%

Revenue

The decrease in revenue in part is due to our ongoing shift for some products from one-time sales perpetual licenses with annual maintenance contracts (also referred to as perpetual license “renewals”) to time-based subscriptions with multiyear upfront payments; this shift resulted in fewer customers paying for subscriptions or renewals in the quarter. We also believe customers and prospective customers were reluctant to consider deals regarding new business opportunities due to concerns based on uncertainty in the economy and other global events. However, we continue to see organic growth in increased consumption of our services that contain storage or volume components, matching our expectations and as is reflected in our continuing ARR growth.

Cost of Revenue

Cost of revenue consists of direct expenses, such as sales commission, shipping, and supplies. The increase in cost of revenue was primarily due to an increase in one-time costs, including advertising in national publications and customer outreach.

Operating Expenses

For the three months ended June 30, 2022 and 2021 our operating expenses were as follows:

	Three Months Ended
	June 30,
	2022	2021	Change	%

General and administrative	$2,116,220	$1,311,396	$804,824	61%
Sales and marketing	59,635	49,220	10,415	21%
Total operating expenses	$2,175,855	$1,360,616	$815,239	60%

General and Administrative Expenses

The general and administrative expenses primarily consisted of management costs, costs to integrate assets we acquired and to expand sales, product enhancements, audit and review fees, filing fees, professional fees, and other expenses related to SEC reporting, including the re-classification of sales-related management expenses, in connection with the projected growth of our business. Additionally, we continue to incur specific one-time costs in relation to our planned Nasdaq Capital Markets uplist, additional financing activities and related functions. The increase in general and administrative expense was primarily due to an increase in professional service fees.

Sales and Marketing Expenses

The sales and marketing expenses primarily consisted of continuing to shift our sales operation toward an inbound model, continued high focus on renewals and customer success operations and previously reported expenses, primarily management costs, reclassified to general and administrative expenses. The increase in sales and marketing expense was primarily due to an increase in trade show events, related travel and marketing expenses.

Other income (expense)

Other expenses for the three months ended June 30, 2022 consisted of interest expense. Other expenses for the June 30, 2021 consisted of interest expense and loss on change in fair value of derivative. The increase in other expenses was primarily due to an increase in interest expense.

Net Loss

The net loss for the three months ended June 30, 2022 was mainly derived from an operating loss of $1,503,459, and interest expense of $942,753. The net loss for the three months ended June 30, 2021 was mainly derived from an operating loss of $695,094, interest expense of $671,862 and loss on change in fair value of derivative liability of $178,398.

Our operations for the six months ended June 30, 2022 and 2021 are outlined below:

	Six Months Ended
	June 30,
	2022	2021	Change	%
Revenue	$1,363,505	$1,600,220	$(236,715)	(15)%
Cost of revenue	278,272	263,824	14,448	5%
Gross Profit	1,085,233	1,336,396	(251,163)	(19)%
Gross Profit Percentage	80%	84%

Operating expense	3,269,812	2,889,605	380,207	13%
Other income (expense)	(2,094,952)	(2,168,443)	73,491	(3)%
Net loss	$(4,279,531)	$(3,721,652)	$(557,879)	15%

Revenue

The decrease in revenue for the six months ended June 30, 2022 was primarily due to increased pull through of deals in Q4 of 2021 – both by the Company and our customers who took advantage of prepaid multi-year discounts and also took advantage of multi-year commitments to our SaaS products and other software product offerings. As discussed elsewhere herein, this impacted Q1 2022 revenue attainments. Significant disruption and distraction in customer operations primarily due to increased pandemic activity in January 2022 and the Russian invasion of Ukraine in February 2022 also contributed to customers deferring decisions to renew existing relationships or to sign up for new product offerings. A return to pre-first quarter activity levels has resumed midway through the first quarter of 2022 which is demonstrated in our Q2 of 2022 results.

Cost of Revenue

Cost of revenue consists of direct expenses, such as sales commission, shipping, and supplies. The increase in cost of revenue was primarily due to an increase in one-time costs, including sales commissions for some larger deal closings and customer outreach.

Operating Expenses

For the six months ended June 30, 2022 and 2021 our operating expenses were as follows:

	Six Months Ended
	June 30,
	2022	2021	Change	%

General and administrative	$3,089,782	$2,744,961	$344,821	13%
Sales and marketing	180,030	144,644	35,386	24%
Total operating expenses	$3,269,812	$2,889,605	$380,207	13%

General and Administrative Expenses

The general and administrative expenses primarily consisted of management costs, costs to integrate assets we acquired and to expand sales, product enhancements, audit and review fees, filing fees, professional fees, and other expenses related to SEC reporting, including the re-classification of sales-related management expenses, in connection with the projected growth of our business. Additionally, we continue to incur specific one-time costs in relation to our planned uplist to the Nasdaq Capital Markets, additional financing activities and related functions. The increase in general and administrative expense was primarily due to a increases in professional services fees related to uplist activities, increased overhead costs associated with our continued public OTC Pink Market listing, and acquisition-related costs.

Sales and Marketing Expenses

The sales and marketing expenses primarily consisted of continuing to shift our sales operation toward an inbound model, continued high focus on renewals and customer success operations and previously reported expenses, primarily management costs, reclassified to general and administrative expenses. The increase in sales and marketing expense was primarily due to an increase in technology-related expenses.

Other income (expense)

Other expenses for the six months ended June 30, 2022 consisted of interest expense and loss on change in fair value of derivative. Other expenses for the six months ended June 30, 2021 consisted of interest expense, loss on change in fair value of derivative, and loss on settlement on debt. The decrease in other expenses was primarily due to change in fair value of derivative liabilities and loss on settlement of debt.

Net Loss

The net loss for the six months ended June 30, 2022 was mainly derived from an operating loss of $2,184,579, and interest expense of $2,037,069. The net loss for the six months ended June 30, 2021 was mainly derived from an operating loss of $1,553,209, interest expense of $1,577,288, loss on settlement of debt of $227,501 and loss on change in fair value of derivative liability of $363,654.

Accumulated Losses

We had a net operating loss carryfowards of approximately $6 million from prior operations in 2017, before our current President and Chief Executive Officer acquired a controlling interest in the company. Subsequent to this and through June 30, 2022, we have relied on convertible notes and other debt instruments that may contain unfavorable discounts, origination fees, and have embedded conversion features that are subject to derivative treatment for accounting purposes. Due primarily to this treatment of convertible notes, debt and related derivative accounting, since 2017, we have accumulated deficits of approximately $14.1 million due to derivative valuations and $9.6 million expensed for interest and amortization of debt discounts for financing and other origination fees.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of June 30, 2022 and December 31, 2021, respectively.

Working Capital

The following table provides selected financial data about our company as of June 30, 2022 and December 31, 2021, respectively.

	June 30,	December 31,
	2022	2021	Change	%
Current assets	$2,985,645	$1,297,304	$1,688,341	130%
Current liabilities	$6,420,970	$4,502,937	$1,918,033	43%
Working capital deficiency	$(3,435,325)	$(3,205,633)	$(229,692)	7%

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of June 30, 2022, we had no cash and a bank overdraft of $3,781 and our principal sources of liquidity were trade accounts receivable of $231,507 and prepaid, advance payment for acquisition of $2,726,188 and other current assets of $27,950, as compared to cash of $1,204,933, trade accounts receivable of $21,569 and prepaid and other current assets of $70,802 as of December 31, 2021.

During the last two years, and through the date of this Report, we have faced an increasingly challenging liquidity situation that has limited our ability to execute our operating plan. We will need to obtain capital to continue operations. There is no assurance that we will be able to secure such funding on acceptable terms. During the six months ended June 30, 2022, we reported a loss from operations of $2,184,579.

As of June 30, 2022, we had assets of cash in the amount of $0 and other current assets in the amount of $2,985,645. As of June 30, 2022, we had current liabilities of $6,420,970. Our accumulated deficit as of June 30, 2022 was $45,978,192.

As of December 31, 2021, we had assets of cash in the amount of $1,204,933 and other current assets in the amount of $92,371. As of December 31, 2021, we had current liabilities of $4,502,937. Our accumulated deficit as of December 31, 2021 was $42,033,887.

The revenues generated from our current operations will not be sufficient to fund our planned growth. We will require additional capital to continue to operate our business, and to further expand our business. Sources of additional capital through various financing transactions or arrangements with third parties may include equity or debt financing, bank loans or revolving credit facilities. We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. Unless we can attract additional investment, our operating as a going concern is in doubt.

We are now obligated to file annual, quarterly and current reports with the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the rules subsequently implemented by the SEC and the Public Company Accounting Oversight Board (“PCAOB”) have imposed various requirements on public companies, including requiring changes in corporate governance practices. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities of ours more time-consuming and costly. In order to meet the needs to comply with the requirements of the Exchange Act, we will need investment of capital.

Management has determined that additional capital will be required in the form of equity or debt securities. There is no assurance that management will be able to raise capital on terms acceptable to us, or at all.

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

Cash Flow

	Six Months Ended
	June 30,
	2022	2021	Change
Cash used in operating activities	$(115,911)	$(823,075)	$707,164
Cash used in investing activities	$(346,960)	$(79,020)	$(267,940)
Cash provided by financing activities	$(742,062)	$850,519	$(1,592,581)
Cash on hand	$-	$7,207	$(7,207)

Operating Activities

During the six months ended June 30, 2022, we used $115,911 by operating activities, compared to $823,075 during the six months ended June 30, 2021. The elimination of cash on hand was primarily due to an increase in net loss.

Investing Activities

During the six months ended June 30, 2022, we used funds in investing activities of $346,960 to acquire property and equipment and advance payment for acquisition. During the six months ended June 30, 2021, we used funds in investing activities of $79,020 to acquire property and equipment.

Financing Activities

During the six months ended June 30, 2022, we raised $75,000 through the issuance of Series B Preferred Stock; $1,207,800 from issuance of convertible debt; proceeds from related party of $116,238, bank overdraft of $3,781 and $1,186,453 from issuance of notes payable; offset in part through redemption of Series B Preferred Stock of $487,730; repayment of convertible note payable of $758,346; repayment of $1,957,492 on notes payable; repayment to related party of $86,571 and, $41,195 of capital lease payments. For June 30, 2022 we had net cash outflows for financing activities of $742,062. By comparison, during the six months ended June 30, 2021, we had net financing inflows of $850,519, having raised $846,801 through the issuance of common stock; $250,000 through the issuance of Series B Preferred Stock; $100,000 from issuance of convertible debt; $2,574,647 from issuance of notes payable; and, $271,464 from loan from a related party, offset in part through repayment of $2,734,275 on notes payable; repayment to related party of $414,187 and, $43,931 of capital lease payments.

We are dependent upon the receipt of capital investment or other financing to fund our ongoing operations and to execute our business plan. In addition, we are dependent upon our controlling stockholder to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our plan of operations.

Off-Balance Sheet Arrangements

As of June30, 2022, we did not have any off-balance sheet arrangements.

Critical Accounting Policies

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of financial statements in conformity with U.S. GAAP (generally accepted accounting principles) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of income and expense during the reporting periods presented.

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

The critical accounting policies used by management and the methodology for its estimates and assumptions are as follows:

Convertible Financial Instruments

We bifurcate conversion options from their host instruments and accounts for them as free-standing derivative financial instruments if certain criteria are met. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule is when the host instrument is deemed to be conventional, as that term is described under applicable US GAAP.

When we have determined that the embedded conversion options should not be bifurcated from their host instruments, discounts are recorded for the intrinsic value of conversion options embedded in the instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the transaction and the effective conversion price embedded in the instrument.

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

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information regarding this Item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. However, our chief executive officer and our chief financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under Exchange Act) as of the end of the period by this Form 10-Q and have concluded that we have material weaknesses and significant deficiencies in our internal control over financial reporting as described below. Accordingly, our disclosure controls and procedures were not sufficient to accomplish their objectives at the reasonable assurance level as of June 30, 2022.

Management’s Report of Internal Control over Financial Reporting

Our chief executive officer and our chief financial officer are responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. An evaluation was performed of the effectiveness of our internal control over financial reporting. The evaluation was based on the framework in 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the criteria set forth in 2013 Internal Control — Integrated Framework, our management concluded that, as of June 30, 2022 our internal control over financial reporting was not effective because of the identification of material weaknesses described as follows:

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

Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

Our Management is committed to improving its internal controls when we have adequate resources to do so, we will add a full-time chief financial officer and appoint outside directors and establish an audit committee. Until there are sufficient personnel, independent directors, and a committee we will (i) continue to use third party specialists to address shortfalls in staffing and to assist us with accounting and finance responsibilities; and (ii) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties

Our Management has discussed the material weaknesses noted above with our independent registered public accounting firm. Due to the nature of these material weaknesses, it is reasonably possible that misstatements which could be material to the annual or interim consolidated financial statements could occur that would not be prevented or detected during our financial close and reporting process.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not currently a party to any material litigation.

On June 17, 2021, DMB Group, LLC (“DMB”) filed a lawsuit against Data443 Risk Mitigation, Inc., a North Carolina corporation, the Company’s wholly-owned subsidiary (the “Subsidiary”), in County Court in Denton County, Texas, naming the Subsidiary as the defendant (the “Complaint”). The matter was settled on September 2021 by mutual agreement of the involved parties. As of April 2022, the Subsidiary made all payments required and the matter is now considered closed.

ITEM 1A.	RISK FACTORS

As a smaller reporting company, we are not required to provide information regarding this Item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2022, we issued shares of our common stock as follows, pursuant to exemption from registration pursuant to Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder:

●	On April 7, 2022, we issued 2,402 shares of our common stock to Root Ventures, LLC pursuant to an agreement with Root Ventures, LLC. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On April 7, 2022, we issued 1,852 shares of our common stock to One44 Capital, LLC pursuant to an agreement with One44 Capital, LLC. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On April 7, 2022, we issued 933 shares of our common stock to GS Capital Partners, LLC pursuant to an agreement with GS Capital Partners, LLC. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On April 7, 2022, we issued 6,431 shares of our common stock to Westland Properties, LLC pursuant to an agreement with Westland Properties, LLC. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On April 7, 2022, we issued 2,402 shares of our common stock to Fast Capital, LLC pursuant to an agreement with Fast Capital, LLC. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On April 20, 2022, we issued 380,952 shares of our common stock to Centurion Holdings I, LLC pursuant to an agreement with Centurion Holdings I, LLC. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On May 3, 2022, we issued 75,200 shares of our common stock to SJSS Investments pursuant to an agreement with SJSS Investments. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On May 3, 2022, we issued 76,000 shares of our common stock to Allan S. Brantley pursuant to an agreement with Allan S. Brantley. The issuance was exempt under Section 4(a)(2) of the Securities Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

		Incorporated by Reference
				Filing Date/
Exhibit				Period
Number	Exhibit Description	Form	Exhibit	End Date

2.1	Share Exchange Agreement dated December 31, 1998, by and between the Company and Rebound Corp.,	10-SB/A	10.7	1/7/2000

3.1	Amended and Restated Articles of Incorporation of the Company, dated May 4, 1998.	10-12G	3.2	1/11/2019

3.2	Certificate of Designation for Preferred Series A Stock of the Company, dated May 28, 2008.	10-12G	3.3	1/11/2019

3.3	Amendment to Certificate of Designation for Preferred Series A Stock of the Company, dated April 27, 2018.	10-12G	3.4	1/11/2019

3.4	Bylaws of the Company.	10-SB	I	1/4/2000

3.5	Certificate of Amendment to the Company’s Articles of Incorporation dated August 17, 2020.	8-K	3.1	8/21/2020

3.6	Certificate of Designation for Preferred Series B Stock of the Company, dated November 25, 2020.	8-K	3.1	12/2/2020

3.7	Certificate of Amendment to the Company’s Articles of Incorporation dated December 15, 2020, increasing the number of authorized shares of Common Stock to 1.8 billion.	8-K	3.1	12/17/2020

3.8	Certificate of Amendment to the Company’s Articles of Incorporation dated April 21, 2021.	8-K	3.1	4/27/2021

3.9	Certificate of Amendment to the Company’s Articles of Incorporation dated January 10, 2021.	8-K	3.1	6/21/2021

3.10	Certificate of Change to the Company’s Articles of Incorporation dated January 6, 2022.	8-K	3.1	3/11/2022

4.1	Description of Securities	10-K	4.1	3/31/2022

4.2	Warrant Exchange Notes issued as of 17 November 2020 in the total original principal amount of $100,000.	10-K	4.7	3/23/2021

4.3	Common Stock Purchase Warrant issued in favor of Triton Funds LP on December 11, 2020.	8-K	4.1	12/17/2020

4.4	Common Stock Purchase Warrant (the “First Warrant”) issued in favor of Auctus Fund, LLC on 23 April 2021.	8-K	4.1	4/27/2021

4.5	Common Stock Purchase Warrant (the “Second Warrant”) issued in favor of Auctus Fund, LLC on April 22, 2021.	8-K	4.2	4/27/2021

4.6	Common Stock Purchase Warrant (the “First Warrant”) issued in favor of Auctus Fund, LLC on 30 July 2021 for the purchase of 62,667 shares of Common Stock at $4.50 per share.	10-Q	4.11	8/3/2021

4.7	Common Stock Purchase Warrant (the “Second Warrant”) issued in favor of Auctus Fund, LLC on 30 July 2021 for the purchase of 62,667 shares of Common Stock at $4.50 per share.	10-Q	4.12	8/3/2021

4.8	Common Stock Purchase Warrant (the “First Warrant”) issued in favor of Jefferson Street Capital LLC on 28 September 2021.	10-K	4.8	3/31/2022

4.9	Common Stock Purchase Warrant (the “Second Warrant”) issued in favor of Jefferson Street Capital LLC on 28 September 2021.	10-K	4.9	3/31/2022

4.10	Convertible Promissory Note issued the Company in favor of Jefferson Street Capital LLC on 28 September 2021 in the original principal amount of $110,000.	10-K	4.10	3/31/2022

4.11	Common Stock Purchase Warrant (the “First Warrant”) issued in favor of Mast Hill Fund, LP on 19 October 2021.	10-Q	4.13	10/26/2021

4.12	Common Stock Purchase Warrant (the “Second Warrant”) issued in favor of Mast Hill Fund, LP on 19 October 2021.	10-Q	4.14	10/26/2021

4.13	Common Stock Purchase Warrant issued in favor of Westland Properties, LLC on 21 December 2021.	10-K	4.13	3/31/2022

4.14	Convertible Promissory Note issued the Company in favor of Westland Properties, LLC on 21 December 2021 in the original principal amount of $555,555.	10-K	4.14	3/31/2022

4.15	Convertible Promissory Note issued the Company in favor of GS Capital Partners, LLC on 11 February 2022 in the original principal amount of $207,500.	10-K	4.15	3/31/2022

4.16	Convertible Promissory Note issued the Company in favor of One44 Capital LLC on 11 February 2022 in the original principal amount of $160,000.	10-K	4.16	3/31/2022

4.17	Convertible Promissory Note issued the Company in favor of Fast Capital, LLC on 14 February 2022 in the original principal amount of $207,500.	10-K	4.17	3/31/2022

4.18	Convertible Promissory Note issued the Company in favor of Root Ventures, LLC on 1 March 2022 in the original principal amount of $207,500.	10-K	4.18	3/31/2022

4.19	Convertible Promissory Note issued the Company in favor of Red Road Holdings Corporation on 9 March 2022 in the original principal amount of $176,813.	10-K	4.19	3/31/2022

10.1	Asset Purchase Agreement dated January 26, 2018 by and between Myriad Software Productions, LLC and Data443 Risk Management, Inc.	10-12G	10.1	1/11/2019

10.2	Secured Promissory Note dated January 26, 2018 issued by Data443 Risk Management, Inc. in favor of Myriad Software Productions, LLC in the original principal amount of $250,000.	10-12G	10.2	1/11/2019

10.3	Security Agreement dated January 26, 2018 executed by Data443 Risk Management, Inc. in favor of Myriad Software Productions, LLC.	10-12G	10.3	1/11/2019

10.4†	2019 Omnibus Stock Incentive Plan dated May 16, 2019	8-K	10.1	5/19/2019

10.5†	Advisory Board Agreement, effective July 28, 2020, between the Company and Omkharan Arasaratnam.	10-Q	10.19	8/6/2020

10.6	Asset Sale Agreement effective January 31, 2021, between the Company and the secured creditors of Wala, Inc.	10-K	10.28	3/23/2021

10.7	Three Secured Promissory Notes, each effective January 31, 2021 and issued by the Company in favor of the secured creditors of Wala, Inc.	10-K	10.29	3/23/2021

10.8	Security Agreement effective January 31, 2021, between the Company and the secured creditors of Wala, Inc.	10-K	10.30	3/23/2021

10.9	Form of Securities Purchase Agreement entered into with Auctus Fund, LLC on April 23, 2021.	8-K	10.1	4/27/2021

10.10	Form of Senior Secured Promissory Note issued in favor of Auctus Fund, LLC on April 23, 2021.	8-K	10.2	4/27/2021

10.11	Form of Security Agreement entered into with Auctus Fund, LLC on April 23, 2021.	8-K	10.3	4/27/2021

10.12†	Employment Agreement, Effective March 1, 2019 between the Company and Jason Remillard	10-K	10.13	3/31/2022

10.13†	Employment Agreement, effective December 1, 2021 between the Company and Nanuk Warman	10-K	10.14	3/31/2022

10.14	Form of Securities Purchase Agreement entered into with Auctus Fund, LLC on 29 July 2021.	10-Q	10.34	8/3/2021

10.15	Form of Senior Secured Promissory Note issued in favor of Auctus Fund, LLC on 29 July 2021.	10-Q	10.35	8/3/2021

10.16	Form of Security Agreement entered into with Auctus Fund, LLC on 29 July 2021.	10-Q	10.36	8/3/2021

10.17	Form of Securities Purchase Agreement entered into with Mast Hill Fund, LP on 19 October 2021.	10-Q	10.37	10/26/2021

10.18	Form of Promissory Note issued in favor of Mast Hill Fund, LP on 19 October 2021.	10-Q	10.38	10/26/2021

10.19	Form of Securities Purchase Agreement entered into with Westland Properties, LLC on 21 December 2021.	10-K	10.21	3/31/2022

10.20	Centurion Holdings I, LLC asset purchase agreement dated January 19, 2022	8-K	10.1	1/19/2022

10.21	Form of Securities Purchase Agreement entered into with GS Capital Partners, LLC on 11 February 2022.	10-K	10.23	3/31/2022

10.22	Form of Securities Purchase Agreement entered into with One44 Capital LLC on 11 February 2022.	10-K	10.24	3/31/2022

10.23	Form of Securities Purchase Agreement entered into with Fast Capital, LLC on 14 February 2022.	10-K	10.25	3/31/2022

10.24	Form of Securities Purchase Agreement entered into with Root Ventures, LLC on 1 March 2022.	10-K	10.26	3/31/2022

10.25	Form of Securities Purchase Agreement entered into with Red Road Holdings Corporation on 9 March 2022.	10-K	10.27	3/31/2022

10.26*	Form of Securities Purchase Agreement entered into with 1800 Diagonal in May 2022

10.27*	Form of Securities Purchase Agreement entered into with Jefferson Street Capital in May 2022

21.1	List of subsidiaries of Registrant.	S-1	21.1	12/07/2021

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer.

32.2*	Section 1350 Certification of Chief Financial Officer.

101*	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, our Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 2022	DATA443 RISK MITIGATION, INC.

	By:	/s/ Jason Remillard
	Name:	JASON REMILLARD
	Title:	Chief Executive Officer, (Principal Executive Officer)

