Form 10-Q
period 2022-09-30
Data443 Risk Mitigation, Inc.
filed 2022-11-14
CIK 1068689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2022

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

Yes ☐ No ☒

The outstanding number of shares of common stock as of November 14, 2022 was 1,170,879.

DATA443 RISK MITIGATION, INC.

FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DATA443 RISK MITIGATION, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets
Cash	$228,985	$1,204,933
Accounts receivable, net	4,261	21,569
Advance payment for acquisition	2,726,188	-
Prepaid expense and other current assets	45,630	70,802
Total current assets	3,005,064	1,297,304

Property and equipment, net	461,117	288,406
Operating lease right-of-use assets, net	488,693	174,282
Intellectual property, net of accumulated amortization	579,003	1,269,819
Deposits	45,673	31,440
Total Assets	$4,579,550	$3,061,251

Liabilities and Stockholders’ Deficit
Current Liabilities

Accounts payable and accrued liabilities	784,547	115,673
Deferred revenue	1,727,440	1,035,185
Interest payable	405,894	204,915
Notes payable, net of unamortized discount	1,912,297	1,720,777
Convertible notes payable, net of unamortized discount	1,770,711	993,931
Due to a related party	297,713	247,366
Operating lease liability	358,067	112,322
Finance lease liability	25,784	72,768
Total Current Liabilities	7,282,453	4,502,937

Series B Preferred Stock, 80,000 shares designated; $0.001 par value; Stated value $10.00; 0 and 29,750 shares issued and outstanding, net of discount as of September 30, 2022 and December 31, 2021, respectively	-	278,811
Notes payable, net of unamortized discount - non-current	1,792,680	1,770,989
Convertible notes payable, net of unamortized discount - non-current	97,946	22,357
Deferred revenues - non-current	924,942	573,411
Operating lease liability - non-current	236,644	125,640
Finance lease liability - non-current	-	10,341
Total Liabilities	10,334,665	7,284,486

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock: 337,500 authorized; $0.001 par value Series A Preferred Stock, 150,000 shares designated; $0.001 par value; 149,892 and 150,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	150	150
Common stock: 125,000,000 authorized; $0.001 par value 1,078,173 and 122,044 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	1,078	122
Additional paid in capital	41,804,569	37,810,380
Accumulated deficit	(47,560,912)	(42,033,887)
Total Stockholders’ Deficit	(5,755,115)	(4,223,235)
Total Liabilities and Stockholders’ Deficit	$4,579,550	$3,061,251

See the accompanying notes, which are an integral part of these unaudited consolidated financial statements.

DATA443 RISK MITIGATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Revenue	$916,172	$1,495,059	$2,279,677	$3,095,279
Cost of revenue	82,377	144,280	360,649	408,104
Gross profit	833,795	1,350,779	1,919,028	2,687,175

Operating expenses
General and administrative	1,579,529	1,065,619	4,669,311	3,810,580
Sales and marketing	40,929	89,175	220,959	233,819
Total operating expenses	1,620,458	1,154,794	4,890,270	4,044,399

Net income (loss) from operations	(786,663)	195,985	(2,971,242)	(1,357,224)

Other income (expense)
Interest expense	(796,057)	(1,101,910)	(2,833,126)	(2,679,198)
Gain (loss) on settlement of debt	-	-	-	(227,501)
Change in fair value of derivative liability	-	(68,199)	(57,883)	(431,853)
Total other expense	(796,057)	(1,170,109)	(2,891,009)	(3,338,552)

Loss before income taxes	(1,582,720)	(974,124)	(5,862,251)	(4,695,776)
Provision for income taxes	-	-	-	-
Net loss	$(1,582,720)	(974,124)	(5,862,251)	(4,695,776)

Dividend on Series B Preferred Stock	-	(6,324)	(104,631)	(15,765)
Net loss attributable to common stockholders	$(1,582,720)	(980,448)	(5,966,882)	(4,711,541)

Basic and diluted loss per Common Share	$(1.56)	(9.99)	(9.21)	(6.63)
Basic and diluted weighted average number of common shares outstanding	1,015,425	779,813	637,114	708,058

See the accompanying notes, which are an integral part of these unaudited consolidated financial statements.

DATA443 RISK MITIGATION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

Nine months ended September 30, 2022

	Series A				Additional		Total
	Preferred Stock		Common stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2021	150,000	$150	122,044	$122	$37,810,380	$(42,033,887)	$(4,223,235)

Cumulative-effect adjustment from adoption of ASU 2020-06	-	-	-	-	(517,500)	439,857	(77,643)
Common stock issued for acquisition of Centurion assets	-	-	380,952	381	2,475,807	-	2,476,188
Subscription for share issuance	-	-	-	-	829,000	-	829,000
Common stock issued for conversion of preferred stock	(108)	-	108,000	108	(108)	-	-
Common stock issued for conversion of debt	-	-	288,885	289	130,799	-	131,088
Common stock issued in conjunction with convertible notes	-	-	18,170	18	140,919		140,937
Common stock issued for exercised cashless warrants	-	-	6,631	7	(7)	-	-
Common stock issued for service	-	-	153,491	153	844,048	-	844,201
Resolution of derivative liability upon exercise of warrants	-	-	-	-	57,883	-	57,883
Warrants issued in conjunction with debts	-	-	-	-	47,628	-	47,628
Stock-based compensation	-	-	-	-	(14,280)	-	(14,280)
Net loss	-	-	-	-	-	(5,966,882)	(5,966,882)
Balance – September 30, 2022	149,892	$150	1,078,173	$1,078	$41,804,569	$(47,560,912)	$(5,755,115)

Three months ended September 30, 2022

	Series A				Additional		Total
	Preferred Stock		Common stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – June 30, 2022	149,892	$150	954,561	$954	$40,842,698	$(45,978,192)	$(5,134,390)

Subscription for share issuance	-	-	-	-	829,000	-	829,000
Common stock issued for conversion of debt	-	-	123,612	124	101,640	-	101,764
Stock-based compensation	-	-	-	-	31,231	-	31,231
Net loss	-	-	-	-	-	(1,582,720)	(1,582,720)
Balance – September 30, 2022	149,892	$150	1,078,173	$1,078	$41,804,569	$(47,560,912)	$(5,755,115)

See the accompanying notes, which are an integral part of these unaudited consolidated financial statements.

DATA443 RISK MITIGATION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

Nine Months Ended September 30, 2021

							Total
	Series A Preferred Stock		Common stock		Additional Paid in	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance - December 31, 2020	150,000	$150	522,006	$522	$32,027,240	$(35,518,584)	$(3,490,672)

Common stock issued for cash	-	-	83,336	83	846,718	-	846,801
Common stock issued for conversion of preferred stock	-	-	71,678	72	624,914		624,986
Common stock issued for conversion of debt	-	-	115,860	116	1,601,405	-	1,601,521
Common stock issued in conjunction with convertible note	-	-	11,298	11	133,652	-	133,663
Common stock issued for exercised cashless warrants	-	-	8,923	9	(9)	-	-
Warrants issued in conjunction with debts	-	-	-	-	1,075,660	-	1,075,660
Resolution of derivative liability upon exercise of warrants	-	-	-	-	139,067	-	139,067
Stock-based compensation	-	-	9,793	10	785,747	-	785,757
Adjustment of reverse stock split	-	-	6,624	7	(7)	-	-
Net loss	-	-	-	-	-	(4,711,541)	(4,711,541)
Balance - September 30, 2021	150,000	$150	829,518	$830	$37,234,387	$(40,230,125)	$(2,994,758)

Three Months Ended September 30, 2021

	Series A Preferred Stock		Common stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - June 30, 2021	150,000	150	743,246	743	35,618,250	(39,249,677)	(3,630,534)
Common stock issued for conversion of debt	-	-	14,112	14	78,249	-	78,263
Common stock issued for conversion of preferred stock	-	-	57,145	57	312,006	-	312,063
Common stock issued in conjunction with convertible note	-	-	8,435	8	44,917	-	44,925
Warrants issued in conjunction with debts	-	-	-	-	1,075,660	-	1,075,660
Stock-based compensation	-	-	625	1	105,312	-	105,313
Adjustment of reverse stock split	-	-	5,955	7	(7)	-	-
Net loss	-	-		-	-	(980,448)	(980,448)
Balance - September 30, 2021	150,000	$150	829,518	$830	$37,234,387	$(40,230,125)	$(2,994,758)

See the accompanying notes, which are an integral part of these unaudited Consolidated Financial Statements

DATA443 RISK MITIGATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(5,862,251)	$(4,695,776)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Change in fair value of derivative liability	57,883	431,853
(Gain) loss on settlement of debt	-	227,501
Stock-based compensation expense	829,921	785,757
Depreciation and amortization	816,944	832,824
Amortization of debt discount	1,878,976	2,356,631
Bad debt	345,775	-
Lease liability amortization	42,339	(19,660)
Penalty Interest	-	65,838
Changes in operating assets and liabilities:
Accounts receivable	(328,466)	34,922
Prepaid expenses and other assets	25,172	(10,638)
Accounts payable and accrued liabilities	675,723	(193,302)
Deferred revenue	1,043,786	127,197
Accrued interest	203,512	130,442
Accrued Dividend	-	(15,765)
Deposit	(14,233)	-
Net Cash (used in ) provided by Operating Activities	(284,919)	57,824

CASH FLOWS FROM INVESTING ACTIVITIES:
Advance payment for Centurion acquisition	(250,000)	-
Purchase of property and equipment	(298,839)	(138,331)
Net Cash used in Investing Activities	(548,839)	(138,331)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of convertible notes payable	1,257,800	642,000
Repayment of convertible notes payable	(895,783)	-
Proceeds from subscription for share issuance	829,000	846,801
Proceeds from issuance of series B Preferred Stock	75,000	390,000
Redemption of Series B Preferred Stock	(487,730)	-
Finance lease payments	(57,325)	(66,901)
Proceeds from issuance of notes payable	2,516,912	3,712,775
Repayment of notes payable	(3,430,411)	(3,953,371)
Proceeds from related parties	224,778	365,873
Repayment to related parties	(174,431)	(537,874)
Net Cash (used in) provided by Financing Activities	(142,190)	1,399,303

Net change in cash	(975,948)	1,318,796
Cash, beginning of period	1,204,933	58,783
Cash, end of period	$228,985	$1,377,579

Supplemental cash flow information
Cash paid for interest	$454,366	$134,157
Cash paid for taxes	$-	$-

Non-cash Investing and Financing transactions:
Common stock issued for purchase of intangibles	$2,476,188	$-
Common stock issued for exercised cashless warrant	$7	$9
Settlement of series B preferred stock through issuance of common stock	$-	$624,986
Settlement of convertible notes payable through issuance of common stock	$131,087	$1,601,521
Common stock issued in conjunction with convertible note	$140,936	$133,663
Warrant issued in conjunction with debts	$47,628	$1,075,660
Resolution of derivative liability upon exercise of warrant	$57,883	$139,067
Derivative liability recognized as debt discount	$-	$340,000
Settlement of convertible notes payable through issuance of common stock	$65,600	$65,600
Note payable issued for settlement of License fee payable	$-	$1,404,000
Cumulative-effect adjustment from adoption of ASU 2020-06	$77,642	-

See the accompanying notes, which are an integral part of these unaudited consolidated financial statements.

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

On January 19, 2022, we entered into an Asset Purchase Agreement with Centurion Holdings I, LLC (“Centurion”) to acquire the intellectual property rights and certain assets collectively known as Centurion SmartShield Home and SmartShield Enterprise, patented technology that protects and recovers devices in the event of ransomware attacks. The total purchase price of $3,400,000 consists of: (i) a $250,000 cash payment at closing; (ii) a $2,900,000 promissory note issued by Data443 in favor of Centurion (“Centurion Note”); and (iii) $250,000 in the form of a contingent payment. The Centurion Note matures January 19, 2027 but provides that Data443’s repayment obligation would accelerate on the occurrence of certain events. One of those events was a financing event that did not occur within the originally anticipated timeframe. If that event had occurred, then Data443’s repayment obligation would have been to repay the balance of the outstanding principal and interest as follows: (i) $500,000 of the then-outstanding amount due in cash; and (ii) the remaining balance, at Data443’s option, in Common stock or a combination of Common stock and cash, with the number of shares of Common stock to be determined according to a specified formula. In April 2022, Data443 and Centurion agreed that, even though the trigger for this acceleration event did not occur, Data443 would issue shares of Common stock to Centurion in an amount then-equivalent to $2,400,000, as partial repayment of the obligation due under the Centurion Note. The number of shares of Common stock Data443 issued to Centurion on April 20, 2022, was 380,952. Because Data443 still has some repayment obligations to fulfill under the Centurion Note, as of the filing date of these financial statements, the acquisition that is the subject of the Centurion Asset Purchase Agreement is still not completed.

Basis of Presentation

These unaudited consolidated financial statements have been prepared in accordance rules and regulations of the Securities and Exchange Commission (“SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, we have included all adjustments considered necessary for a fair presentation and such adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2021 and notes thereto and other pertinent information contained in our Form 10-K as filed with the SEC on March 31, 2022. The results of operations for the nine months ended September 30, 2022, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2022.

Basis of Consolidation

The accompanying unaudited consolidated financial statements as of September 30, 2022 include our accounts and those of our wholly-owned subsidiary, Data 443 Risk Mitigation, Inc., a North Carolina operating company. These unaudited consolidated financial statements have been prepared on the accrual basis of accounting in accordance with US GAAP. All inter company balances and transactions have been eliminated in consolidation.

Accounts Receivable

Trade receivables are generally recorded at the invoice amount mostly for a one-year period, net of an allowance for bad debt. For the nine months ended September 30, 2022, and September 30, 2021, we recorded bad debt expense of $345,775 and $0, respectively. The increase in bad debt expense is the result of write off of six invoices that were determined to be uncollectible.

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

We recorded approximately $798,690 in share-based compensation expense for the nine months ended September 30, 2022, compared to $785,757 in share-based compensation expense for the nine months ended September 30, 2021. Determining the appropriate fair value model and the related assumptions requires judgment. During the nine months ended September 30, 2022, the fair value of each option grant was estimated using a Black-Scholes option-pricing model. The expected volatility represents the historical volatility of our publicly traded common stock. Due to limited historical data, we calculate the expected life based on the mid-point between the vesting date and the contractual term which is in accordance with the simplified method. The expected term for options granted to nonemployees is the contractual life. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of stock options. We have not paid and do not anticipate paying cash dividends on our shares of Common stock; therefore, the expected dividend yield is assumed to be zero.

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

For the nine months ended September 30, 2022 and 2021, respectively, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive:

	Nine Months Ended
	September 30,
	2022	2021
	(Shares)	(Shares)
Series A Preferred Stock	149,892,000	150,000,000
Stock options	1,029	12,471
Warrants	158,441	254,134
Series B Preferred stock	-	18,535
Total	150,051,470	150,285,150

Recently Adopted Accounting Guidance

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt—Debt with Conversion and Other Options” and ASC subtopic 815-40 “Hedging—Contracts in Entity’s Own Equity” (“Standard”). The Standard reduced the number of accounting models available for convertible debt instruments and convertible preferred stock. Pursuant to the Standard, convertible debt instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid in capital. The Standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Due to adoption of this Standard on January 1, 2022, we recognized a cumulative effect adjustment to increase the opening retained earnings as of January 1, 2022 by $439,857.

To compute the transition adjustment for a convertible instrument under both the modified retrospective and full retrospective methods, entities need to recompute the basis of that instrument at transition (i.e., the beginning of year of adoption for the modified retrospective method or the beginning of earliest year presented for the full retrospective method) as if the conversion option had not been separated. The Company use the modified retrospective method to adjust.

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

NOTE 3: PROPERTY AND EQUIPMENT

The following table summarizes the components of our property and equipment as of the dates presented:

	September 30,	December 31,
	2022	2021
Furniture and Fixtures	$6,103	$2,991
Computer Equipment	855,380	559,654
	861,483	562,645
Accumulated depreciation	(400,366)	(274,239)
Property and equipment, net of accumulated depreciation	$461,117	$288,406

Depreciation expense for the nine months ended September 30, 2022 and 2021, was $126,128 and $108,258, respectively. Depreciation expense for the three months ended September 30, 2022 and 2021, was $45,958 and $36,745 respectively.

During the nine months ended September 30, 2022 and 2021, we purchased property and equipment of $298,839 and $138,331, respectively. During the three months ended September 30, 2022 and 2021, we purchased property and equipment of $198,767 and $59,311, respectively.

NOTE 4: INTELLECTUAL PROPERTY

The following table summarizes the components of our intellectual property as of the dates presented:

	September 30, 2022	December 31, 2021
Intellectual property:
WordPress® GDPR rights	$46,800	$46,800
ARALOC®	1,850,000	1,850,000
ArcMail®	1,445,000	1,445,000
DataExpress®	1,388,051	1,388,051
FileFacets®	135,000	135,000
IntellyWP™	60,000	60,000
Resilient Network Systems	305,000	305,000
	5,229,851	5,229,851
Accumulated amortization	(4,650,849)	(3,960,032)
Intellectual property, net of accumulated amortization	$579,003	$1,269,819

We recognized amortization expense of $690,816 and $724,566 for the nine months ended September 30, 2022, and 2021, respectively. We recognized amortization expense of $230,272 and $241,522 for the three months ended September 30, 2022, and 2021, respectively.

Based on the carrying value of definite-lived intangible assets as of September 30, 2022, we estimate our amortization expense for the next five years will be as follows:

Amortization
Year Ended December 31,	Expense
2022 (excluding the nine months ended September 30, 2022)	$124,668
2023	411,585
2024	27,000
Thereafter	15,750
$579,003

NOTE 5: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following table summarizes the components of our accounts payable and accrued liabilities as of the dates presented:

	September 30,	December 31,
	2022	2021
Accounts payable	$351,548	$75,628
Credit cards	51,321	28,492
Accrued dividend - preferred stock	-	6,849
Accrued liabilities	381,678	4,704
	$784,547	$115,673

NOTE 6: DEFERRED REVENUE

For the nine months ended September 30, 2022 and as of December 31, 2021, changes in deferred revenue were as follows:

	September 30,	December 31,
	2022	2021
Balance, beginning of period	$1,608,596	$1,518,163
Deferral of revenue	2,740,222	2,581,801
Recognition of deferred revenue	(1,696,436)	(2,491,368)
Balance, end of period	$2,652,382	$1,608,596

As of September 30, 2022 and December 31, 2021, deferred revenue is classified as follows:

	September 30,	December 31,
	2022	2021
Current	$1,727,440	$1,035,185
Non-current	924,942	573,411
	$2,652,382	$1,608,596

NOTE 7: LEASES

Operating lease

We have two noncancelable operating leases for office facilities, one that we entered into January 2019 and that expires January 10, 2024 and another that we entered into in April 2022 and that expires April 30, 2024. Each operating lease has a renewal option and a rent escalation clause. In the summer of 2022, we relocated to the expanded square footage of the premises that are the subject of the April 2022 lease to support our growing operations, and entered into a commission agreement with the landlord of the building to sublet the premises that are the subject of the January 2019 lease.

We recognized total lease expense of approximately $137,813 and $83,339 for the nine months ended September 30, 2022 and 2021, respectively, primarily related to operating lease costs paid to lessors from operating cash flows. As of September 30, 2022 and December 31, 2021, we recorded a security deposit of $10,000. We recognized total lease expense of approximately $54,474 and $59,339 for the three months ended September 30, 2022 and 2021, respectively.

At September 30, 2022, future minimum lease payments under operating leases that have initial noncancelable lease terms in excess of one year were as follows:

Total
Year Ended December 31,
2022 (excluding the nine months ended September 30, 2022)	31,825
2023	484,759
Thereafter	121,406
637,990
Less: Imputed interest	(43,278)
Operating lease liabilities	594,712

Operating lease liability - current	358,067
Operating lease liability - non-current	$236,644

The following summarizes other supplemental information about our operating leases as of September 30, 2022:

Weighted average discount rate	8%
Weighted average remaining lease term (years)	1.84

Financing leases

We lease computer and hardware under non-cancellable finance leases. The term of those finance leases is 3 years and annual interest rate is 12%. At September 30, 2022 and December 31, 2021, the finance lease obligations included in current liabilities were $25,784 and $72,768, respectively, and finance lease obligations included in long-term liabilities were $0 and $10,341, respectively. As of September 30, 2022 and December 31, 2021, we recorded a security deposit of $33,467.

At September 30, 2022, future minimum lease payments under the finance lease obligations, are as follows:

Total

2022 (excluding the six months ended September 30, 2022)	$16,061
2023	10,496
Thereafter	0
26,557
Less: Imputed interest	(772)
Finance lease liabilities	25,784

Finance lease liability	25,784
Finance lease liability - non-current	$0

As of September 30, 2022 and December 31 2021, finance lease assets are included in property and equipment as follows:

	September 30,	December 31,
	2022	2021
Finance lease assets	$267,284	$267,284
Accumulated depreciation	(245,339)	(192,928)
Finance lease assets, net of accumulated depreciation	$21,945	$74,356

NOTE 8: CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

	September 30,	December 31,
	2022	2021
Convertible Notes - Issued in fiscal year 2020	97,946	100,000
Convertible Notes - Issued in fiscal year 2021	757,674	1,607,857
Convertible Notes - Issued in fiscal year 2022	1,198,475	-
	2,054,095	1,707,857
Less debt discount and debt issuance cost	(185,439)	(691,569)
	1,868,656	1,016,288
Less current portion of convertible notes payable	1,770,710	993,931
Long-term convertible notes payable	$97,946	$22,357

During the nine months ended September 30, 2022 and the year ended 2021, we recognized interest expense of $433,940 and $90,421, respectively, and amortization of debt discount expense of $651,383 and $379,890, respectively.

During the three months ended September 30, 2022 and the year ended 2021, we recognized interest expense of $59,002 and $75,865, respectively, and amortization of debt discount expense of $15,373 and $44,227, respectively.

Conversion

During the nine months ended September 30, 2022, we converted notes with principal amounts and accrued interest of $131,087 into 287,533 shares of common stock. The corresponding derivative liability of $57,883 at the date of conversion was credited to additional paid in capital.

During the three months ended September 30, 2022, we converted notes with principal amounts and accrued interest of $101,763 into 123,612 shares of common stock. The corresponding derivative liability of $57,883 at the date of conversion was credited to additional paid in capital.

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

Promissory Notes - Issued in fiscal year 2021

In 2021, we issued convertible promissory notes with principal amounts totaling $1,696,999, which resulted in cash proceeds of $1,482,000 after financing fees of $214,999 were deducted. The 2021 Convertible Notes have the following key provisions:

●	Terms ranging from 90 days to 12 months.

●	Annual interest rates of 5% to 12%.

●	Convertible at the option of the holders after varying dates.

●	Conversion price based on a formula corresponding to a discount (39% discount) off the average closing price or lowest trading price of our Common stock for the 20 prior trading days including the day on which a notice of conversion is received.

●	The Mast Hill Fund, LLC convertible promissory note matured on October 19, 2022. The default annual interest rate of 16% becomes the effective interest rate on the past due principal and interest. As of September 30, 2022 the note had a principle balance of $4,444,444 and accrued interest of $50,557. The note is currently in default.

The 2021 Convertible Notes also were associated with the following:

●	The issuance of 1,414 shares of Common stock valued at $133,663.

●	The issuance of 117,992 warrants to purchase shares of Common stock with an exercise price a range from $7.44 to 36.00. The term in which the warrants can be exercised is 5 years from issue date. (Note 12)

During the nine months ended September 30, 2022, in connection with the 2021 Convertible Notes, we repaid principal in the amount of $823,683 and interest expense of $360,566.

During the three months ended September 30, 2022, in connection with the 2021 Convertible Notes, we repaid principal in the amount of $94,177 and interest expense of $40,823.

Promissory Notes - Issued in fiscal year 2022

During the nine months ended September 30, 2022, we issued convertible promissory notes with principal amounts totaling $1,370,575, which resulted in cash proceeds of $1,257,800 after deducting a financing fee of $57,313.

During the three months ended September 30, 2022, we issued convertible promissory notes with principal amounts totaling $0, which resulted in cash proceeds of $0. The 2022 Convertible Notes have the following key provisions:

●	Terms ranging from 3 to 12 months.

●	Annual interest rates of 9% to 18%.

●	Convertible at the option of the holders after varying dates.

●	Conversion price based on a formula corresponding to a discount (20% or 39% discount) off the lowest trading price of our Common stock for the 20 prior trading days including the day on which a notice of conversion is received, although one of the 2022 Convertible Notes establishes a fixed conversion price of $4.50 per share.

During the nine months ended September 30, 2022, the 2022 Convertible Notes also were associated with the following:

●	18,170 shares of common stock valued at $140,940 issued in conjunction with convertible notes.

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

NOTE 9: DERIVATIVE LIABILITIES

We analyzed the conversion option of convertible notes for derivative accounting consideration under ASC 815, Derivatives and Hedging, and hedging, and determined that the instrument should be classified as a liability since the conversion option becomes effective at issuance resulting in there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

ASC 815 requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as other income or expense item.

We determined our derivative liabilities to be a Level 3 fair value measurement during the year based on management’s estimate of the expected future cash flows required to settle the liabilities, and used the Binomial pricing model to calculate the fair value as of September 30, 2022. The Binomial model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note and warrant is estimated using the Binomial valuation model. As of the nine months ended September 30, 2022, there were no derivative liabilities.

We valued the conversion feature using the Binomial pricing model. The fair value of the derivative liability for all the notes that became convertible, including the notes issued in prior years, during the nine months ended September 30, 2022 amounted to $57,883 recognized as a derivative loss.

For the nine months Sept 30, 2022 and year ended December 31, 2021, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Nine months ended	Year ended
	September 30,	December 31,
	2022	2021
Expected term	0.51 years	0.48 - 5.00 years
Expected average volatility	134%	160%- 302%
Expected dividend yield	-	-
Risk-free interest rate	59%	0.04% - 1.24%

The aggregate loss on derivatives during the nine months ended September 30, 2022 and 2021 was $57,883 and $431,853, respectively.

The aggregate loss on derivatives during the three months ended September 30, 2022 and 2021 was $0 and $68,199, respectively.

NOTE 10: NOTES PAYABLE

Notes payable consists of the following:

	September 30,	December 31,		Interest
	2022	2021	Maturity	Rate
Economic Injury Disaster Loan - originated in May 2020 (1, 2)	$500,000	$500,000	30 years	3.75%
Promissory note - originated in September 2020	27,751	50,456	$2,873.89 monthly payment for 36 months	14.0%
Promissory note - originated in December 2020	20,295	33,039	$1,854.41 monthly payment for 36 months	8.0%
Promissory note - originated in January 2021	28,828	48,583	$2,675.89 monthly payment for 36 months	18.0%
Promissory note - originated in February 2021 (3)	1,251,592	1,328,848	5 years	4.0%
Promissory note - originated in April 2021(4)	693,333	832,000	1 year	12%
Promissory note - originated in July 2021(4)	282,000	282,000	1 year	12%
Promissory note - originated in September 2021	46,644	55,576	$1,383.56 monthly payment for 60 months	28%
Promissory note - originated in December 2021	-	406,300	$20,050 weekly payment for 28 weeks	49%
Promissory note - originated in December 2021	-	241,716	$10,071.45 weekly payment for 28 weeks	4.94%
Promissory note - originated in December 2021	-	189,975	$2,793.75 daily payment for 80 days	7%
Promissory note - originated in March 2022	-	-	$20,995 weekly payment for 15 weeks	49%
Promissory note - originated in March 2022	38,285	-	$642.86 daily payment for 186 days	15%
Promissory note - originated in April 2022	77,465	-	$1,695.41 monthly payment for 36 months	16.0%
Promissory note - originated in April 2022	4,470	-	$2,235 daily payment for 110 days	15%
Promissory note - originated in April 2022	480,295	-	$7,250 daily payment for 168 days	25%
Promissory note – originated in June 2022	337,965	-	$20,995 weekly payment for 30 weeks	49%
Promissory note - originated in July 2022	59,960	-	$2,998.00 daily payment for 60 days	49%
Promissory note - originated in July 2022	57,551	-	$1,485.38 monthly payment for 60 months	18%
Promissory note - originated in July 2022	104,060	-	$3,546.87 monthly payment for 36 months	10%
Promissory note - originated in August 2022	27,973	-	$589.92 monthly payment for 60 months	8%
Promissory note - originated in August 2022	1,744	-	$1,749.00 daily payment for 30 days	66%
	4,040,211	3,968,491
Less debt discount and debt issuance cost	(335,234)	(476,727)
	3,704,977	3,491,766
Less current portion of promissory notes payable	1,912,297	1,720,777
Long-term promissory notes payable	$1,792,680	$1,770,989

(1)	We received an advance under the Economic Injury Disaster Loan (EIDL) program.

(2)	We received a second advance under the EIDL program in fiscal year 2021.

(3)	On February 12, 2021, we issued notes payable of $1,404,000 to settle license fee payable of $1,094,691. As a result, we recorded loss on settlement of debt of $309,309 in fiscal year 2021.

(4)	We are aware that the date of maturity has passed for the notes payable. The default annual interest rate of 16% becomes the effective interest rate on the past due principal and interest. We are in communication with the lender.

During the nine months ended September 30, 2022 and 2021, we recognized interest expense of $172,371 and $202,657, and amortization of debt discount, included in interest expense of $927,505 and $1,721,983, respectively.

During the three months ended September 30, 2022 and 2021, we recognized interest expense of $58,678 and $145,448, and amortization of debt discount, included in interest expense of $301,884 and $726,917, respectively.

During the nine months ended September 30, 2022 and 2021, we issued promissory notes for a total of $3,502,132 and $3,713,000, less discount of $985,220 and $1,389,460, and repaid $3,430,411 and $3,953,371, respectively.

During the three months ended September 30, 2022 and 2021, we issued promissory notes for a total of $431,112 and $825,796, less discount of $20,965 and $480,375, and repaid $1,472,919 and $1,219,096, respectively.

NOTE 11: COMMITMENTS AND CONTINGENCIES

We account for contingent liabilities in accordance with Accounting Standards Codification (“ASC”) Topic 450, Contingencies. This standard requires management to assess potential contingent liabilities that may exist as of the date of the financial statements to determine the probability and amount of loss that may have occurred, which inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in our financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed in our financial statements. For loss contingencies considered remote, we generally would neither accrue any estimated liability nor disclose the nature of the contingent liability in our financial statements. Management has assessed potential contingent liabilities as of September 30, 2022, and based on that assessment, there are no probable or possible loss contingencies requiring accrual or establishment of a reserve.

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

Preferred Stock

As of September 30, 2022, we are authorized to issue 337,500 shares of preferred stock with a par value of $0.001, of which 150,000 shares have been designated as Series A, and 80,000 shares have been designated as Series B.

Series A Preferred Stock

Each share of Series A was (i) convertible into 1,000 shares of common stock, and (ii) entitled to vote 15,000 shares of common stock on all matters submitted to a vote by shareholders voting common stock. All issued and outstanding shares of Series A Preferred Stock are held by our Chief Executive Officer.

During the nine months ended September 30, 2022, 108 shares of Series A preferred stock were converted into 108,000 shares of Common stock.

As of September 30, 2022 and December 31, 2021, 149,892 and 150,000 shares of Series A were issued and outstanding, respectively.

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

During the nine months ended September 30, 2022, we issued 7,875 shares of Series B preferred stock for $78,750, less $3,750 financing fees.

During the three months ended September 30, 2022, we issued 0 shares of Series B preferred stock for $0.

During the nine months ended September 30, 2022, we redeemed 37,625 shares of Series B preferred stock, representing all outstanding shares of Series B preferred stock, for $487,730.

During the three months ended September 30, 2022, we redeemed 0 shares of Series B preferred stock, representing all outstanding shares of Series B preferred stock, for $0.

During the nine months ended September 30, 2022, we recorded an accrued dividend of $104,631, and amortization of debt discount, included in interest expense of $22,439.

During the three months ended September 30, 2022, we recorded an accrued dividend of $0, and amortization of debt discount, included in interest expense of $0.

As of September 30, 2022 and December 31, 2021, 0 and 29,750 shares of Series B were issued and outstanding, respectively.

Common stock

As of September 30, 2022, we are authorized to issue 125,000,000 shares of Common stock with a par value of $0.001. All shares have equal voting rights, are non-assessable, and have one vote per share.

During the nine months ended September 30, 2022, we issued Common stock as follows:

●	288,885 shares issued for conversion of debt;
●	6,631 shares issued upon the cash-less exercise of warrants;
●	380,952 shares issued for consideration under an asset purchase agreement;
●	108,000 shares issued for conversion of Series A preferred stock;
●	153,491 shares issued for services;
●	18,170 shares issued as a loan fee in connection with the issuance of promissory notes; and
●	829,000 shares were subscribed for cash pursuant to private placement offering.

On August 25, 2022, Data443 Risk Mitigation, Inc initiated a private placement transaction with certain “accredited investors,” as defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended and such investors. In connection with the Offering, we entered into a securities purchase agreement with each Investor pursuant to which we offered and sold to the Investors a total of 829,000 shares of our common stock, par value $0.001 at a purchase price of $1.00 per share, for aggregate gross proceeds of approximately $829,000. The Common stock has not been registered under the Securities Act, and may not be offered or sold in the United States absent effective registration or an applicable exemption from registration requirements. For these shares, we are relying on the private placement exemption from registration provided by Section 4(a)(2) of the Securities Act and by Rule 506 of Regulation D, promulgated thereunder and on similar exemptions under applicable state laws. The Offering closed November 4, 2022, and we will issue the shares to the investors in due course.

As of September 30, 2022 and December 31, 2021, 1,078,173 and 122,044 shares of Common stock were issued and outstanding, respectively.

Warrants

A summary of activity during the nine months ended September 30, 2022 follows:

	Warrants Outstanding
		Weighted Average
	Shares	Exercise Price
Outstanding, December 31, 2021	146,842	$27.86
Granted	20,699	6.00
Exercised	(7,567)	-
Forfeited/canceled	-	-
Outstanding, September 30, 2022	159,974	$22.07

During the nine months ended September 30, 2022, 7,567 warrants were exercised cashless and we issued 6,631 shares of Common stock as a result.

The following table summarizes information relating to outstanding and exercisable warrants as of September 30, 2022:

Exercisable Warrants Outstanding
	Weighted Average Remaining
Number of Shares	Contractual life (in years)	Weighted Average Exercise Price
6,250	3.20	$160.00
6,934	3.56	$120.00
15,666	3.82	$36.00
2,917	4.00	$36.00
32,837	4.05	$9.88
74,671	4.23	$7.44
20,699	4.61	$6.00
159,974	4.12	$22.07

NOTE 13: SHARE-BASED COMPENSATION

Stock Options

During the three months ended September 30, 2022, we granted options for the purchase of our Common stock to certain employees as consideration for services rendered. The terms of the stock option grants are determined by our Board of Directors consistent our 2019 Omnibus Stock Incentive Plan which the Board adopted May 16, 2019. Our stock options generally vest upon the one-year anniversary date of the grant and have a maximum term of ten years.

The following summarizes the stock option activity for the nine months ended September 30, 2022:

	Options Outstanding	Weighted-Average Exercise Price
Balance as of December 31, 2021	2,121	$467.76
Grants	-	-
Exercised	-	-
Cancelled	(1,092)	134.40
Balance as of September 30, 2022	1,029	$481.46

The following summarizes certain information about stock options vested and expected to vest as of September 30, 2022:

	Number of Options	Weighted-Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price
	Number of Options	Weighted-Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price
Outstanding	1,029	8.14	$481.46
Exercisable	585	7.98	$735.99
Expected to vest	444	8.26	$303.82

As of September 30, 2022 and December 31, 2021, there was $36,601 and $381,547, respectively, of total unrecognized compensation costs related to non-vested share-based compensation arrangements which we expect to recognized within the next 12 months.

Restricted Stock Awards

The following summarizes the restricted stock activity for the nine months ended September 30, 2022:

		Weighted-Average
	Shares	Fair Value
Balance as of December 31, 2021	1,370	$639.22
Shares of restricted stock granted	-	-
Exercised	-	-
Cancelled	-	-
Balance as of September 30, 2022	1,370	$639.22

Number of Restricted Stock Awards	September 30, 2022	December 31, 2021
Vested	1,370	1,370
Non-vested	-	-

NOTE 14: RELATED PARTY TRANSACTIONS

Jason Remillard is our president and Chief Executive Officer and the sole director. Through his ownership of Series A Preferred Shares, Mr. Remillard has voting control over all matters to be submitted to a vote of our shareholders.

On September 16, 2019, we entered into an Asset Purchase Agreement with DMB Group, LLC (“DMB Group”). A significant part of the purchase price was in the form of our Common stock. As a direct result of this transaction and our Common stock issued to DMB Group, we determined that DMB Group was a related party. Amounts owed to DMB Group, including the note payable of $940,000 and member loans of $97,689 were recorded as amounts due to a related party. During the nine months ended September 30, 2022, we repaid a note payable of $124,985 including interest expense of $1,240. As of September 30, 2022 and December 31, 2021, we had recorded a liability to DMB Group totaling $0 and $123,745, respectively.

During the nine months ended September 30, 2022, we received cash from our Chief Executive Officer of $224,778 and repaid $174,431 to our Chief Executive Officer.

During the three months ended September 30, 2022, we received cash from our Chief Executive Officer of $0 and repaid $0 to our Chief Executive Officer.

As of September 30, 2022 and December 31, 2021, we had due to related party transactions in the amounts of $297,713 and $247,366, respectively.

NOTE 15: SUBSEQUENT EVENTS

In accordance with ASC 855-10, “Subsequent Events”, we analyzed our operations subsequent to September 30, 2022 to November 14, 2022, the date when these consolidated financial statements were issued.

On October 6, 2022, Red Road Holdings Corporation converted $15,000 of principal of the convertible note into 26,748 shares of our common stock.

On October 7, 2022, we entered into merchant cash advance agreement to sell $1,094,250 of our future accounts receivable for $697,500 in cash with terms of $13,678 per day for 80 days.

On or about October 12, 2022, we entered into Lock up or Standstill agreements with some of our convertible note holders for a specific time period not to sell their shares of common stock.

On October 19, 2022, the Mast Hill Fund, LLC convertible promissory note matured. The default annual interest rate of 16% becomes the effective interest rate on the past due principal and interest. As of September 30, 2022, the note had a principal balance of $4,444,444 and accrued interest of $50,557. The note is currently in default.

On November 4, 2022, we closed a private placement transaction with certain “accredited investors”. In connection with the Offering, we entered into a securities purchase agreement with each Investor pursuant to which we offered and sold to the Investors a total of 931,000 shares of our common stock, par value $0.001, at a purchase price of $1.00 per share, for aggregate gross proceeds of approximately $931,000.

On November 7, 2022, Mast Hill Fund, LP converted $54,776 of accrued interest on the convertible note into 54,776 shares of our common stock.

On November 8, 2022, Red Road Holdings Corporation converted $15,000 of principal of the convertible note into 18,382 shares of our common stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition for the nine months ended September 30, 2022 and for 2021 should be read in conjunction with our consolidated financial statements, and the notes to those financial statements that are included elsewhere in this Quarterly Report.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions, or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements.” All statements other than statements of historical facts contained in this quarterly report may be forward-looking statements. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “continues,” “anticipates,” “expects,” “seeks,” “projects,” “intends,” “plans,” “may,” “will,” “would” or “should” or, in each case, their negative or other variations or comparable terminology. They appear in a number of places throughout this quarterly report, and include statements regarding our intentions, beliefs, or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies, future acquisitions, and the industry in which we operate.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those described in the “Risk Factors” section of this quarterly report, which include, but are not limited to, the following:

●	we will need additional capital to fund our operations;

●	there is substantial doubt about our ability to continue as a going concern;

●	we will face intense competition in our market, and we may lack sufficient financial and other resources to maintain and improve our competitive position;

●	we are dependent on the continued services and performance of our founder and Chief Executive Officer, Jason Remillard;

●	our common stock is currently quoted on the OTC Pink and is thinly traded, reducing your ability to liquidate your investment in us;

●	we have had a history of losses and may incur future losses, which may prevent us from attaining profitability;

●	the market price of our common stock may be volatile and may fluctuate in a way that is disproportionate to our operating performance;

●	we have shares of preferred stock that have special rights that could limit our ability to undertake corporate transactions, inhibit potential changes of control, and reduce the proceeds available to our common stockholders in the event of a change in control;

●	we have never paid and do not intend to pay cash dividends;

●	our Chief Executive Officer has the ability to control all matters submitted to stockholders for approval, which limits our stockholders’ ability to influence corporate affairs; and

●	the other factors described in “Risk Factors.”

Those factors should not be construed as exhaustive and should be read with the other cautionary statements in this quarterly report.

Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and industry developments may differ materially from statements made in or suggested by the forward-looking statements contained in this quarterly report. The matters summarized under “Overview”, “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere in this quarterly report could cause our actual results to differ significantly from those contained in our forward-looking statements. In addition, even if our results of operations, financial condition and liquidity, and industry developments are consistent with the forward-looking statements contained in this quarterly report, those results or developments may not be indicative of results or developments in subsequent periods.

In light of these risks and uncertainties, we caution you not to place undue reliance on these forward-looking statements. Any forward-looking statement that we make in this quarterly report speaks only as of the date of such statement, and we undertake no obligation to update any forward-looking statement or to publicly announce the results of any revision to any of those statements to reflect future events or developments, except as required by applicable law. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless specifically expressed as such, and should only be viewed as historical data.

Overview

We provide data security and privacy management solutions across the enterprise and in the cloud. With over 10,000 customers, we provide the visibility and control needed to protect data at scale, regardless of format, location, or consumer, and to facilitate compliance with fast-changing global data privacy requirements. Our customers include established leaders and up-and-coming businesses spanning the private and public/government sectors across diverse industries and fields, including financial services, healthcare, manufacturing, retail, technology, and telecommunications.

The mounting ransomware landscape as well as other threats to data have accelerated the rate at which businesses are adopting data security solutions and we believe that our portfolio of data security and privacy products provides an encompassing solution set such that we are well positioned to capitalize on that increased adoption rate and establish our products as new data privacy and security standards. Our offerings are anchored in reliable and comprehensive privacy management and equip organizations with a seamless approach to safeguard data, protect against attacks, and otherwise mitigate the most critical risks.

Sector-specific US laws, state-level legislation, and outside-the-United States (OUS) regulations are confounding enterprises of all sizes for whom safeguarding and stewarding data is key, but for whom becoming specialists in privacy and security is not an element of their strategic roadmap. For many of these enterprises, we can bridge the gap between their need to protect data and their need to use their resources to grow their core business by offering turnkey solutions and related counseling and technical support to offset risks from data breaches and security incidents of various types. We provide products and services for the marketplace that are designed to protect data that is stored in the cloud, on-premises, and in hybrid cloud/on-premises environments, and data that is transmitted throughout the enterprise, including but not limited to by remote employees. Our suite of security products focuses on protecting sensitive files and email, confidential customer, patient and employee data, financial records, strategic and product plans, intellectual property and other proprietary information, allowing our customers to create, share, and protect their sensitive data wherever it is stored and however it is used.

We deliver solutions and capabilities that businesses can use in conjunction with their use of established cloud vendors such as Microsoft® Azure, Google® Cloud Platform (GCP), and Amazon® Web Services (AWS), as well as with on-premises databases and database applications and with virtualization platforms, such as those hosted or configured using VMWare®, Citrix®, and Oracle® products.

We sell or plan to sell substantially all of our products and services through a sales model that combines the leverage of a channel sales model or direct account management, thereby providing us with opportunities to grow our current customer base and deliver our value proposition for data privacy and security. We endeavor to use subscription models to license products and services, commonly for a paid in-advance, multiyear term that is auto-renewing. We also make use of channel partners, distributors, and resellers which sell to end-users of the products and services. This approach allows us to maintain close relationships with our customers and benefit from the global reach of our partners. Additionally, we are enhancing our product offerings and go-to-market strategy by establishing technology alliances within the IT infrastructure and security vendor ecosystem. Our sales and marketing focus for new organic growth is on organizations with 500 or more users who are adopting cloud services and can make larger purchases with us over time and have a greater potential lifetime value.

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

As cloud adoption continues to accelerate, data privacy requirements get more complex, and data security becomes more challenging, we believe we are well positioned to capture more market share, continue to lead in strategic data security technology development, and prepare organizations for the next epoch in IT data privacy services.

Our Products

Each of our major product lines provides features and functionality which we believe enable our customers to optimally secure their data. The products are modular, giving our customers the flexibility to select what they require for their business needs and the flexibility to expand their usage simply by adding a license. We currently offer the following products and services:

●	Data443® Ransomware Recovery Manager (also known as SmartShield™), a unique offering designed to recover a workstation immediately upon infection to the last known business-operable state, without requiring any end user or IT administrator intervention.

●	Data443® Data Identification Manager (also known as ClassiDocs® and FileFacets®), our data classification and governance technology, which supports CCPA (California), LGPD (Brazil) and GDPR (Europe) compliance in a Software-as-a-Service (SaaS) platform that performs sophisticated data discovery and content searching of structured and unstructured data within corporate networks, servers, content management systems, email, desktops, and laptops.

●	Data443® Data Archive Manager (also known as ArcMail®), a simple, secure, and cost-effective enterprise data retention management and archiving.

●	Data443® Sensitive Content Manager (also known as ARALOC®), a secure, cloud-based platform for managing, protecting and distributing digital content to desktop and mobile devices, which protects an organization’s confidential content and intellectual property assets from accidental leakage or intentional misappropriation - without impeding all other authorized users of the content and other stakeholder from collaborating.

●	Data443® Data Placement Manager (also known as DATAEXPRESS®), a data transport, transformation, and delivery product trusted by leading financial organizations worldwide.

●	Data443® Access Control Manager (also known as “Resilient Access”), enables fine-grained access controls across a wide variety of platforms at scale for internal client systems and commercial public cloud platforms like Salesforce®, Box.Net, Google® G Suite, Microsoft® OneDrive, and others.

●	Data443® Blockchain Protection Manager (also known as ClassiDocs® for Blockchain), provides an active implementation for the Ripple XRP that protects blockchain transactions from inadvertent disclosure and data leaks.

●	Data443® Global Privacy Manager, the privacy compliance and consumer loss mitigation platform which is integrated with Data443® Data Identification Manager to do the delivery portions of GDPR and CCPA as well as process privacy-related requests under such laws, and therefore enables customers to manage the full range of privacy-law driven requirements, such as responding to permitted consumer demands for access or removal, as well as to remediate issues and monitor and report on status and compliance.

●	Data443® IntellyWP, products for enhancing the user experience for the world’s largest content management platform, WordPress.

●	Data443® Chat History Scanner, which scans chat messages for compliance, security, personally identifiable information (PII), personal information (PI), payment card industry (PCI) information as well as any custom keywords selected by the customer, and which can be used with third party platforms such as the Zoom Video Communications, Inc. video conferencing platform.

●	Data443® - GDPR Framework, CCPA Framework, and LGPD Framework WordPress® Plugins, which help organizations of all sizes comply with Europe, California and Brazil privacy rules and regulations and are currently used by over 30,000 active site owners. We offer the plugins with a “freemium” business model, i.e., basic features at no cost and additional or more advanced features at a premium.

Outlook

Our objective is to further integrate our suite of data security, ransomware protection, and privacy products and offer the products alone or in combination to enterprise customers directly and via our partner channels. We aim to position our products to meet the challenges our customers face - data privacy concerns grow in lockstep with security breaches, the need to continually expand data storage, and to meet telework, telehealth, and remote learning requirements.

We have relied on and expect to continue to benefit from strategic acquisitions of products, talent, and an established customer base to contribute to our long-term growth objectives.

Key elements of our growth strategy may be summarized as follows:

Acquisitions. We intend to aggressively pursue acquisitions of other cybersecurity software and service providers focused on the data security sector. We target companies with a developed and/or steady client base, as well as companies with offerings that complement our existing suite of products.

Research & Development; Innovation. We intend to increase our spending on research and development to create new and innovative products and to improve existing products, proactively identifying and solving the data security needs of our clients.

Grow Our Customer Base. We believe the continued challenges businesses face in managing their enterprise data and the ever-evolving landscape of cybersecurity threats will keep the demand high for the type of products and services we offer. We intend to capitalize on this demand by continually developing and curating a collection of products and services that are attractive and relevant to both our established revenue base and to new customers.

Expand Our Sales Capacity. We believe that continuing to expand our sales force will be essential to achieving our expansion and growth. We intend to expand our sales capacity by adding sales and marketing employees, with heavy focus on customer success and leveraging our existing customer relationships.

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

Results of Operations for the Three and Nine Months Ended September 30, 2022 Compared to the Three and Nine Months Ended September 30, 2021

Our operations for the three months ended September 30, 2022 and 2021 are outlined below:

	Three Months Ended
	September 30,
	2022	2021	Change	%
Revenue	$916,172	$1,495,059	$(578,887)	(39)%
Cost of revenue	82,377	144,280	(61,903)	(43)%
Gross Profit	833,795	1,350,779	(516,984)	(38)%
Gross Profit Percentage	90%	90%

Operating expense	1,620,458	1,154,794	465,664	40%
Other income (expense)	(796,057)	(1,170,109)	(374,052)	(32)%
Net loss	$(1,582,720)	$(974,124)	$(608,596)	63%

Revenue

The decrease in revenue in part is due to our ongoing shift for some products from one-time sales perpetual licenses with annual maintenance contracts (also referred to as perpetual license “renewals”) to time-based subscriptions with multiyear upfront payments; this shift resulted in fewer customers paying for subscriptions or renewals in the quarter. We also believe customers and prospective customers were reluctant to consider deals regarding new business opportunities due to concerns based on uncertainty in the economy and other global events. However, we continue to see organic growth in increased consumption of our services that contain storage or volume components, matching our expectations and as is reflected in our continuing Annual Recurring Revenue (“ARR’) growth.

Cost of Revenue

Cost of revenue consists of direct expenses, such as labor, shipping, and supplies.

Operating Expenses

For the three months ended September 30, 2022 and 2021 our operating expenses were as follows:

	Three Months Ended
	September 30,
	2022	2021	Change	%

General and administrative	$1,579,529	$1,065,619	$513,910	48%
Sales and marketing	40,929	89,175	(48,246)	(54)%
Total operating expenses	$1,620,458	$1,154,794	$465,664	40%

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

Sales and Marketing Expenses

The sales and marketing expenses primarily consisted of continuing to shift our sales operation toward an inbound model, continued high focus on renewals and customer success operations and previously reported expenses, primarily management costs, reclassified to general and administrative expenses. The decrease in sales and marketing expense was primarily due to a decrease in trade show events, related travel and marketing expenses.

Other income (expense)

Other expenses for the three months ended September 30, 2022 consisted primarily of interest expense. Other expenses for the September 30, 2021 consisted of interest expense and loss on change in fair value of derivative. The increase in other expenses was primarily due to an increase in interest expense.

Net Loss

The net loss for the three months ended September 30, 2022 was mainly derived from an operating loss of $786,663, and interest expense of $796,057. The net loss for the three months ended September 30, 2021 was mainly derived from an operating income of $195,985, interest expense of $1,101,910 and loss on change in fair value of derivative liability of $68,199.

Our operations for the nine months ended September 30, 2022 and 2021 are outlined below:

	Nine Months Ended
	September 30,
	2022	2021	Change	%
Revenue	$2,279,677	$3,095,279	$(815,602)	(26)%
Cost of revenue	360,649	408,104	(47,455)	(11)%
Gross Profit	1,919,028	2,687,175	(768,147)	(29)%
Gross Profit Percentage	84%	87%

Operating expense	4,890,270	4,044,399	845,871	21%
Other income (expense)	(2,891,009)	(3,338,552)	447,543	(13)%
Net loss	$(5,862,251)	$(4,695,776)	$(1,166,475)	25%

Revenue

The decrease in revenue for the nine months ended September 30, 2022 was primarily due to increased pull through of deals in Q4 of 2021 – both by the Company and our customers who took advantage of prepaid multi-year discounts and also took advantage of multi-year commitments to our SaaS products and other software product offerings. As discussed elsewhere herein, this impacted Q1 2022 revenue attainments. Significant disruption and distraction in customer operations primarily due to increased pandemic activity in January 2022 and the Russian invasion of Ukraine in February 2022 also contributed to customers deferring decisions to renew existing relationships or to sign up for new product offerings. A return to pre-first quarter activity levels has resumed midway through the first quarter of 2022 which is demonstrated in the third quarter of 2022 results.

Cost of Revenue

Cost of revenue consists of direct expenses, such as labor, shipping, and supplies.

Operating Expenses

For the nine months ended September 30, 2022 and 2021 our operating expenses were as follows:

	Nine Months Ended
	September 30,
	2022	2021	Change	%

General and administrative	$4,669,311	$3,810,580	$858,731	22%
Sales and marketing	220,959	233,819	(12,860)	(5)%
Total operating expenses	$4,890,270	$4,044,399	$845,871	21%

General and Administrative Expenses

The general and administrative expenses primarily consisted of management costs, costs to integrate assets we acquired and to expand sales, product enhancements, audit and review fees, filing fees, professional fees, and other expenses related to SEC reporting, including the re-classification of sales-related management expenses, in connection with the projected growth of our business. Additionally, we continue to incur specific one-time costs in relation to our planned uplist to the Nasdaq Capital Markets, additional financing activities and related functions. The increase in general and administrative expense was primarily due to increases in professional services fees related to uplist activities, increased overhead costs associated with our continued public OTC Pink Market listing, and acquisition-related costs.

Sales and Marketing Expenses

The sales and marketing expenses primarily consisted of continuing to shift our sales operation toward an inbound model, continued high focus on renewals and customer success operations and previously reported expenses, primarily management costs, reclassified to general and administrative expenses. The decrease in sales and marketing expense was primarily due to effort to control costs.

Other income (expense)

Other expenses for the nine months ended September 30, 2022 consisted of interest expense and loss on change in fair value of derivative. Other expenses for the nine months ended September 30, 2021 consisted of interest expense, loss on change in fair value of derivative, and loss on settlement on debt. The decrease in other expenses was primarily due to change in fair value of derivative liabilities and loss on settlement of debt.

Net Loss

The net loss for the nine months ended September 30, 2022 was mainly derived from an operating loss of $2,971,242, and interest expense of $2,833,126. The net loss for the nine months ended September 30, 2021 was mainly derived from a loss on change in fair value of derivative liability of $431,853 and $2,678,198, respectively, associated with convertible notes payable and convertible preferred stock and gross margins of $1,919,028 and $2,687,175, respectively, offset in part by general and administrative, and sales and marketing expenses incurred.

Accumulated Losses

We had a net operating loss carryfowards of approximately $6 million from prior operations in 2017, before our current President and Chief Executive Officer acquired a controlling interest in the company. Subsequent to this and through September 30, 2022, we have relied on convertible notes and other debt instruments that may contain unfavorable discounts, origination fees, and have embedded conversion features that are subject to derivative treatment for accounting purposes. Due primarily to this treatment of convertible notes, debt and related derivative accounting, since 2017, we have accumulated deficits of approximately $14.1 million due to derivative valuations and $10.4 million expensed for interest and amortization of debt discounts for financing and other origination fees.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of September 30, 2022 and December 31, 2021, respectively.

Working Capital

The following table provides selected financial data about our company as of September 30, 2022 and December 31, 2021, respectively.

	September 30,	December 31,
	2022	2021	Change	%
Current assets	$3,005,064	$1,297,304	$1,707,760	132%
Current liabilities	$7,282,453	$4,502,937	$2,779,516	62%
Working capital deficiency	$(4,277,389)	$(3,205,633)	$(1,071,756)	(33)%

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of September 30, 2022, we had cash balance of $228,985 and our principal sources of liquidity were trade accounts receivable of $4,261 and prepaid, advance payment for acquisition of $2,726,188 and other current assets of $45,630, as compared to cash of $1,204,933, trade accounts receivable of $21,569 and prepaid and other current assets of $70,802 as of December 31, 2021.

During the last two years, and through the date of this Report, we have faced an increasingly challenging liquidity situation that has limited our ability to execute our operating plan. We will need to obtain capital to continue operations. There is no assurance that we will be able to secure such funding on acceptable terms. During the nine months ended September 30, 2022, we reported a loss from operations of $2,971,242.

As of September 30, 2022, we had assets of cash in the amount of $228,985 and other current assets in the amount of $2,776,079. As of September 30, 2022, we had current liabilities of $7,282,453. Our accumulated deficit as of September 30, 2022 was $47,560,912.

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

Cash Flow

	Nine Months Ended
	September 30,
	2022	2021	Change
Cash provided by (used in) operating activities	$(284,919)	$57,824	$(342,743)
Cash used in investing activities	$(548,839)	$(138,331)	$(410,508)
Cash provided by financing activities	$(142,190)	$1,399,303	$(1,541,493)
Cash on hand	$228,895	$1,377,579	$(1,148,408)

Operating Activities

During the nine months ended September 30, 2022, we used $284,919 by operating activities, compared to $57,824 provided by during the nine months ended September 30, 2021.

Investing Activities

During the nine months ended September 30, 2022, we used funds in investing activities of $548,839 to acquire property and equipment and advance payment for acquisition. During the nine months ended September 30, 2021, we used funds in investing activities of $138,331 to acquire property and equipment.

Financing Activities

During the nine months ended September 30, 2022, we raised $75,000 through the issuance of Series B Preferred Stock; $1,257,800 from issuance of convertible debt; proceeds from related party of $224,778, $829,000 from issuance of common stock; and $2,516,912 from issuance of notes payable; offset in part through redemption of Series B Preferred Stock of $487,730; repayment of convertible note payable of $895,783; repayment of $3,430,411 on notes payable; repayment to related party of $174,431 and, $57,325 of finance lease payments. For September 30, 2022 we had net cash outflows for financing activities of $142,190. By comparison, during the nine months ended September 30, 2021, we raised net proceeds of $390,000 through the issuance of our Series B Convertible Stock in the gross amount of $417,750. We also raised net proceeds of $847,000 through the issuance of our common stock. We raised proceeds of $365,873 through loans from related parties and repaid $537,874 to related parties. We raised net proceeds of $642,000 through the issuance of our convertible note and net proceeds of $3,712,775 through the issuance of our notes payable, and repaid $3,953,371 on notes payable.

We are dependent upon the receipt of capital investment or other financing to fund our ongoing operations and to execute our business plan. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our plan of operations.

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements.

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

Based on our evaluation under the criteria set forth in 2013 Internal Control — Integrated Framework, our management concluded that, as of September 30, 2022 our internal control over financial reporting was not effective because of the identification of material weaknesses described as follows:

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

Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

Our management is committed to improving its internal controls when we have adequate resources to do so, we appointed a full-time Chief Financial Officer in September but do not currently have independent directors or an audit committee. Until there are independent directors and an audit committee, we will mitigate the lack of segregation of duties by (i) continuing to use third party specialists to assist us with accounting and finance; and (ii) commissioning frequent reconciliations of significant accounts using independent auditors.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, including those described in “Risk Factors” in this Prospectus, any of which could materially and adversely impact our business and operations, adversely impact our growth prospects, cause us to incur additional costs or liabilities and/or cause the price of our common stock to decline. You should carefully consider these risks and uncertainties when investing in our common stock. Some of the principal risks and uncertainties include the following:

●	We will require additional funds in the future to achieve our current business strategy;

●	Technology is constantly changing and evolving and the continued viability of our products and services requires that we keep up with an ever-changing technological landscape;

●	We face intense competition in our market, especially from larger, well-established companies;

●	We are dependent on the continued services and performance of our founder and Chief Executive Officer;

●	We may be unable to attract new customers and/or expand sales to existing customers;

●	We may be unable to maintain successful relationships with our channel partners;

●	We may be subject to breaches in our security, cyberattacks or other cyber risks;

●	We may be unable to protect our proprietary technology and intellectual property rights;

●	We may be subject to real or perceived errors, failures, or bugs in our technology;

●	We are subject to federal, state and industry privacy and data security regulations;

●	Our business is susceptible to risks associated with international operations;

●	Our business is subject to the risks of pandemic, fire, power outages, floods, earthquakes, and other catastrophic events, and to interruption by manmade problems such as terrorism and war;

●	Our operations may continue to increase in complexity as we grow, which will add additional challenges to the management of our business in the future;

●	We may be unable to secure necessary financing on acceptable terms and in a timely manner;

●	There is no assurance that future financing from Mr. Remillard will be available or, if available, that it will be on terms that are satisfactory to us;

●	We may not be able to identify suitable acquisition candidates or consummate acquisitions on acceptable terms, or we may be unable to successfully integrate acquisitions;

●	The JOBS Act allows us to postpone the date by which we must comply with certain laws and regulations intended to protect investors and to reduce the amount of information we provide in reports filed with the SEC;

●	Failure to implement proper and effective internal controls or to remediate weakness in internal accounting controls could result in material misstatements in our financial statements.

●	We have secured debt, which could have adverse consequences to you;

●	We may not be able to attract the attention of research analysts at major brokerage firms;

●	In the event of a bankruptcy, liquidation or winding up of our assets, our common stock will rank junior to all of our liabilities to third party creditors, and to any class or series of our capital stock created after this offering that, by its terms, ranks senior to our common stock;

●	Future issuances of debt securities and preferred stock may adversely affect the return of your investment;

●	Our common stock is subject to the SEC’s penny stock rules;

●	Our common stock has historically experienced low trading volume on the OTC Pink, and therefore the price may not accurately reflect our value and there can be no assurance that an active market for our common stock will develop, either now or in the future;

●	We have had a history of losses and may incur future losses, which may prevent us from attaining profitability;

●	There is substantial doubt about our ability to continue as a going concern;

●	We currently have outstanding shares of preferred stock that have special rights that could limit our ability to undertake corporate transactions, inhibit potential changes of control and reduce the proceeds available to our common stockholders in the event of a change in control;

●	Our Chief Executive Officer has the ability to control all matters submitted to stockholders for approval;

●	We will continue to incur substantial costs as a result of operating as a public reporting company, and our management will be required to devote substantial time to compliance initiatives;

●	We may issue additional shares of our common stock, which may dilute current stockholders;

●	Our management will have broad discretion in the use of the net proceeds from this offering;

●	Adverse or uncertain macroeconomic or geopolitical conditions or reduced IT spending may adversely impact our business, revenues, and profitability; and

Prolonged economic uncertainties or downturns could materially adversely affect our business.

Risks Related to Our Business and Industry

We will require additional funds in the future to achieve our current business strategy and an inability to obtain funding could cause our business to fail.

We will need to raise additional funds through public or private debt or equity financings in order to fund our future operations and fulfill our future contractual obligations. These financings may not be available when needed. Even if these financings are available, they may be on terms that we deem unacceptable or that are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. Our inability to obtain financing could have an adverse effect on our ability to implement our business plan and develop our products, and as a result, could diminish our sales or require us to suspend our operations and possibly cease our existence.

Even if we are successful in raising capital in the future, we will likely need to raise additional capital to continue and/or expand our operations. If we do not raise the additional capital, the value of any investment in us may become worthless.

If we do raise additional capital but from other than conventional sources, we may need to scale back or otherwise adjust our growth strategy which may prevent us from fully implementing our business plan.

Technology is constantly changing and evolving and the continued viability of our products and services requires that we keep up with an ever-changing technological landscape.

Our industry is categorized by rapid technological progression, ever-increasing innovation, changes in customer requirements, and frequent new product introductions, and we may be subject to legal and regulatory compliance mandates as the relevant law develops in the fields in which are products are used. As a result, we must continually change and improve our products in response to such changes, and our products must also successfully interface with products from other vendors, which are also subject to constant change. While we believe we have the competency to aid our customers in all aspects of data privacy and security, we will need to constantly improve our current assets and offerings to keep up with technological advances that are expected to occur.

We cannot guarantee that we will be able to anticipate future market needs and opportunities or be able to develop new products and services or expand the functionality of our current products and services in a timely manner or at all. Even if we are able to anticipate, develop, and introduce new products and expand the functionality of our current products, there can be no assurance that enhancements or new products will achieve widespread market acceptance: If they do not, our business may be adversely affected and we may have to cease operations altogether.

We face intense competition in our market, especially from larger, well-established companies, and we may lack sufficient financial and other resources to maintain and improve our competitive position.

The market for data privacy and security and other data governance solutions is intensely competitive and is characterized by constant change and innovation. We face competition from both traditional, larger software vendors offering enterprise-wide software frameworks and services and smaller companies offering point solutions for specific identification and data governance issues. We also compete with IT equipment vendors and systems management solution providers whose products and services address data identification and classification and data governance requirements. Our principal competitors vary depending on the product. Many of our existing competitors have achieved, and some of our potential competitors could achieve, substantial competitive advantages due to:

●	greater name recognition and longer operating histories;
●	more comprehensive and varied products and services;
●	broader market focus;
●	greater resources to develop technologies or make acquisitions;
●	intellectual property portfolios that may limit our ability to market or sell products and services in the United States or markets outside the United States;
●	broader distribution capabilities and established relationships with distribution partners and customers;
●	greater customer support resources; and
●	substantially greater financial, technical, and other resources.

Our competitors may be able to compete and respond more effectively than we can to new or changing opportunities, technologies, standards, or customer requirements. Our competitors may also seek to extend or supplement their existing products and services to provide data security and data governance solutions that more closely compete with our products and services offerings. Potential customers may also prefer to purchase, or incrementally add solutions, from their existing suppliers rather than to onboard with us as a new or additional supplier regardless of whether our products offer better performance or more features.

In addition, with the recent increase in large merger and acquisition transactions in the technology industry, particularly transactions involving cloud-based technologies, there is a greater likelihood that we will compete with other large technology companies in the future.

Some of our competitors have made acquisitions or entered into strategic relationships to offer more comprehensive product offerings in combination than they were previously able to offer alone. Companies resulting from these possible consolidations and partnerships may be able to offer more attractive pricing, making them more compelling to customers and more difficult for us to compete with effectively. In addition, continued industry consolidation may adversely impact customer perceptions of the viability of small- and medium-sized technology companies and consequently their willingness to purchase from those companies. Conditions in our market could change rapidly and significantly as a result of technological advancements, partnering among our competitors, or continuing market consolidation. These competitive pressures in our market or our potential inability to compete effectively may result in price reductions, fewer orders, reduced revenue and gross margins, increased net losses, and loss of market share. Any failure to meet and address these factors could adversely affect our business, financial condition, and operating results.

We are dependent on the continued services and performance of our founder and Chief Executive Officer, Jason Remillard, the loss of whom could adversely affect our business.

Our future performance depends in large part on the continued services and continuing contributions of our founder, Chief Executive Officer and president, Jason Remillard, to successfully manage the Company, to execute on our business plan, and to identify and pursue new opportunities and deliver product innovations. The loss of Mr. Remillard’s services could significantly delay or prevent us from achieving our development and strategic objectives and adversely affect our business.

If we are unable to attract new customers and/or expand sales to existing customers, both domestically and internationally, our growth could be slower than we expect, and our business may be harmed.

Our future growth depends in part upon increasing our customer base. Our ability to achieve significant growth in revenues in the future will depend upon the effectiveness of our sales and marketing efforts, both domestically and internationally, and our ability to attract new customers. If we fail to attract new customers, our revenues may grow more slowly than expected, and our business may be harmed.

Our future growth also depends upon expanding sales of our products and services to existing customers and their organizations. If our customers do not purchase additional licenses or our other offerings related to complementary products and services , our revenues may grow more slowly than expected, may not grow at all, or may decline. There can be no assurance that our efforts will result in increased sales to existing customers and additional revenues. If our efforts are not successful, our business may suffer.

If we are unable to maintain successful relationships with our channel partners, our business could be adversely affected.

We intend to rely to some extent on channel partners, such as distribution partners and resellers, to sell licenses for our products and to sell our technical support and maintenance services. Our ability to achieve revenue growth in the future may depend in part on our success in maintaining successful relationships with our channel partners. Agreements with channel partners tend to be non-exclusive, meaning our channel partners may offer customers the products of several different companies. If our channel partners do not effectively market and sell our products and services, choose to use greater efforts to market and sell their own products or those of others, or fail to meet the needs of our customers, our ability to grow our business may be adversely affected. Furthermore, agreements with channel partners generally allow them to terminate their agreements for any reason upon 30 days’ notice. If we are unable to maintain our relationships with these channel partners, our business, results of operations, financial condition, or cash flows could be adversely affected.

Breaches in our security, cyberattacks, or other cyber risks could expose us to significant liability and cause our business and reputation to suffer.

Our operations may involve transmitting and processing the confidential, proprietary, and sensitive information of our customers. We have legal and contractual obligations to protect the confidentiality of and to appropriately use customer data. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks as a result of third-party action, employee error, or misconduct. Security risks, including, but not limited to, unauthorized use or disclosure of customer data, theft of proprietary information, loss or corruption of customer data, and computer hacking attacks or other cyberattacks, could expose us to substantial litigation expenses and damages, indemnity and other contractual obligations, government fines and penalties, mitigation expenses and other liabilities. We have been subject to attempted cyberattacks in the past and expect to be subject to such attacks in the future. We continuously work to improve our information technology systems, and to create security boundaries around our critical and sensitive assets. We perform activities to mitigate the risk of attacks and to increase our capabilities to responsibly handle any security violation or attack. However, because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until successfully launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures and our products could be harmed, we could lose potential sales and existing customers, our ability to operate our business could be impaired, and we may incur significant liabilities.

Failure to protect our proprietary technology and intellectual property rights could substantially harm our business.

The success of our business depends on our ability to obtain, protect, and enforce our trade secrets, patents, and other intellectual property rights such as copyrights and trademarks. We attempt to protect our intellectual property under trade secret, patent, copyright, and trademark laws, and through a combination of confidentiality procedures, contractual provisions and other methods, all of which offer only limited protection. The process of obtaining patent protection is expensive and time consuming, and we may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions in which we do or plan to do business. Not seeking patent protection may limit our options to exclude competitors from using those innovations altogether or in those jurisdictions.

Our policy is to require our employees to execute written agreements in which they assign to us their rights in potential inventions and other intellectual property created within the scope of their employment. We also require any consultants we engage to provide services that may result in intellectual property that would benefit us to contractually agree to assign their rights to their inventions or creations to us, in connection with the engagement. However, we cannot assure you that we have adequately protected our rights in every such agreement or that we have executed an agreement with every such party. Finally, in order to benefit from intellectual property protection, we must monitor, detect, and pursue infringement claims in certain circumstances in relevant jurisdictions, all of which is costly and time-consuming. As a result, we may not be able to adequately protect our intellectual property rights.

The data security, cybersecurity, data retention, and data governance industries are characterized by the existence of a large number of relevant patents and frequent claims and related litigation regarding patent and other intellectual property rights. From time to time, third parties have asserted and may assert their patent, copyright, trademark and other intellectual property rights against us, our channel partners, or our customers. Successful claims of infringement or misappropriation by a third party could prevent us from distributing certain products or performing certain services or could require us to pay substantial damages (including, for example, treble damages if we are found to have willfully infringed patents and increased statutory damages if we are found to have willfully infringed copyrights), royalties or other fees. Such claims also could require us to cease making, licensing or using solutions that are alleged to infringe or misappropriate the intellectual property of others or to expend additional development resources to attempt to redesign our products or services or otherwise to develop non-infringing technology. Even if third parties may offer a license to their technology, the terms of any offered license may not be acceptable, and the failure to obtain a license or the costs associated with any license could cause our business, results of operations or financial condition to be materially and adversely affected. In some cases, we indemnify our channel partners and customers against claims that our products infringe the intellectual property of third parties. Defending against claims of infringement or being deemed to be infringing the intellectual property rights of others could impair our ability to innovate, develop, distribute, and sell our current and planned products and services. If we are unable to protect our intellectual property rights and ensure that we are not violating the intellectual property rights of others, we may find ourselves at a competitive disadvantage to others who need not incur the additional expense, time, and effort required to create the innovative products that have enabled us to be successful to date.

Real or perceived errors, failures, or bugs in our technology could adversely affect our growth prospects.

Because we develop, use, and provide complex technology, undetected errors, failures, or bugs may occur. Our technology is often installed and used in a variety of computing environments with different operating system management software, equipment, and networking configurations, which may cause errors or failures of our technology or other aspects of the computing environment into which it is deployed. In addition, deployment of our technology into computing environments may expose undetected errors, compatibility issues, failures, or bugs in our technology. Despite testing by us, errors, failures, or bugs may not be found until our technology is released to our customers. Moreover, our customers could incorrectly implement or inadvertently misuse our technology, which could result in customer dissatisfaction and adversely impact the perceived utility of our products. Any of these real or perceived errors, compatibility issues, failures, or bugs could result in negative publicity, reputational harm, loss of or delay in market acceptance, loss of competitive position, or claims by customers for losses sustained by them. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend additional resources in order to help correct the problem.

We are subject to federal, state and industry privacy and data security regulations, which could result in additional costs and liabilities to us or inhibit sales of our software.

The regulatory framework for privacy issues worldwide is rapidly evolving and is likely to remain fluid and unpredictable for the foreseeable future. Many federal, state, and foreign government bodies and agencies have adopted or are considering adopting privacy and data security laws and regulations. In addition, privacy advocates and industry groups may propose new and different self-regulatory standards. We also may determine that certain requirements or standards are best practices for us to implement. Because the interpretation and application of privacy and data protection laws can be uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data security practices. If so, in addition to the possibility of fines, lawsuits and other claims, we could be required to fundamentally change our business activities and practices or modify our technology, which could have an adverse effect on our business. Any inability to adequately address privacy concerns, even if unfounded, or comply with applicable privacy or data protection laws, regulations and policies, could result in additional cost and liability to us, damage our reputation, inhibit sales and adversely affect our business.

Because our long-term success depends, in part, on our ability to expand the sales and marketing of our technology and solutions to customers located outside of the United States, our business is susceptible to risks associated with international operations.

We intend to expand our international sales and marketing operations. Conducting international operations subjects us to risks that we may not face in the United States or may prove more challenging to address. These risks include:

●	pandemics, political instability, war, armed conflict, or terrorist activities;
●	challenges developing, marketing, selling, and implementing our technology and solutions caused by language, cultural and ethical differences, and the competitive environment;
●	heightened risks of unethical, unfair, or corrupt business practices, actual or claimed, in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and necessitate restatements of or result in irregularities in financial statements;
●	competition from bigger and stronger companies in the new markets;
●	laws imposing heightened restrictions on data use and increased penalties for failure to comply with applicable laws, particularly in countries within the European Union (EU);
●	currency fluctuations;
●	management communication and integration problems resulting from cultural differences and geographic dispersion;
●	potentially adverse tax consequences, including multiple and possibly overlapping tax structures, the complexities of foreign value-added tax (VAT) systems, restrictions on the repatriation of earnings and changes in tax rates; and
●	lack of familiarity with local laws, customs and practices, and laws and business practices favoring local competitors or commercial parties.

The occurrence of any one of these risks could harm our international business and, consequently, our operating results. Additionally, operating in international markets requires significant management attention and financial resources. We cannot be certain that the investment and additional resources required to operate in other countries will produce desired levels of revenue or net income.

Changes in financial accounting standards may cause adverse and unexpected revenue fluctuations and impact our results of operations.

A change in accounting standards or practices could harm our operating results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may harm our operating results or the way we conduct our business. Additionally, the adoption of new or revised accounting principles may require that we make significant changes to our systems process and controls, which could be time consuming and costly.

Our business is subject to the risks of pandemic, fire, power outages, floods, earthquakes, and other catastrophic events, and to interruption by manmade problems such as terrorism and war.

A pandemic, significant natural disaster, such as a fire, flood or an earthquake, or a significant power outage could have a material adverse impact on our business, results of operations and financial condition. In the event our customers’ information technology systems or our channel partners’ selling or distribution abilities are hindered by any of these events, we may miss financial targets, such as revenues and sales targets, for a particular quarter. Furthermore, if a natural disaster occurs in a region from which we derive a significant portion of our revenue, customers in that region may delay or forego purchases of our products, which may materially and adversely impact our results of operations for a particular period. In addition, acts of terrorism or war could cause disruptions in our business or the business of channel partners, customers, or the economy as a whole. All of the aforementioned risks may be exacerbated if the disaster recovery plans for us and our channel partners prove to be inadequate. To the extent that any of the above results in delays or cancellations of customer orders, or delays in producing, deploying or shipping our products or delivering our services, our business, financial condition and results of operations would be adversely affected.

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

We require additional financing to sustain our operations and execute our business plan. If we fail to secure the required additional financing on acceptable terms and in a timely manner, our ability to implement our business plan will be compromised and we may be unable to sustain our operations.

We have limited capital resources and operations. To date, our operations have been funded largely from the proceeds of debt and equity financings. We will require substantial additional capital in the near future to operate our business. We may be unable to obtain additional financing on terms acceptable to us, or at all. Even if we obtain financing for our near-term operations, we expect that we will require additional capital thereafter. Our capital needs will depend on numerous factors including but not limited to (i) the scale of our marketing and sales activities , (ii) other expenditures of resources to maintain or increase revenue and (iii) the amount of our capital expenditures, including acquisitions. We cannot assure you that we will be able to obtain capital in the future to meet our needs. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership held by our existing shareholders will be reduced and our shareholders may experience significant dilution. In addition, new securities may contain rights, preferences, or privileges that are senior to those of our common stock. If we raise additional capital by incurring debt, this will result in increased interest expense. If we raise additional funds through the issuance of securities, market fluctuations in the price of our shares of common stock could limit our ability to obtain equity financing. We cannot give any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us. If we are unable to raise capital when needed, our business, financial condition, and results of operations would be materially adversely affected, and we could be forced to reduce or discontinue our operations.

We have relied on funding from Jason Remillard for working capital to fund operations in the past, and there is no assurance that future financing from Mr. Remillard will be available or, if available, that it will be on terms that are satisfactory to us.

For the past several years, we have depended on our Chief Executive Officer, Jason Remillard, for working capital to fund our operations and to execute our business plan. In addition, we have in the past been and in the future be dependent upon Mr. Remillard to provide continued funding and capital resources. However, no assurance can be given that future financing from Mr. Remillard will be available or, if available, that it will be on terms that are satisfactory to us. In the absence of financing from other sources, the inability to obtain additional financing from Mr. Remillard could result in the scaling back or discontinuance of our operations or our inability to successfully implement our plan of operations.

We have made and expect to continue to make acquisitions as a primary component of our growth strategy. We may not be able to identify suitable acquisition candidates or consummate acquisitions on acceptable terms, or we may be unable to successfully integrate acquisitions, which could disrupt our operations and adversely impact our business and operating results.

A primary component of our growth strategy is to acquire complementary businesses. We intend to continue to pursue acquisitions of complementary technologies, products, and businesses as a primary component of our growth strategy to enhance the features and functionality of our offerings, to expand our customer base and access to new markets, and to increase benefits of scale. Acquisitions involve certain known and unknown risks that could cause our actual growth or operating results to differ from our expectations. For example:

●	we may not be able to identify suitable acquisition candidates or to consummate acquisitions on acceptable terms;

●	we may pursue international acquisitions, which inherently pose more risks than domestic acquisitions;

●	we compete with others to acquire complementary products, technologies, and businesses, which may result in decreased availability of, or increased price for, suitable acquisition candidates;

●	we may not be able to obtain the necessary financing on favorable terms or at all, to finance our potential acquisitions;

●	we may ultimately fail to consummate an acquisition even if we announce that we plan to acquire a technology, product, or business; and

●	acquired technologies, products, or businesses may not perform as we expect and we may fail to realize anticipated revenue and profits.

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

In addition, even if the operations of an acquisition are integrated successfully, we may not realize the full benefits of the acquisition, including the synergies, cost savings, or growth opportunities that we expect. The benefits we do realize may not be achieved within the anticipated time frame.

The JOBS Act allows us to postpone the date by which we must comply with certain laws and regulations intended to protect investors and to reduce the amount of information we provide in reports filed with the SEC.

The JOBS Act is intended to reduce the regulatory burden on “emerging growth companies.” We meet the definition of an emerging growth company and so long as we qualify as an emerging growth company, we are, among other things:

●	not required to comply with the auditor attestation requirements of the Sarbanes-Oxley Act, which include having an independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting;

●	subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exempt from the requirement to hold a nonbinding advisory vote on executive compensation and stockholder approval of any “golden parachute” payments not previously approved;

●	permitted to present only two years of audited financial statements and only two years of management’s discussion and analysis of financial condition and results of operations disclosure in this Prospectus; and

●	not required to comply with any rules that may be adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor’s report on our financial statements.

We may choose to take advantage of some or all of these reduced burdens while we qualify as an emerging growth company. We have taken advantage of all of these reduced burdens in this Prospectus, and currently intend to do so in future filings. As a result, the information we provide stockholders may be different than information you might receive from other public companies in which you hold equity. In addition, the JOBS Act provides that an emerging growth company can delay adopting new or revised accounting standards until those standards apply to private companies. We have elected to avail ourselves of this exemption. We will remain an emerging growth company until the earliest to occur of the last day of the fiscal year in which we have more than $1.07 billion in annual revenue; the last day of the fiscal year in which we qualify as a “large accelerated filer”, the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities; and the last day of the fiscal year in which the fifth anniversary of this offering occurs.

We are also currently a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates plus the proposed aggregate amount of gross proceeds to us as a result of this offering is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company. We may continue to be a smaller reporting company after this offering if either (i) the market value of our stock held by non-affiliates is less than $250 million as of the last business day of the second fiscal quarter or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million as of the last business day of the second fiscal quarter. In the event that we are still considered a smaller reporting company, at the time we cease being an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that area available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Decreased disclosures in our SEC filings due to our status as an emerging growth company or smaller reporting company may make it harder for investors to analyze our results of operations and financial prospects.

Failure to remediate weakness in internal accounting controls could result in material misstatements in our financial statements and may result in a lack of certain protections typically afforded to investors.

As a reporting company we are required, pursuant to the Sarbanes-Oxley Act, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting. Our assessment must include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, and when we cease to be an emerging growth company, we will need to provide a statement that our independent registered public accounting firm has issued an opinion on the effectiveness of our internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. Our management has identified a material weakness in our internal control over financial reporting related to lack of segregation of duties resulting from our limited personnel and has concluded that, due to such weakness, our disclosure controls and procedures were not effective as of December 31, 2021. We do not have a sufficient number of employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees, and we do not expect to be able to remediate this weakness until after the offering. If not remediated, or if we identify further weaknesses in our internal controls, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our common stock.

We do not have a majority of independent directors on our board of directors, and we have not voluntarily implemented various corporate governance measures, in the absence of which stockholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

Federal legislation, including the Sarbanes-Oxley Act, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or the NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address the board of directors’ independence, audit committee oversight, and the adoption of a code of ethics. Although we plan to adopt these corporate governance measures upon our listing on The Nasdaq Capital Market, we have not yet adopted any of these other corporate governance measures and since our securities are not yet listed on a national securities exchange, we are not required to do so.

Our Board of Directors is comprised of one individual, who is also our executive officer. As a result, we do not have independent directors on our Board of Directors. Upon our listing on The Nasdaq Capital Market, we plan to establish audit and compensation committees comprised only of independent directors. However, until that date, our current sole director has the ability, among other things, to determine his own level of compensation and to unilaterally make certain other governance decisions. and the prior absence of such standards of corporate governance may leave our stockholders without protections against interested-director transactions, conflicts of interest, and similar matters.

We have secured debt, which could have adverse consequences to you.

The terms of the secured debt we have incurred could result in adverse consequences, including but not limited to the following:

●	limiting our ability to obtain additional financing for working capital, capital expenditures, acquisitions, and other general corporate requirements;

●	limiting our flexibility in planning for or reacting to changes in our business and the industry in which we operate; and

●	placing us at a competitive disadvantage compared to competitors that may have proportionately less debt and greater financial resources.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell material assets or operations, obtain additional capital, or restructure our debt. In the event that we are required to dispose of material assets or operations to service our debt and to meet our other obligations, the value realized on such assets or operations will depend on market conditions and the availability of buyers. Accordingly, any such sale may not, among other things, be for a sufficient dollar amount. Certain of our obligations are secured by a security interest in all of our assets. The foregoing encumbrances may limit our ability to dispose of material assets or operations. We also may not be able to restructure our indebtedness on favorable economic terms, if at all.

Risks Related to Ownership of Our Securities

Because we became a reporting company under the Exchange Act by means other than a traditional underwritten initial public offering, we may not be able to attract the attention of research analysts at major brokerage firms.

Because we did not become a reporting company by conducting an underwritten initial public offering, or IPO, of our common stock on a national securities exchange, and our stock trades on OTC Pink rather than being listed on a national securities exchange, research analysts of brokerage firms may not provide coverage of our Company. In addition, investment banks may be less likely to agree to underwrite secondary offerings on our behalf than they might if we had become a public reporting company by means of an IPO because they may be less familiar with our Company as a result of more limited coverage by analysts and the media, and because we became public at an early stage in our development.

Common Stock

Our common stock will rank junior to all our liabilities to third party creditors, and to any class or series of our capital stock created after this offering specifically ranking by its terms senior to the common stock, in the event of a bankruptcy, liquidation or winding up of our assets.

In the event of bankruptcy, liquidation or winding up, our assets will be available to pay obligations on our common stock only after all our liabilities have been paid. Our common stock will effectively rank junior to all existing and future liabilities held by third party creditors. The terms of our common stock do not restrict our ability to raise additional capital in the future through the issuance of debt or senior series of preferred stock. Our common stock will also rank junior to our existing Series A Preferred Stock and any Series B Preferred Stock we may issue, as well as any class or series of our capital stock created after this offering specifically ranking by its terms senior to the common stock. In the event of bankruptcy, liquidation or winding up, there may not be sufficient assets remaining, after paying our liabilities, to pay amounts due on any or all of our common stock then outstanding common stock.

Future issuances of debt securities, which would rank senior to our common stock upon our bankruptcy or liquidation, and future issuances of preferred stock, which could rank senior to our common stock for the purposes of dividends and liquidating distributions, may adversely affect the level of return you may be able to achieve from an investment in our common stock.

In the future, we may attempt to increase our capital resources by offering debt securities. Upon bankruptcy or liquidation, holders of our debt securities, and lenders with respect to other borrowings we may make, would receive distributions of our available assets prior to any distributions being made to holders of our common stock. Moreover, if we issue preferred stock, the holders of such preferred stock could be entitled to preferences over holders of common stock in respect of the payment of dividends and the payment of liquidating distributions. Because our decision to issue debt or preferred stock in any future offering, or borrow money from lenders, will depend in part on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any such future offerings or borrowings. Holders of our common stock must bear the risk that any future offerings we conduct or borrowings we make may adversely affect the level of return, if any, they may be able to achieve from an investment in our common stock.

Our common stock is subject to the SEC’s penny stock rules, which may make it difficult for broker-dealers to complete customer transactions and could adversely affect trading activity in our securities.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock may be less than $5.00 per share for some period of time and therefore would be a penny stock according to SEC rules, unless we are listed on a national securities exchange. Under the SEC penny stock rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

●	make a special written suitability determination for the purchaser;
●	receive the purchaser’s prior written agreement to the transaction;
●	provide the purchaser with risk disclosure documents which identify certain risks associated with investing in penny stocks and which describe the market for these penny stocks as well as a purchaser’s legal remedies; and
●	obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a penny stock can be completed.

When complying with these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected.

Our common stock has historically experienced low trading volume on the OTC Pink, and therefore the price may not accurately reflect our value. There can be no assurance that an active market for our common stock will develop, either now or in the future.

Our shares of common stock have been thinly traded on the OTC Pink. Only a small percentage of our common stock is available to be traded and is held by a small number of holders and the price, if traded, may not reflect our actual or perceived value. There can be no assurance that there will be an active market for our shares of common stock either now or in the future. The market liquidity will be dependent on the perception of our operating business, among other things. We will take certain steps that may include any or all of investor awareness campaigns, press releases, road shows and conferences to increase awareness of our business and any steps that we might take to bring us to the awareness of investors may require that we compensate consultants with cash and/or stock.

In addition, the trading volume of stocks quoted on the OTC Pink is often low and is often characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects. Because our common stock is only quoted on the OTC Pink, trading is only possible through broker-dealers, and the trading volume of our common stock has been low. Because we are quoted on the OTC Pink and were not a privately-held company, you may experience difficulty liquidating your investment in our common stock or liquidating it at a price that reflects the value of our business. As a result, holders of our securities may not find purchasers for our securities should they desire to sell them. Accordingly, our securities should be purchased only by investors having no need for liquidity in their investment and who can hold our securities for an indefinite period of time.

We have had a history of losses and may incur future losses, which may prevent us from attaining profitability.

We have had a history of operating losses since our inception and, as of September 30, 2022, we had an accumulated deficit of $47,560,912. We may incur operating losses in the future, and these losses could be substantial and impact our ability to attain profitability. If we cannot increase revenue growth, we will not achieve or sustain profitability or positive operating cash flows. Even if we achieve profitability and positive operating cash flows, we may not be able to sustain or increase profitability or positive operating cash flows on a quarterly or annual basis.

There is substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm has included an explanatory paragraph in their report in our audited financial statements for the fiscal year ended December 31, 2021 to the effect that our losses from operations and our negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern within one year after the date that the financial statements are issued. We may be required to cease operations which could result in our stockholders losing all or almost all of their investment. As of September 30, 2022, we had cash balance of $228,985 and our principal sources of liquidity were trade accounts receivable of $4,261 and prepaid, advance payment for acquisition of $2,726,188 and other current assets of $45,630, as compared to cash of $1,204,933, trade accounts receivable of $21,569 and prepaid and other current assets of $70,802 as of December 31, 2021.

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

Many of these factors are beyond our control. The stock markets in general, and the market for companies whose shares are quoted on the OTC Pink in particular have historically experienced extreme price and volume fluctuations. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors could reduce the market price of our common stock, regardless of our actual operating performance.

We currently have outstanding shares of preferred stock that have special rights that could limit our ability to undertake corporate transactions, inhibit potential changes of control and reduce the proceeds available to our common stockholders in the event of a change in control.

We currently have common stock and preferred stock outstanding. Our preferred stockholders have special rights that holders of our common stock do not have. Currently, we have two types of preferred stock: Series A Preferred Stock and Series B Preferred Stock. An example of special rights that holders of our Series A Preferred Stock have is the ability to vote on all matters submitted to holders of common stock with 15,000 votes for each share of Series A Preferred Stock. Examples of the special rights that holders of our Series B Preferred Stock have are that each share of Series B Preferred Stock has (i) a stated value of $10.00 per share; (ii) is convertible into common stock at a price per share equal to 61% of the lowest price for the Company’s common stock during the 20 days of trading preceding the date of the conversion; (iii) earns dividends at the rate of 9% per annum; but (iv) has no voting rights. Our Series A Preferred Stock and Series B Preferred Stock ranks senior to holders of our common stock as to dividend rights and liquidation preference. We currently have shares of Series A Preferred Stock.

As a result of the rights our preferred stockholders have, we may not be able to undertake certain corporate transactions, including equity or debt transactions necessary to raise sufficient capital to run our business, change of control transactions or other transactions that may be beneficial to our businesses. The holdings of the preferred stockholders may discourage, delay, or prevent a merger, acquisition, or other change in control of us that stockholders may consider favorable, including transactions in which our common stockholders might otherwise receive a premium for their shares. The market price of our common stock could be adversely affected by the rights of our preferred stockholders.

We have never paid and do not currently intend to pay cash dividends.

We have never paid cash dividends on any of our common stock and we currently intend to retain future earnings, if any, to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock will be our common stockholders’ sole source of gain for the foreseeable future. Under the terms of our existing Articles of Incorporation, we cannot declare, pay, or set aside any dividends on shares of any class or series of our capital stock, other than dividends on shares of common stock payable in shares of common stock, unless we pay dividends to the holders of our preferred stock. Additionally, without special stockholder and Board of Directors approvals, we cannot currently pay or declare dividends and will be limited in our ability to do so until such time, if ever, that we are listed on a stock exchange.

Our Chief Executive Officer has the ability to control all matters submitted to stockholders for approval, which limits stockholders’ ability to influence corporate affairs.

Our Chief Executive Officer, Jason Remillard, holds 149,892 shares of our Series A Preferred Stock (each share votes as the equivalent of 15,000 shares of common stock on all matters submitted for a vote by the common stockholders), and as such, Mr. Remillard would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, Mr. Remillard would control the election of directors and approval of any merger, consolidation, or sale of all or substantially all of our assets.

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

Provisions in our articles of incorporation and bylaws, respectively, may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which our common stockholders might otherwise receive a premium price for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our Board of Directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board of Directors.

We will continue to incur substantial costs as a result of operating as a public reporting company, and our management will be required to devote substantial time to compliance initiatives.

As a public reporting company, we incur significant legal, accounting, and other expenses that are not incurred by private companies. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC have imposed various requirements on public companies, including to establish and maintain effective disclosure and financial controls and corporate governance practices. Complying with these laws and regulations will require the time and attention of our Board of Directors and management and will increase our expenses. We estimate that we will incur approximately $350,000 to $600,000 in 2022 to comply with public company compliance requirements with many of those costs recurring annually thereafter.

Among other things, we will be required to:

●	maintain and evaluate a system of internal controls over financial reporting in compliance with the requirements of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;
●	maintain adequate insurance coverage to attract and retain directors and officers;
●	provide adequate compensation to attract qualified directors;
●	maintain policies relating to disclosure controls and procedures;
●	prepare and distribute periodic reports in compliance with our obligations under federal securities laws;
●	institute a more comprehensive compliance function, including corporate governance; and
●	involve, to a greater degree, our outside legal counsel and accountants in the above activities.

The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders are significant and much greater for a publicly-held company than for a privately-held company, and compliance with these rules and regulations may require us to hire additional financial reporting, internal controls and other finance personnel, and will involve a material increase in regulatory, legal and accounting expenses, and the attention of management. There can be no assurance that we will be able to comply with the applicable regulations in a timely manner, if at all. In addition, being a public company may make it more expensive for us to obtain director and officer liability insurance. In the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain this coverage.

We currently have outstanding, and we may in the future issue, instruments which are convertible into shares of common stock, which will result in additional dilution to you.

We currently have outstanding instruments which are convertible into shares of common stock, and we may need to issue similar instruments in the future. If these convertible instruments are converted into shares of common stock, or if we issue other convertible or exchangeable securities, you could experience additional dilution. Furthermore, we cannot assure you that we will be able to issue shares or other securities in any other offering at a price per share that is equal to or greater than the price per share you pay or the then-current market price.

We may, in the future, issue additional shares of our common stock, which may have a dilutive effect on our current stockholders.

Our articles of incorporation authorize the issuance of 125,000,000 shares of common stock, of which 1,170,879 shares were issued and outstanding as of November 14, 2022. The future issuance of shares of our common stock may result in substantial dilution in the percentage of our common stock held by our then- existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors and might have an adverse effect on any trading market for our common stock.

An investment in our common stock is speculative and there can be no assurance of any return on any such investment.

An investment in our common stock is speculative and there is no assurance that investors will obtain any return on their investment. Investors will be subject to substantial risks involved in an investment in us, including the risk of losing their entire investment.

If we fail to establish and maintain an effective system of internal controls, we may not be able to report our financial results accurately or prevent fraud. Any inability to report and file our financial results accurately and on a timely basis could harm our reputation and adversely impact the trading price of our common stock.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation, and access to capital. We have not performed an in-depth analysis to determine if historical undiscovered failures of internal controls exist, and we may in the future discover areas of our internal control that need improvement.

We must ensure that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis. We have tested our internal controls and identified a weakness and may find additional areas for improvement in the future. Remediating this weakness will require us to hire and train additional personnel. Implementing any future changes to our internal controls may require compliance training of our directors, officers, and employees, entail substantial costs to modify our accounting systems and take a significant period of time to complete. Such changes may not, however, be effective in establishing the adequacy of our internal control over financial reporting, and our failure to produce accurate financial statements on a timely basis could increase our operating costs and could materially impair our ability to operate our business. In addition, investor perception that our internal control over financial reporting is inadequate or that we are unable to produce accurate financial statements may materially adversely affect our stock price.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market, or upon the expiration of any statutory holding period under Rule 144 or upon the exercise of outstanding options or warrants, such sale could create a circumstance commonly referred to as an “overhang”. In anticipation of an overhang, the market price of our common stock could decline. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional funds through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Our management has broad discretion in the use of the net proceeds from any offerings or other financing activities and may invest or spend the proceeds in ways with which you do not agree and in ways that may not yield a return.

Our management will have broad discretion in the application of the net proceeds from any offering of shares of our common stock or warrants or from other financing activities, such as convertible debt and you will not have the opportunity as part of any investment decision to assess whether the net proceeds are being used appropriately. The failure by our management to apply these funds effectively could harm our business.

Common Stock

Our common stock may not attract new investors, including institutional investors, and may not satisfy the investing requirements of those investors. Consequently, the liquidity of our common stock may not improve.

Although we believe that a higher market price of our common stock may help generate greater or broader investor interest, there can be no assurance that our share price will rise to a price that will attract new investors, including institutional investors. In addition, there can be no assurance that the market price of our common stock will satisfy the investing requirements of those investors.

Adverse or uncertain macroeconomic or geopolitical conditions or reduced IT spending may adversely impact our business, revenues, and profitability.

Our business, operations and performance are dependent in part on worldwide economic conditions and events that may be outside of our control, such as political and social unrest, terrorist attacks, hostilities, malicious human acts, climate change, natural disasters (including extreme weather), pandemics or other major public health concerns and other similar events, and the impact these conditions and events have on the overall demand for enterprise computing infrastructure solutions and on the economic health and general willingness of our current and prospective end customers to purchase our solutions and to continue spending on IT in general. The global macroeconomic environment has been, and may continue to be, inconsistent, challenging and unpredictable due to international trade disputes, tariffs, including those recently imposed by the U.S. government on Chinese imports to the U.S., restrictions on sales and technology transfers, uncertainties related to changes in public policies such as domestic and international regulations, taxes, or international trade agreements, elections, geopolitical turmoil and civil unrests, instability in the global credit markets, uncertainties regarding the effects of the United Kingdom’s separation from the European Union, commonly known as “Brexit”, actual or potential government shutdowns, and other disruptions to global and regional economies and markets. Specifically, COVID-19 (collectively with any future mutations or related strains thereof, “COVID-19”) has caused and may continue to cause travel bans or disruptions, supply chain delays and disruptions, and additional macroeconomic uncertainty. The impact of COVID-19 is fluid and uncertain, but it has caused and may continue to cause various negative effects, including an inability to meet with actual or potential customers, our customers deciding to delay or abandon their planned purchases, us deciding to delay, cancel, or withdraw from user and industry conferences and other marketing events, and delays or disruptions in our or our partners’ supply chains, including delays or disruptions in procuring and shipping the hardware appliances on which our software solutions run. As a result, we may experience extended sales cycles, our ability to close transactions with new and existing customers and partners may be negatively impacted, potentially significantly, our ability to recognize revenue from software transactions we do close may be negatively impacted, potentially significantly, our demand generation activities, and the efficiency and effect of those activities, may be negatively affected, our ability to provide 24x7 worldwide support to our customers may be effected, and it may continue to be more difficult for us to forecast our operating results. These macroeconomic challenges and uncertainties, including COVID-19, have, and may continue to, put pressure on global economic conditions and overall IT spending and may cause our customers to modify spending priorities or delay or abandon purchasing decisions, thereby lengthening sales cycles and potentially lowering prices for our solutions and product and services offerings, and may make it difficult for us to forecast our sales and operating results and to make decisions about future investments, any of which could materially harm our business, operating results and financial condition.

Public health threats or outbreaks of communicable diseases could have a material adverse effect on our operations and overall financial performance.

We may face risks related to public health threats or outbreaks of communicable diseases. A global health crisis, such as COVID-19, could adversely affect the United States and global economies and limit the ability of enterprises to conduct business for an indefinite period. COVID-19 has negatively impacted the global economy, disrupted financial markets, and international trade, resulted in increased unemployment levels and significantly impacted global supply chains, all of which have the potential to impact our business.

In addition, government authorities have implemented various mitigation measures, including travel restrictions, limitations on business operations, stay-at-home orders, and social distancing protocols. The economic impact of the aforementioned actions may impair our ability to sustain sufficient financial liquidity and impact our financial results. Specifically, the continued existence and/or spread of COVID-19 and efforts to contain the virus could: (i) result in an increase in costs related to delayed payments from customers and uncollectable accounts, (ii) cause a reduction in revenue related to late fees and other charges related to governmental regulations, (iii) cause delays and disruptions in the supply chain related to obtaining necessary materials for our network infrastructure or customer equipment, (iv) cause workforce disruptions, including the availability of qualified personnel; and (v) cause other unpredictable events.

As we cannot predict the duration or scope of the global health crisis, the anticipated negative financial impact to our operating results cannot be reasonably estimated but could be material and last for an extended period of time.

Prolonged economic uncertainties or downturns could materially adversely affect our business.

Our business depends on our current and prospective customers’ ability and willingness to invest money in IT services, and more importantly cybersecurity projects, which in turn is dependent upon their overall economic health. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from COVID-19 and numerous other factors beyond our control, could cause a decrease in business investments, including corporate spending on enterprise software in general, and could negatively affect the rate of growth of our business. Uncertainty in the global economy makes it difficult for our customers and us to forecast and plan future business activities accurately. This could cause our customers to reevaluate decisions to purchase our product or to delay their purchasing decisions, which could lengthen our sales cycles.

A significant number of our customers have been and continue to be impacted by the economic turmoil caused by the COVID-19 pandemic. Our customers may reduce their spending on IT; delay or cancel IT projects; focus on in-house development efforts; or seek to lower their costs by renegotiating maintenance and support agreements. To the extent purchases of licenses for our software and services are perceived by customers and potential customers to be discretionary, our revenues may be disproportionately affected by delays or reductions in general IT spending. If the economic conditions of the general economy or industries in which we operate worsen from present levels, our business, results of operations and financial condition could be adversely affected.

In addition, should we have a significant number of our employees contract the COVID-19 virus it could have a negative impact on our ability to serve customers in a timely fashion.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2022, we issued shares of our common stock as follows, pursuant to exemption from registration pursuant to Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder:

●	On July 26, 2022, we issued 31,019 shares of our common stock to One44 Capital, LLC pursuant to an agreement with One44 Capital, LLC. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On August 18, 2022, we issued 27,322 shares of our common stock to Fast Capital, LLC pursuant to an agreement with Fast Capital, LLC. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On August 19, 2022, we issued 23,460 shares of our common stock to Allan S. Brantley pursuant to an agreement with Allan S. Brantley. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	On September 14, 2022, we issued 11,111 shares of our common stock to Red Road Holdings Corporation pursuant to an agreement with Red Road Holdings Corporation. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●

On September 21, 2022, we issued 30,700 shares of our common stock to SJSS Investments pursuant to an agreement with SJSS Investments. The issuance was exempt under Section 4(a)(2) of the Securities Act.

●	Between August 25, 2022, and September 30, 2022, we subscribed 829,000 shares of our common stock to certain accredited investors pursuant to a private placement offering. The issuance was exempt under Section 4(a)(2) of the Securities Act and by Rule 506 of Regulation D.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

		Incorporated by Reference
				Filing Date/
Exhibit				Period
Number	Exhibit Description	Form	Exhibit	End Date

2.1	Share Exchange Agreement dated December 31, 1998, by and between the Company and Rebound Corp.,	10-SB/A	10.7	1/7/2000

3.1	Amended and Restated Articles of Incorporation of the Company, dated May 4, 1998.	10-12G	3.2	1/11/2019

3.2	Certificate of Designation for Preferred Series A Stock of the Company, dated May 28, 2008.	10-12G	3.3	1/11/2019

3.3	Amendment to Certificate of Designation for Preferred Series A Stock of the Company, dated April 27, 2018.	10-12G	3.4	1/11/2019

3.4	Bylaws of the Company.	10-SB	I	1/4/2000

3.5	Certificate of Amendment to the Company’s Articles of Incorporation dated August 17, 2020.	8-K	3.1	8/21/2020

3.6	Certificate of Designation for Preferred Series B Stock of the Company, dated November 25, 2020.	8-K	3.1	12/2/2020

3.7	Certificate of Amendment to the Company’s Articles of Incorporation dated December 15, 2020, increasing the number of authorized shares of Common stock to 1.8 billion.	8-K	3.1	12/17/2020

3.8	Certificate of Amendment to the Company’s Articles of Incorporation dated April 21, 2021.	8-K	3.1	4/27/2021

3.9	Certificate of Amendment to the Company’s Articles of Incorporation dated January 10, 2021.	8-K	3.1	6/21/2021

3.10	Certificate of Change to the Company’s Articles of Incorporation dated January 6, 2022.	8-K	3.1	3/11/2022

4.1	Description of Securities	10-K	4.1	3/31/2022

4.2	Warrant Exchange Notes issued as of 17 November 2020 in the total original principal amount of $100,000.	10-K	4.7	3/23/2021

4.3	Common stock Purchase Warrant issued in favor of Triton Funds LP on December 11, 2020.	8-K	4.1	12/17/2020

4.4	Common stock Purchase Warrant (the “First Warrant”) issued in favor of Auctus Fund, LLC on 23 April 2021.	8-K	4.1	4/27/2021

4.5	Common stock Purchase Warrant (the “Second Warrant”) issued in favor of Auctus Fund, LLC on April 22, 2021.	8-K	4.2	4/27/2021

4.6	Common stock Purchase Warrant (the “First Warrant”) issued in favor of Auctus Fund, LLC on 30 July 2021 for the purchase of 62,667 shares of Common stock at $4.50 per share.	10-Q	4.11	8/3/2021

4.7	Common stock Purchase Warrant (the “Second Warrant”) issued in favor of Auctus Fund, LLC on 30 July 2021 for the purchase of 62,667 shares of Common stock at $4.50 per share.	10-Q	4.12	8/3/2021

4.8	Common stock Purchase Warrant (the “First Warrant”) issued in favor of Jefferson Street Capital LLC on 28 September 2021.	10-K	4.8	3/31/2022

4.9	Common stock Purchase Warrant (the “Second Warrant”) issued in favor of Jefferson Street Capital LLC on 28 September 2021.	10-K	4.9	3/31/2022

4.10	Convertible Promissory Note issued the Company in favor of Jefferson Street Capital LLC on 28 September 2021 in the original principal amount of $110,000.	10-K	4.10	3/31/2022

4.11	Common stock Purchase Warrant (the “First Warrant”) issued in favor of Mast Hill Fund, LP on 19 October 2021.	10-Q	4.13	10/26/2021

4.12	Common stock Purchase Warrant (the “Second Warrant”) issued in favor of Mast Hill Fund, LP on 19 October 2021.	10-Q	4.14	10/26/2021

4.13	Common stock Purchase Warrant issued in favor of Westland Properties, LLC on 21 December 2021.	10-K	4.13	3/31/2022

4.14	Convertible Promissory Note issued the Company in favor of Westland Properties, LLC on 21 December 2021 in the original principal amount of $555,555.	10-K	4.14	3/31/2022

4.15	Convertible Promissory Note issued the Company in favor of GS Capital Partners, LLC on 11 February 2022 in the original principal amount of $207,500.	10-K	4.15	3/31/2022

4.16	Convertible Promissory Note issued the Company in favor of One44 Capital LLC on 11 February 2022 in the original principal amount of $160,000.	10-K	4.16	3/31/2022

4.17	Convertible Promissory Note issued the Company in favor of Fast Capital, LLC on 14 February 2022 in the original principal amount of $207,500.	10-K	4.17	3/31/2022

4.18	Convertible Promissory Note issued the Company in favor of Root Ventures, LLC on 1 March 2022 in the original principal amount of $207,500.	10-K	4.18	3/31/2022

4.19	Convertible Promissory Note issued the Company in favor of Red Road Holdings Corporation on 9 March 2022 in the original principal amount of $176,813.	10-K	4.19	3/31/2022

4.20	Convertible Promissory Note issued the Company in favor of Vital Link Financial Services, LLC on 30 June 2022 in the original principal amount of $50,000.	10-Q	4.20	9/30/2022

10.1	Asset Purchase Agreement dated January 26, 2018 by and between Myriad Software Productions, LLC and Data443 Risk Management, Inc.	10-12G	10.1	1/11/2019

10.2	Secured Promissory Note dated January 26, 2018 issued by Data443 Risk Management, Inc. in favor of Myriad Software Productions, LLC in the original principal amount of $250,000.	10-12G	10.2	1/11/2019

10.3	Security Agreement dated January 26, 2018 executed by Data443 Risk Management, Inc. in favor of Myriad Software Productions, LLC.	10-12G	10.3	1/11/2019

10.4†	2019 Omnibus Stock Incentive Plan dated May 16, 2019	8-K	10.1	5/19/2019

10.5†	Advisory Board Agreement, effective July 28, 2020, between the Company and Omkharan Arasaratnam.	10-Q	10.19	8/6/2020

10.6	Asset Sale Agreement effective January 31, 2021, between the Company and the secured creditors of Wala, Inc.	10-K	10.28	3/23/2021

10.7	Three Secured Promissory Notes, each effective January 31, 2021 and issued by the Company in favor of the secured creditors of Wala, Inc.	10-K	10.29	3/23/2021

10.8	Security Agreement effective January 31, 2021, between the Company and the secured creditors of Wala, Inc.	10-K	10.30	3/23/2021

10.9	Form of Securities Purchase Agreement entered into with Auctus Fund, LLC on April 23, 2021.	8-K	10.1	4/27/2021

10.10	Form of Senior Secured Promissory Note issued in favor of Auctus Fund, LLC on April 23, 2021.	8-K	10.2	4/27/2021

10.11	Form of Security Agreement entered into with Auctus Fund, LLC on April 23, 2021.	8-K	10.3	4/27/2021

10.12†	Employment Agreement, Effective March 1, 2019 between the Company and Jason Remillard	10-K	10.13	3/31/2022

10.13†	Employment Agreement, effective December 1, 2021 between the Company and Nanuk Warman	10-K	10.14	3/31/2022

10.14	Form of Securities Purchase Agreement entered into with Auctus Fund, LLC on 29 July 2021.	10-Q	10.34	8/3/2021

10.15	Form of Senior Secured Promissory Note issued in favor of Auctus Fund, LLC on 29 July 2021.	10-Q	10.35	8/3/2021

10.16	Form of Security Agreement entered into with Auctus Fund, LLC on 29 July 2021.	10-Q	10.36	8/3/2021

10.17	Form of Securities Purchase Agreement entered into with Mast Hill Fund, LP on 19 October 2021.	10-Q	10.37	10/26/2021

10.18	Form of Promissory Note issued in favor of Mast Hill Fund, LP on 19 October 2021.	10-Q	10.38	10/26/2021

10.19	Form of Securities Purchase Agreement entered into with Westland Properties, LLC on 21 December 2021.	10-K	10.21	3/31/2022

10.20	Centurion Holdings I, LLC asset purchase agreement dated January 19, 2022	8-K	10.1	1/19/2022

10.21	Form of Securities Purchase Agreement entered into with GS Capital Partners, LLC on 11 February 2022.	10-K	10.23	3/31/2022

10.22	Form of Securities Purchase Agreement entered into with One44 Capital LLC on 11 February 2022.	10-K	10.24	3/31/2022

10.23	Form of Securities Purchase Agreement entered into with Fast Capital, LLC on 14 February 2022.	10-K	10.25	3/31/2022

10.24	Form of Securities Purchase Agreement entered into with Root Ventures, LLC on 1 March 2022.	10-K	10.26	3/31/2022

10.25	Form of Securities Purchase Agreement entered into with Red Road Holdings Corporation on 9 March 2022.	10-K	10.27	3/31/2022

10.26*	Form of Securities Purchase Agreement entered into with 1800 Diagonal in May 2022

10.27*	Form of Securities Purchase Agreement entered into with Jefferson Street Capital in May 2022

21.1	List of subsidiaries of Registrant.	S-1	21.1	12/07/2021

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer.

32.2*	Section 1350 Certification of Chief Financial Officer.

101*	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, our Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2022	DATA443 RISK MITIGATION, INC.

	By:	/s/ Jason Remillard
	Name:	JASON REMILLARD
	Title:	Chief Executive Officer, (Principal Executive Officer)

