Form 10-K
period 2022-12-31
Data443 Risk Mitigation, Inc.
filed 2023-02-24
CIK 1068689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 000-30542

DATA443 RISK MITIGATION, INC.

(Exact name of registrant as specified in its charter)

Nevada	86-0914051
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4000 Sancar Drive, Suite 400

Research Triangle Park, North Carolina 27709

(Address of principal executive offices, Zip Code)

(919) 858-6542

(Registrant’s telephone number, including area code)

101 J Morris Commons Lane, Suite 105

Morrisville, North Carolina, 27560

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

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2022: $1,594,117.

The number of shares of registrant’s common stock outstanding as of February 24 2023 was 3,772,767.

DOCUMENTS INCORPORATED BY REFERENCE

None.

OTHER INFORMATION

As used in this Annual Report on Form 10-K, the terms “we”, “us”, “our”, “ATDS”, the “registrant”, and the “Company” refer to DATA443 RISK MITIGATION, INC., a Nevada corporation, unless otherwise stated. “SEC” and the “Commission” refers to the Securities and Exchange Commission.

All share and per share amounts in this Annual Report reflect the 1-for-8 reverse stock split effected on March 8, 2022.

DATA443 RISK MITIGATION, INC.

FORM 10-K

DECEMBER 31, 2022

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

PART I

Item 1. Business.

Our company was incorporated as LandStar, Inc., a Nevada corporation, on May 4, 1998. We provide data security and privacy management solutions across the enterprise and in the cloud. With over 10,000 customers, we provide the visibility and control needed to protect data at scale, regardless of format, location, or consumer, and to facilitate compliance with fast-changing global data privacy requirements. Our customers include established leaders and up-and-coming businesses spanning the private and public/government sectors across diverse industries and fields, including financial services, healthcare, manufacturing, retail, technology, and telecommunications.

The ransomware landscape and other threats to data have accelerated the rate at which businesses are adopting data security solutions, and we believe that our portfolio of data security and privacy products provides an encompassing solution set such that we are well positioned to capitalize on this trend and establish our products as new data privacy and security standards. Our offerings are anchored in reliable and comprehensive privacy management and equip organizations with a seamless approach to safeguard data, protect against attacks, and otherwise mitigate the most critical risks.

We believe that sector-specific US laws, state-level legislation, and outside-the-United States regulations are confounding enterprises of all sizes for whom safeguarding and stewarding data is key, but for whom becoming specialists in privacy and security is not feasible. For many of these enterprises, we can bridge the gap between their need to protect data and their need to use their resources to grow their core business, by offering turnkey solutions and related counseling and technical support to offset risks from data breaches and security incidents of various types. We provide products and services for the marketplace that are designed to protect data that is stored in the cloud, on-premises, and in hybrid cloud/on-premises environments, and data that is transmitted throughout the enterprise, including but not limited to by remote employees. Our suite of security products focuses on protecting sensitive files and email, confidential customer, patient and employee data, financial records, strategic and product plans, intellectual property and other proprietary information, allowing our customers to create, share, and protect their sensitive data wherever it is stored and however it is used.

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

Market Opportunity

By 2024, according to a study from Gartner, Inc., it is expected that 30% of enterprises will have adopted data security platforms, up from less than 5% in 2019. Gartner, Inc. also stated in another report titled “Predicts 2022: Consolidated Security Platforms Are The Future” that customers are working on vendor consolidation strategies aggressively in addition to expecting a portfolio or stack approach to their purchasing requirements.

We expect that current market conditions, recent data thefts, ransomware shutdowns and continued variability in the worldwide worker and retail marketplace will continue to position our product line front and center for many strategic IT and critical board-level opportunities with customers.

The competitive marketplace continues to consolidate via buyouts, take-private transactions and large ‘unicorn’ competitors being acquired prior to their initial public offerings. We believe that these changes in ownership, closure of product lines and general turmoil in certain product segments represent opportunities for us.

We believe that the functionalities offered by our programs and services position us to benefit from this growing market. Furthermore, as we continue to grow our business, we believe that we may have opportunities to expand into collateral growing markets, such IT operations management, storage management and data integration.

Our Products

Each of our major product lines provides features and functionality that we believe enable our customers to optimally secure their data. Our products are modular, giving our customers the flexibility to select what they require for their business needs and to expand their usage by simply adding a license. We currently offer the following products and services:

●	Data443® Ransomware Recovery Manager (also known as SmartShield™), a unique offering designed to recover a workstation immediately upon infection to the last known business-operable state, without requiring any end user or IT administrator intervention.

●	Data443® Data Identification Manager (also known as ClassiDocs® and FileFacets®), our data classification and governance technology, which supports the California Consumer Privacy Act (“CCPA”), the General Personal Data Protection Law (“LGPD”) (Brazil) and the General Data Protection Regulation (“GDPR”) (Europe) compliance in a Software-as-a-Service (SaaS) platform that performs sophisticated data discovery and content searching of structured and unstructured data within corporate networks, servers, content management systems, email, desktops, and laptops.

●	Data443® Data Archive Manager (also known as ArcMail®), a simple, secure, and cost-effective enterprise data retention management and archiving.

●	Data443® Sensitive Content Manager (also known as ARALOC®), a secure, cloud-based platform for managing, protecting and distributing digital content to desktop and mobile devices, which protects an organization’s confidential content and intellectual property assets from accidental leakage or intentional misappropriation - without impeding all other authorized users of the content and stakeholders from collaborating.

●	Data443® Data Placement Manager (also known as DATAEXPRESS®), a data transport, transformation, and delivery product trusted by leading financial organizations worldwide.

●	Data443® Access Control Manager (also known as “Resilient Access”), enables fine-grained access controls across a wide variety of platforms at scale for internal client systems and commercial public cloud platforms like Salesforce®, Box.Net, Google® G Suite, Microsoft® OneDrive, and others.

●	Data443® Blockchain Protection Manager (also known as ClassiDocs® for Blockchain), provides an active implementation for the Ripple XRP that protects blockchain transactions from inadvertent disclosure and data leaks.

●	Data443® Global Privacy Manager, the privacy compliance and consumer loss mitigation platform which is integrated with Data443® Data Identification Manager to do the delivery portions of GDPR and CCPA as well as process privacy-related requests under such laws, and therefore enables customers to manage the full range of privacy-law driven requirements, such as responding to permitted consumer demands for access or removal, as well as to remediate issues and monitor and report on status and compliance.

●	Data443® IntellyWP, products for enhancing the user experience for the world’s largest content management platform, WordPress.

●	Data443® Chat History Scanner, which scans chat messages for compliance, security, personally identifiable information (PII), personal information (PI), payment card industry (PCI) information as well as any custom keywords selected by the customer, and which can be used with third party platforms such as the Zoom Video Communications, Inc. video conferencing platform.

●	Data443® - GDPR Framework, CCPA Framework, and LGPD Framework WordPress® Plugins, which help organizations of all sizes comply with privacy rules and regulations from Europe, California, and Brazil, and are currently used by over 30,000 active site owners. We offer the plugins with a “freemium” business model, i.e., basic features at no cost and additional or more advanced features at a premium.

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

Research & Development; Innovation. We intend to increase our spending on research and development to drive innovation to improve existing products and deliver new products. We intend to work towards proactively identifying and solving the data security needs of our clients.

Grow Our Customer Base. We believe that the continued rise in enterprise data and increased cybersecurity concerns will increase demand for our services and products. We intend to capitalize on this demand by targeting new customers.

Expand Our Sales Force. Expanding our salesforce will be essential to achieving our customer base expansion goals. We intend to expand our sales capacity by adding headcount throughout our sales and marketing department.

Focus on EU Opportunities. We believe there is a significant opportunity for our products and services in the EU and other international markets to enable compliance with the GDPR. Focusing on international markets will be a key component of our growth strategy.

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

Professional Services

While users can easily download, install and deploy our software on their own, we anticipate that certain enterprises will use our professional service team to provide fee-based services, which include training our customers in the use of our products, providing advice on deployment planning, network design, product configuration, and implementation, automating and customizing reports and tuning policies and configuration of our products for the particular characteristics of the customer’s environment.

Sales and Marketing

We intend to sell the majority of our products and services directly to our end users/clients. We will also propose to effect sales through a network of channel partners, selling the products they purchase from us. We have a highly-trained professional sales force responsible for overall market development, including the management of the relationships with our channel partners and supporting channel partners.

Marketing

Our marketing strategy focuses on building our brand and product awareness, increasing customer adoption and demand, communicating advantages and business benefits, and generating leads for our channel partners and sales force. We will market our products as a solution for securing and managing file systems and enterprise data and protecting against cyber-attacks. Our internal marketing organization will be responsible for branding, content generation, and product marketing. Our marketing efforts will also include public relations in multiple regions, analyst relations, customer marketing, and extensive content development available through our website and social media outlets.

Seasonality

Our business is not subject to seasonality.

Research and Development

While currently limited, our planned research and development efforts are expected to focus on improving and enhancing our existing products and services and developing new products, features, and functionality. We plan to regularly release new versions of our products, incorporating new features and enhancements to existing ones.

Intellectual Property

We require key employees and consultants to execute confidentiality agreements upon the commencement of an employment or consulting relationship. We also require relevant employees to assign all rights to any inventions made or conceived during their employment with us to us. In addition, we require individuals and entities with whom we discuss potential business relationships to sign non-disclosure agreements. Our agreements with clients include confidentiality and non-disclosure provisions. We cannot assure you that our steps will prevent the misappropriation of our trade secrets, technology, or intellectual property infringement. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the United States. Many foreign countries do not enforce these laws as diligently as government agencies and private parties in the United States.

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

ClassiDocs: September 14, 2027

ARALOC: September 14, 2027

DataExpress: September 14, 2027

Competition

The industry in which we compete is highly competitive. Many companies offer similar products and services for data security. We may be at a substantial disadvantage to our competitors, who have more capital than we do to carry out operations and marketing efforts. We hope to maintain our competitive advantage by offering quality at a competitive price and utilizing our management team’s experience, knowledge, and expertise.

We will face competition from more established companies that have competitive advantages, such as greater name recognition, larger sales, marketing, research and acquisition resources, access to larger customer bases and channel partners, a longer operating history and lower labor and development costs, which may enable them to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion, and sale of their products than we do. Increased competition could result in us failing to attract customers or maintain them. It could also lead to price cuts, alternative pricing structures, or the introduction of products available for free or a nominal price, reduced gross margins, longer sales cycles, and loss of market share. If we are unable to compete successfully against current and future competitors, our business and financial condition may be harmed.

Employees

As of January 31, 2023, we had 22 employees and 5 independent contractors, of which two were considered to be part of our management team; our CEO, Jason Remillard, and CFO, Greg McCraw. We have not experienced any work stoppages, and we consider our relations with our employees to be good. We believe that we will be successful in attracting experienced and capable personnel. Our employees are not represented by any labor union.

Government regulation

We are subject to the laws and regulations of the jurisdictions in which we operate, which may include business licensing requirements, income taxes and payroll taxes. In general, the development and operation of our business are not subject to special regulatory and/or supervisory requirements.

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

Recent Developments

On January 5, 2022, we filed a Certificate of Amendment to our Articles of Incorporation (the “Certificate of Amendment”) which (i) reduced the number of authorized shares of common stock, par value $0.001 per share (our “Common Stock”) to 125,000,000; and, (ii) effected a reverse stock split (the “1-for-8 Reverse Stock Split”) of our issued Common Stock at a ratio of 1-for-8. The 1-for-8 Reverse Stock split became effective at the start of trading on March 8, 2022. As a result of the 1-for-8 Reverse Stock Split, every eight shares of our issued and outstanding Common Stock was converted into one share of Common Stock. All share and per share amounts in this Annual Report reflect the 1-for-8 Reverse Stock Split.

On January 19, 2022, we entered into an Asset Purchase Agreement with Centurion Holdings I, LLC (“Centurion”) to acquire the intellectual property rights and certain assets collectively known as Centurion SmartShield Home and SmartShield Enterprise, patented technology that protects and recovers devices in the event of ransomware attacks. The total purchase price of $3,400,000 consisted of (i) a $250,000 cash payment at closing; (ii) a $2,900,00 promissory note issued by us in favor of Centurion; and (iii) $250,000 in the form of a contingent payment.

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the SEC. Any materials that we file with the SEC are available free of charge on the website maintained by the SEC. The Internet address of the SEC’s website is http://www.sec.gov. We also make our reports and other information available, free of charge, on our website at www.data443.com. Our corporate offices are located at 4000 Sancar Drive, Suite 400, Research Triangle Park, North Carolina 27709. Our telephone number is 919-858-6542.

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

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, including those described in “Risk Factors” in this Annual Report, any of which could materially and adversely impact our business and operations, adversely impact our growth prospects, cause us to incur additional costs or liabilities and/or cause the price of our Common Stock to decline. You should carefully consider these risks and uncertainties when investing in our Common Stock. Some of the principal risks and uncertainties include the following:

●	We will require additional funds in the future to achieve our current business strategy;

●	Technology is constantly changing and evolving and the continued viability of our products and services requires that we keep up with an ever-changing technological landscape;

●	We face intense competition in our market, especially from larger, well-established companies;

●	We are dependent on the continued services and performance of our founder and Chief Executive Officer;

●	We may be unable to attract new customers and/or expand sales to existing customers;

●	We may be unable to maintain successful relationships with our channel partners;

●	We may be subject to breaches in our security, cyberattacks or other cyber risks;

●	We may be unable to protect our proprietary technology and intellectual property rights;

●	We may be subject to real or perceived errors, failures, or bugs in our technology;

●	We are subject to federal, state and industry privacy and data security regulations;

●	Our business is susceptible to risks associated with international operations;

●	Our business is subject to the risks of pandemic, fire, power outages, floods, earthquakes, and other catastrophic events, and to interruption by manmade problems such as terrorism and war;

●	Our operations may continue to increase in complexity as we grow, which will add additional challenges to the management of our business in the future;

●	We may be unable to secure necessary financing on acceptable terms and in a timely manner;

●	There is no assurance that future financing from Mr. Remillard will be available or, if available, that it will be on terms that are satisfactory to us;

●	We may not be able to identify suitable acquisition candidates or consummate acquisitions on acceptable terms, or we may be unable to successfully integrate acquisitions;

●	The JOBS Act allows us to postpone the date by which we must comply with certain laws and regulations intended to protect investors and to reduce the amount of information we provide in reports filed with the SEC;

●	Failure to implement proper and effective internal controls or to remediate weakness in internal accounting controls could result in material misstatements in our financial statements.

●	We have secured debt, which could have adverse consequences to you;

●	We may not be able to attract the attention of research analysts at major brokerage firms;

●	In the event of a bankruptcy, liquidation or winding up of our assets, our Common Stock will rank junior to all of our liabilities to third party creditors, and to any class or series of our capital stock created after this offering that, by its terms, ranks senior to our Common Stock;

●	Future issuances of debt securities and preferred stock may adversely affect the return of your investment;

●	Our Common Stock is subject to the SEC’s penny stock rules;

●	Our Common Stock has historically experienced low trading volume on the OTC Pink, and therefore the price may not accurately reflect our value and there can be no assurance that an active market for our Common Stock will develop, either now or in the future;

●	We have had a history of losses and may incur future losses, which may prevent us from attaining profitability;

●	There is substantial doubt about our ability to continue as a going concern;

●	We currently have outstanding shares of preferred stock that have special rights that could limit our ability to undertake corporate transactions, inhibit potential changes of control and reduce the proceeds available to our Common Stock holders in the event of a change in control;

●	Our Chief Executive Officer has the ability to control all matters submitted to stockholders for approval;

●	We will continue to incur substantial costs as a result of operating as a public reporting company, and our management will be required to devote substantial time to compliance initiatives;

●	We may issue additional shares of our Common Stock, which may dilute current stockholders;

●	Our management will have broad discretion in the use of the net proceeds from this offering;

●	Adverse or uncertain macroeconomic or geopolitical conditions or reduced IT spending may adversely impact our business, revenues, and profitability; and

●	Prolonged economic uncertainties or downturns could materially adversely affect our business.

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

Our industry is categorized by rapid technological progression, ever-increasing innovation, changes in customer requirements, and frequent new product introductions, and we may be subject to legal and regulatory compliance mandates as the relevant law develops in the fields in which our products are used. As a result, we must continually change and improve our products in response to such changes, and our products must also successfully interface with products from other vendors, which are also subject to constant changes. While we believe we have the competency to aid our customers in all aspects of data privacy and security, we will need to constantly improve our current assets and offerings to keep up with technological advances that are expected to occur.

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

Some of our competitors have made acquisitions or entered into strategic relationships to provide more comprehensive product offerings in combination than they were previously able to offer alone. Companies resulting from these possible consolidations and partnerships may be able to offer more attractive pricing, making them more compelling to customers and more difficult for us to compete with effectively. In addition, continued industry consolidation may adversely impact customer perceptions of the viability of small- and medium-sized technology companies and consequently their willingness to purchase from those companies. Conditions in our market could change rapidly and significantly as a result of technological advancements, partnering among our competitors, or continuing market consolidation. These competitive pressures in our market or our potential inability to compete effectively may result in price reductions, fewer orders, reduced revenue and gross margins, increased net losses, and loss of market share. Any failure to meet and address these factors could adversely affect our business, financial condition, and operating results.

We are dependent on the continued services and performance of our founder and Chief Executive Officer, Jason Remillard, the loss of whom could adversely affect our business.

Our future performance largely depends on the continued services and contributions of our founder, Chief Executive Officer and president, Jason Remillard, to successfully manage our company, execute our business plan, identify and pursue new opportunities, and deliver product innovations. The loss of Mr. Remillard’s services could significantly delay or prevent us from achieving our development and strategic objectives and adversely affect our business.

If we are unable to attract new customers and/or expand sales to existing customers, both domestically and internationally, our growth could be slower than we expect, and our business may be harmed.

Our future growth depends in part upon increasing our customer base. Our ability to achieve significant revenue growth in the future will depend upon the effectiveness of our sales and marketing efforts, both domestically and internationally, and our ability to attract new customers. If we fail to attract new customers, our revenues may grow more slowly than expected, and our business may be harmed.

Our future growth also depends upon expanding sales of our products and services to existing customers and their organizations. If our customers do not purchase additional licenses or our other offerings related to complementary products and services, our revenues may grow more slowly than expected, may not grow at all, or may decline. There can be no assurance that our efforts will increase sales to existing customers and additional revenues. If our efforts are not successful, our business may suffer.

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

Our operations may involve transmitting and processing our customers’ confidential, proprietary, and sensitive information. We have legal and contractual obligations to protect the confidentiality of and to use customer data appropriately. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks due to third-party action, employee error, or misconduct. Security risks, including, but not limited to, unauthorized use or disclosure of customer data, theft of proprietary information, loss or corruption of customer data, and computer hacking attacks or other cyberattacks, could expose us to substantial litigation expenses and damages, indemnity and other contractual obligations, government fines and penalties, mitigation expenses and other liabilities. We have been subject to attempted cyberattacks in the past and expect to be subject to such attacks in the future. We continuously work to improve our information technology systems and to create security boundaries around our critical and sensitive assets. We perform activities to mitigate the risk of attacks and increase our capabilities to responsibly handle any security violation or attack. However, because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until successfully launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures and our products could be harmed, we could lose potential sales and existing customers, our ability to operate our business could be impaired, and we may incur significant liabilities.

Failure to protect our proprietary technology and intellectual property rights could substantially harm our business.

The success of our business depends on our ability to obtain, protect, and enforce our trade secrets, patents, and other intellectual property rights, such as copyrights and trademarks. We attempt to protect our intellectual property under trade secret, patent, copyright, and trademark laws, and through a combination of confidentiality procedures, contractual provisions, and other methods, all of which offer only limited protection. The process of obtaining patent protection is expensive and time-consuming, and we may choose not to seek patent protection for certain innovations. We may choose not to pursue patent protection in certain jurisdictions in which we do or plan to do business. Not seeking patent protection may limit our options to exclude competitors from using those innovations altogether or in those jurisdictions.

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

We expect that our business will grow as we execute on our business plan, and that as we grow, our operations will increase in complexity. To effectively manage this growth, we have made and continue to make substantial investments to improve our operational, financial and management controls as well as our reporting systems and procedures. Further, as our customer base grows, we will need to expand our professional services and other personnel. We also will need to effectively manage our direct and indirect sales processes as the number and type of our sales personnel and channel partners grows and becomes more complex, and as we expand into foreign markets. If we are unable to effectively manage the increasing complexity of our business and operations, the quality of our technology and customer service could suffer, and we may not be able to adequately address competitive challenges. These factors could all negatively impact our business, operations, operating results, and financial condition.

We require additional financing to sustain our operations and execute our business plan. If we fail to secure the required additional financing on acceptable terms and in a timely manner, our ability to implement our business plan will be compromised and we may be unable to sustain our operations.

We have limited capital resources and operations. To date, our operations have been funded largely from the proceeds of debt and equity financings. We will require substantial additional capital in the near future to operate our business. We may be unable to obtain additional financing on terms acceptable to us, or at all. Even if we obtain financing for our short-term operations, we expect that we will require additional capital thereafter. Our capital needs will depend on numerous factors including but not limited to (i) the scale of our marketing and sales activities, (ii) other expenditures of resources to maintain or increase revenue and (iii) the amount of our capital expenditures, including acquisitions. We cannot assure you that we will be able to obtain capital in the future to meet our needs. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership held by our existing shareholders will be reduced and our shareholders may experience significant dilution. In addition, new securities may contain rights, preferences, or privileges that are senior to those of our Common Stock. If we raise additional capital by incurring debt, this will result in increased interest expense. If we raise additional funds through the issuance of securities, market fluctuations in the price of our shares of Common Stock could limit our ability to obtain equity financing. We cannot give any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us. If we are unable to raise capital when needed, our business, financial condition, and results of operations would be materially adversely affected, and we could be forced to reduce or discontinue our operations.

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

The JOBS Act is intended to reduce the regulatory burden on “emerging growth companies.” We meet the definition of an emerging growth company and so long as we qualify as an emerging growth company, we are, among other things:

●	not required to comply with the auditor attestation requirements of the Sarbanes-Oxley Act, which include having an independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting;

●	subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exempt from the requirement to hold a nonbinding advisory vote on executive compensation and stockholder approval of any “golden parachute” payments not previously approved;

●	permitted to present only two years of audited financial statements and only two years of management’s discussion and analysis of financial condition and results of operations disclosure in this Annual Report; and

●	not required to comply with any rules that may be adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor’s report on our financial statements.

We may choose to take advantage of some or all of these reduced burdens while we qualify as an emerging growth company. We have taken advantage of all of these reduced burdens in this Annual Report, and currently intend to do so in future filings. As a result, the information we provide stockholders may be less than information you might receive from other public companies in which you hold equity. In addition, the JOBS Act provides that an emerging growth company can delay adopting new or revised accounting standards until those standards apply to private companies. We have elected to avail ourselves of this exemption. We will remain an emerging growth company until the earliest to occur of 1) the last day of the fiscal year in which we have more than $1.07 billion in annual revenue; 2) the last day of the fiscal year in which we qualify as a “large accelerated filer”, 3) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities; and 4) the last day of the fiscal year in which the fifth anniversary of this offering occurs.

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

Because we did not become a reporting company by conducting an underwritten initial public offering, or IPO, of our Common Stock on a national securities exchange, and our stock trades on OTC Pink rather than being listed on a national securities exchange, research analysts of brokerage firms may not provide coverage of us. In addition, investment banks may be less likely to agree to underwrite secondary offerings on our behalf than they might if we had become a public reporting company by means of an IPO because they may be less familiar with us as a result of more limited coverage by analysts and the media, and because we became public at an early stage in our development.

Risks Related to Our Common Stock

Our Common Stock will rank junior to all our liabilities to third party creditors, and to any class or series of our capital stock created after this offering specifically ranking by its terms senior to our Common Stock, in the event of a bankruptcy, liquidation or winding up of our assets.

In the event of bankruptcy, liquidation or winding up, our assets will be available to pay obligations on our Common Stock only after all our liabilities have been paid. Our Common Stock will effectively rank junior to all existing and future liabilities held by third party creditors. The terms of our Common Stock do not restrict our ability to raise additional capital in the future through the issuance of debt or senior series of preferred stock. Our Common Stock will also rank junior to our existing Series A Preferred Stock and any Series B Preferred Stock we may issue, as well as any class or series of our capital stock created after this offering specifically ranking by its terms senior to our Common Stock. In the event of bankruptcy, liquidation or winding up, there may not be sufficient assets remaining, after paying our liabilities, to pay amounts due on any or all of our Common Stock then outstanding.

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

We have had a history of operating losses since our inception and, as of December 31, 2022, we had an accumulated deficit of $51,412,128. We may incur operating losses in the future, and these losses could be substantial and impact our ability to attain profitability. If we cannot increase revenue growth, we will not achieve or sustain profitability or positive operating cash flows. Even if we achieve profitability and positive operating cash flows, we may not be able to sustain or increase profitability or positive operating cash flows on a quarterly or annual basis.

There is substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm has included an explanatory paragraph in their report in our audited financial statements for the fiscal year ended December 31, 2022 to the effect that our losses from operations and our negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern within one year after the date that the financial statements are issued. We may be required to cease operations which could result in our stockholders losing all or almost all of their investment. As of December 31, 2022, we had cash balance of $1,712 and our principal sources of liquidity were trade accounts receivable of $31,978 and prepaid, advance payment for acquisition of $2,726,188 and other current assets of $91,204, as compared to cash of $1,204,933, trade accounts receivable of $21,569 and prepaid and other current assets of $70,802 as of December 31, 2021.

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

We currently have Common Stock and preferred stock outstanding. Our preferred stockholders have special rights that holders of our Common Stock do not have. Currently, we have two types of preferred stock: Series A Preferred Stock and Series B Preferred Stock. An example of special rights that holders of our Series A Preferred Stock have is the ability to vote on all matters submitted to holders of Common Stock with 15,000 votes for each share of Series A Preferred Stock. Examples of the special rights that holders of our Series B Preferred Stock have are that each share of Series B Preferred Stock has (i) a stated value of $10.00 per share; (ii) is convertible into Common Stock at a price per share equal to 61% of the lowest price for our Common Stock during the 20 days of trading preceding the date of the conversion; (iii) earns dividends at the rate of 9% per annum; but (iv) has no voting rights. Our Series A Preferred Stock and Series B Preferred Stock ranks senior to holders of our Common Stock as to dividend rights and liquidation preference. We currently have shares 149,892 of Series A Preferred Stock.

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

We have never paid cash dividends on any of our Common Stock and we currently intend to retain future earnings, if any, to fund the development and growth of our business. As a result, capital appreciation, if any, of our Common Stock will be our common stockholders’ sole source of gain for the foreseeable future. Under the terms of our existing Articles of Incorporation, we cannot declare, pay, or set aside any dividends on shares of any class or series of our capital stock, other than dividends on shares of Common Stock payable in shares of Common Stock, unless we pay dividends to the holders of our preferred stock. Additionally, without special stockholder and sole director approvals, we cannot currently pay or declare dividends and will be limited in our ability to do so until such time, if ever, that we are listed on a stock exchange.

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

Provisions in our articles of incorporation and bylaws, respectively, may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which our common stockholders might otherwise receive a premium price for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our Common Stock, thereby depressing the market price of our Common Stock. In addition, because our sole director is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace our sole director.

We will continue to incur substantial costs as a result of operating as a public reporting company, and our management will be required to devote substantial time to compliance initiatives.

As a public reporting company, we incur significant legal, accounting, and other expenses that private companies do not incur. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC have imposed various requirements on public companies, including establishing and maintaining effective disclosure, financial controls, and corporate governance practices. Complying with these laws and regulations will require the time and attention of our Board of Directors and management and will increase our expenses. We estimate that we will incur approximately $350,000 to $600,000 in 2023 to comply with public company compliance requirements, with many of those costs recurring annually thereafter.

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

Our articles of incorporation authorize the issuance of 125,000,000 shares of Common Stock, of which 3,772,767 shares were issued and outstanding as of February 17, 2020. The future issuance of shares of our Common Stock may result in substantial dilution in the percentage of our Common Stock held by our then- existing stockholders. We may value any Common Stock issued in the future on an arbitrary basis. The issuance of Common Stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors and might have an adverse effect on any trading market for our Common Stock.

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

Our business, operations and performance are dependent in part on worldwide economic conditions and events that may be outside of our control, such as political and social unrest, terrorist attacks, hostilities, malicious human acts, climate change, natural disasters (including extreme weather), pandemics or other major public health concerns and other similar events, and the impact these conditions and events have on the overall demand for enterprise computing infrastructure solutions and on the economic health and general willingness of our current and prospective end customers to purchase our solutions and to continue spending on IT in general. The global macroeconomic environment has been, and may continue to be, inconsistent, challenging and unpredictable due to international trade disputes, tariffs, including those recently imposed by the U.S. government on Chinese imports to the U.S., restrictions on sales and technology transfers, uncertainties related to changes in public policies such as domestic and international regulations, taxes, or international trade agreements, elections, geopolitical turmoil and civil unrests, instability in the global credit markets, uncertainties regarding the effects of the United Kingdom’s separation from the European Union, commonly known as “Brexit”, actual or potential government shutdowns, and other disruptions to global and regional economies and markets. Specifically, pandemics have caused and may continue to cause travel bans or disruptions, supply chain delays and disruptions, and additional macroeconomic uncertainty. The impact of a pandemic is fluid and uncertain, but it has caused and may continue to cause various negative effects, including an inability to meet with actual or potential customers, our customers deciding to delay or abandon their planned purchases, us deciding to delay, cancel, or withdraw from user and industry conferences and other marketing events, and delays or disruptions in our or our partners’ supply chains, including delays or disruptions in procuring and shipping the hardware appliances on which our software solutions run. As a result, we may experience extended sales cycles, our ability to close transactions with new and existing customers and partners may be negatively impacted, potentially significantly, our ability to recognize revenue from software transactions we do close may be negatively impacted, potentially significantly, our demand generation activities, and the efficiency and effect of those activities, may be negatively affected, our ability to provide 24x7 worldwide support to our customers may be effected, and it may continue to be more difficult for us to forecast our operating results. These macroeconomic challenges and uncertainties, including a possible pandemic, have, and may continue to, put pressure on global economic conditions and overall IT spending and may cause our customers to modify spending priorities or delay or abandon purchasing decisions, thereby lengthening sales cycles and potentially lowering prices for our solutions and product and services offerings, and may make it difficult for us to forecast our sales and operating results and to make decisions about future investments, any of which could materially harm our business, operating results and financial condition.

Public health threats or outbreaks of communicable diseases could have a material adverse effect on our operations and overall financial performance.

We may face risks related to public health threats or outbreaks of communicable diseases. A global health crisis could adversely affect the United States and global economies and limit the ability of enterprises to conduct business for an indefinite period. Such crisis may also cause disrupted financial markets, and international trade, resulted in increased unemployment levels and significantly impacted global supply chains, all of which have the potential to impact our business.

As we cannot predict the duration or scope of the global health crisis, the anticipated negative financial impact to our operating results cannot be reasonably estimated but could be material and last for an extended period of time.

Prolonged economic uncertainties or downturns could materially adversely affect our business.

Our business depends on our current and prospective customers’ ability and willingness to invest money in IT services, and more importantly cybersecurity projects, which in turn is dependent upon their overall economic health. Negative conditions in the general economy both in the United States and abroad, which beyond our control, could cause a decrease in business investments, including corporate spending on enterprise software in general, and could negatively affect the rate of growth of our business. Uncertainty in the global economy makes it difficult for our customers and us to forecast and plan future business activities accurately. This could cause our customers to reevaluate decisions to purchase our product or to delay their purchasing decisions, which could lengthen our sales cycles.

A significant number of our customers have been and continue to be impacted by the economic turmoil. Our customers may reduce their spending on IT; delay or cancel IT projects; focus on in-house development efforts; or seek to lower their costs by renegotiating maintenance and support agreements. To the extent purchases of licenses for our software and services are perceived by customers and potential customers to be discretionary, our revenues may be disproportionately affected by delays or reductions in general IT spending. If the economic conditions of the general economy or industries in which we operate worsen from present levels, our business, results of operations and financial condition could be adversely affected.

In addition, should we have a significant number of our employees contract the communicable diseases, it could have a negative impact on our ability to serve customers in a timely fashion.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate office is located at 4000 Sancar Drive, Suite 400, Research Triangle Park, NC 27709. In July 2022, Data443 NC, our wholly-owned subsidiary, entered into a five-year lease for approximately 13,867 square feet of office space at this address. We believe that the office facilities are sufficient for the foreseeable future and this arrangement will remain until we determine there is a need for a change.

Items 3. Legal Proceedings.

We may from time to time be involved in various claims and legal proceedings of a nature we believe are normal and incidental to our business. These matters may include product liability, intellectual property, employment, personal injury cause by our employees, and other general claims. We are not presently a party to any legal proceedings that, in the opinion of management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is no established public trading market for our Common Stock. Our Common Stock is currently quoted on the OTC Pink under the trading symbol “ATDS”. For the periods indicated, the following table sets forth the high and low bid prices per share of Common Stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. All per share amounts are adjusted for the reverse stock split of 1-for-8 shares of Common Stock, which became effective on March 8, 2022.

Fiscal Year 2022	High Bid	Low Bid
First Quarter	$18.40	$1.41
Second Quarter	$7.50	$1.55
Third Quarter	$6.99	$1.44
Fourth Quarter	$2.80	$.28

Fiscal Year 2021	High Bid	Low Bid
First Quarter	$592.00	$96.00
Second Quarter	$206.40	$73.60
Third Quarter	$80.40	$25.00
Fourth Quarter	$28.00	$6.40

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

Transfer Agent

Our transfer agent is Madison Stock Transfer Inc., located at 2500 Coney Island Ave, Sub Level Brooklyn, New York 11223, with a telephone number of 718-627-4453.

Number of Equity Security Holders

As of February 24, 2023, there were 543 holders of record of our Common Stock. This does not include beneficial owners holding Common Stock in street name, and as such, the number of beneficial holders of our shares may be larger than the number of stockholders of record.

Dividend Policy

Holders of our Common Stock are entitled to receive dividends as may be declared from time to time by our sole director. We have not paid any cash dividends on our Common Stock since inception and do not anticipate paying any in the foreseeable future. Our current policy is to retain earnings, if any, for use in our operations.

Recent Sales of Unregistered Securities

The following information represents securities sold by us within the past year which were not registered under the Securities Act. Included are sales of reacquired securities, as well as new issues, securities issued in exchange for property, services, or other securities, and new securities resulting from the modification of outstanding securities. All issuances were exempt under Section 4(a)(2) of the Securities Act unless otherwise noted.

●	On February 8, 2022, a noteholder converted $27,812 of convertible debt into 6,091 shares of Common Stock.

●	On February 11, 2022, noteholders converted $47,997 of convertible debt into 4,150 shares of Common Stock.

●	On February 28, 2022, a noteholder converted 6,631 of warrants into 6,631 shares of Common Stock.

●	On March 1, 2022, a noteholder converted $14,496 of convertible debt into 1,469 shares of Common Stock.

●	On April 7, 2022, we issued 2,402 shares of Common Stock to Root Ventures, LLC pursuant to an agreement with Root Ventures, LLC, in exchange for $15,013.

●	On April 7, 2022, we issued 1,852 shares of Common Stock to One44 Capital, LLC pursuant to an agreement with One44 Capital, LLC, in exchange for $11,575.

●	On April 7, 2022, we issued 933 shares of Common Stock to GS Capital Partners, LLC pursuant to an agreement with GS Capital Partners, LLC, in exchange for $5,831.

●	On April 7, 2022, we issued 6,431 shares of Common Stock to Westland Properties, LLC pursuant to an agreement with Westland Properties, LLC, in exchange for 40,194.

●	On April 7, 2022, we issued 2,402 shares of Common Stock to Fast Capital, LLC pursuant to an agreement with Fast Capital, LLC, in exchange for $15,013.

●	On April 20, 2022, we issued 380,952 shares of Common Stock to Centurion Holdings I, LLC pursuant to an purchase agreement with Centurion Holdings I, LLC, in exchange for $2,476,188.

●	On May 3, 2022, we issued 76,000 shares of our common stock to Allan S. Brantley pursuant to an agreement with SJSS Investments, in exchange for $760 of note payable principal.

●	On May 3, 2022, we issued 75,200 shares of Common Stock to SJSS Investments pursuant to an agreement with SJSS Investments, in exchange for $752 of note payable principal.

●	On July 26, 2022, we issued 31,019 shares of Common Stock to One44 Capital, LLC pursuant to an agreement with One44 Capital, LLC, in exchange for $30,000 in note payable principal and $1,221 of accrued interest.

●	On August 18, 2022, we issued 27,322 shares of Common Stock to Fast Capital, LLC pursuant to an agreement with Fast Capital, LLC, in exchange for $50,000 in note payable principal.

●	On August 19, 2022, we issued 23,460 shares of Common Stock to Allan S. Brantley pursuant to an agreement with Allan S. Brantley, in exchange for $235 in note payable principal.

●	On September 14, 2022, we issued 11,111 shares of Common Stock to Red Road Holdings Corporation pursuant to an agreement with Red Road Holdings Corporation, in exchange for $20,000 in note payable principal.

●	On September 21, 2022, we issued 30,700 shares of Common Stock to SJSS Investments pursuant to an agreement with SJSS Investments, in exchange for $307 in note payable principal.
●	On October 8, 2022, we issued 30,700 shares of Common Stock to Red Road Holdings Corporation pursuant to an agreement with Red Road Holdings Corporation, in exchange for $15,000 in note payable principal.

●	On November 7, 2022, we issued 54,776 shares of Common Stock to Mast Hill Fund pursuant to an agreement with Mast Hill Fund, in exchange for $54,776 of accrued interest.
●	On November 8, 2022, we issued 18,382 shares of Common Stock to Red Road Holdings Corporation pursuant to an agreement with Red Road Holdings Corporation, in exchange for $15,000 in note payable principal.

●	On November 15, 2022, we issued 32,895 shares of Common Stock to Red Road Holdings Corporation pursuant to an agreement with Red Road Holdings Corporation, in exchange for $30,000 in note payable principal.

●	On November 21, 2022, we issued 27,627 shares of Common Stock to Red Road Holdings Corporation pursuant to an agreement with Red Road Holdings Corporation, in exchange for $21,813 in note payable principal and accrued interest of $6,919.

●	On November 23, 2022, we issued 24,038 shares of Common Stock to 1800 Diagonal Lending, LLC pursuant to an agreement with 1800 Diagonal Lending, LLC, in exchange for $25,000 in note payable principal.

●

On November 23, 2022, we issued 54,776 shares of Common Stock to Mast Hill Fund pursuant to an agreement with Mast Hill Fund, in exchange for $21,988 in note payable principal and $8,730 of accrued interest.

●

On November 28, 2022, we issued 47,753 shares of Common Stock to GS Capital Partners LLC pursuant to an agreement with GS Capital Partners LLC, in exchange for $32,500 in note payable principal and $2,499 of accrued interest.

●	On November 28, 2022, we issued 28,846 shares of Common Stock to 1800 Diagonal Lending, LLC pursuant to an agreement with 1800 Diagonal Lending, LLC, in exchange for $30,000 in note payable principal.

●	On November 30, 2022, we issued 37,602 shares of Common Stock to 1800 Diagonal Lending, LLC pursuant to an agreement with 1800 Diagonal Lending, LLC, in exchange for $35,562 in note payable principal and $4,157 of accrued interest.

●	On November 30, 2022, we issued 30,750 shares of Common Stock to Jefferson Street Capital LLC pursuant to an agreement with Jefferson Street Capital LLC, in exchange for $30,000 in note payable principal and $750 of accrued interest.

●	On December 7, 2022, we issued 30,750 shares of Common Stock to Jefferson Street Capital LLC pursuant to an agreement with Jefferson Street Capital LLC, in exchange for $30,000 in note payable principal and $750 of accrued interest.

●	On December 7, 2022, we issued 96,432 shares of Common Stock to Fast Capital LLC pursuant to an agreement with Fast Capital LLC, in exchange for $50,000 in note payable principal.

●

On December 8, 2022, we issued 83,189 shares of Common Stock to GS Capital Partners LLC pursuant to an agreement with GS Capital Partners LLC, in exchange for $40,000 in note payable principal and $3,134 of accrued interest.

●	Between August 25, 2022, and November 7, 2022, we sold 931,000 shares of Common Stock to 39 accredited investors in a private placement offering, in exchange for $931,000.

Repurchase of Equity Securities

None.

Information About Our Equity Compensation Plans

The information required under this heading is incorporated herein by reference to the applicable information set forth in Item 12 of this Annual Report on Form 10-K.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition for the years ended December 31, 2022 and 2021 should be read in conjunction with our consolidated financial statements, and the notes to those financial statements that are included elsewhere in this Annual Report.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions, or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements.” All statements other than statements of historical facts contained in this annual report may be forward-looking statements. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “continues,” “anticipates,” “expects,” “seeks,” “projects,” “intends,” “plans,” “may,” “will,” “would” or “should” or, in each case, their negative or other variations or comparable terminology. They appear in a number of places throughout this annual report, and include statements regarding our intentions, beliefs, or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies, future acquisitions, and the industry in which we operate.

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

Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and industry developments may differ materially from statements made in or suggested by the forward-looking statements contained in this annual report. The matters summarized under “Overview”, “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere in this annual report could cause our actual results to differ significantly from those contained in our forward-looking statements. In addition, even if our results of operations, financial condition and liquidity, and industry developments are consistent with the forward-looking statements contained in this annual report, those results or developments may not be indicative of results or developments in subsequent periods.

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

The ransomware landscape and other threats to data have accelerated the rate at which businesses are adopting data security solutions and we believe that our portfolio of data security and privacy products provides an encompassing solution set such that we are well positioned to capitalize on this trend and establish our products as new data privacy and security standards. Our offerings are anchored in reliable and comprehensive privacy management and equip organizations with a seamless approach to safeguard data, protect against attacks, and otherwise mitigate the most critical risks.

Sector-specific US laws, state-level legislation, and outside-the-United States regulations are confounding enterprises of all sizes for whom safeguarding and stewarding data is key, but for whom becoming specialists in privacy and security is not an element of their strategic roadmap. For many of these enterprises, we can bridge the gap between their need to protect data and their need to use their resources to grow their core business by offering turnkey solutions and related counseling and technical support to offset risks from data breaches and security incidents of various types. We provide products and services for the marketplace that are designed to protect data that is stored in the cloud, on-premises, and in hybrid cloud/on-premises environments, and data that is transmitted throughout the enterprise, including but not limited to by remote employees. Our suite of security products focuses on protecting sensitive files and email, confidential customer, patient and employee data, financial records, strategic and product plans, intellectual property and other proprietary information, allowing our customers to create, share, and protect their sensitive data wherever it is stored and however it is used.

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

Results of Operations for the Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

Our operations for the year ended December 31, 2022 and 2021 are outlined below:

	Years Ended
	December 31,
	2022	2021	Change	%
Revenue	2,627,123	3,609,494	(982,371)	(27)%
Cost of revenue	518,843	546,888	$(28,045)	(5)%
Gross Profit	2,108,280	3,062,606	(954,326)	(31)%
Gross Profit Percentage	80%	85%	(7)%	(5)%

Operating expense	5,784,408	5,699,845	(84,563)	(1)%
Other expense	(6,037,339)	(3,837,915)	(2,199,424)	(57)%
Net loss	(9,713,467)	(6,475,154)	(3,238,313)	(50)%

Revenue

The decrease in revenue in part is due to our ongoing shift for some products from one-time sales perpetual licenses with annual maintenance contracts (also referred to as perpetual license “renewals”) to time-based subscriptions with multiyear upfront payments; this shift resulted in fewer customers paying for subscriptions or renewals in the year. We also believe customers and prospective customers were reluctant to consider deals regarding new business opportunities due to concerns based on economic uncertainty and other global events. However, we continue to see organic growth in increased consumption of our services that contain storage or volume components, matching our expectations and as is reflected in our continuing Annual Recurring Revenue (“ARR’) growth.

Cost of revenue

Cost of revenue consists of direct expenses, such as labor, shipping, and supplies.

For the years ended December 31, 2022 and 2021 our operating expenses are as follows:

	Years Ended
	December 31,
	2022	2021	Change	%
Operating expenses
General and administrative	5,552,936	5,433,113	(119,823)	(2)%
Sales and marketing	231,472	266,732	35,260	13%
Total operating expenses	5,784,408	5,699,845	(84,563)	(1)%

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

Other income (expense)

Other expenses for the year ended December 31, 2022 consisted primarily of interest expense. Other expenses for the year ended December 31, 2022 consisted of interest expense and loss on change in fair value of derivative. The increase in other expenses was primarily due to an increase in interest expense.

Net Loss

The net loss for the year ended December 31, 2022 was mainly derived from an operating loss of $3,676,128, and interest expense of $5,979,456 and loss on change in fair value of derivative liability of $57,883. The net loss for the year ended December 31, 2021 was mainly derived from an operating loss of $2,637,239, and interest expense of $3,334,413 and loss on change in fair value of derivative liability of $614,658.

Cash Flow for the Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

Liquidity and Capital Resources

The following table provides selected financial data about us as of December 31, 2022 and 2021, respectively.

Working Capital

The following table provides selected financial data about us as of December 31, 2022 and 2021, respectively.

	December 31,	December 31,
	2022	2021	Change	%
Current assets	$2,851,082	$1,297,304	$1,553,778	120%
Current liabilities	$8,604,066	$4,502,937	$(4,101,129)	(91)%
Working capital deficiency	$(5,752,984)	$(3,205,633)	$(2,547,351))	(79)%

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of December 31, 2022, our principal sources of liquidity were cash of $1,712, trade accounts receivable of $31,978 and prepaid and other current assets of $2,817,392, as compared to cash of $1,204,933 and trade accounts receivable of $21,569 and prepaid and other current assets of $70,802 as of December 31, 2021.

During the last two years, and through the date of this Report, we have faced an increasingly challenging liquidity situation that has limited our ability to execute our operating plan. We will need to obtain capital to continue operations. There is no assurance that we will be able to secure such funding on acceptable terms. During the year ended December 31, 2022 and 2021, we reported a loss from operations of $3,676,128, and $2,637,239, respectively, and had negative cash flows used in operating activities of $2,886,337 and $855,540, respectively, for the same periods.

As of December 31, 2022, we had assets of cash in the amount of $1,712 and other current assets in the amount of $2,849,370. As of December 31, 2022, we had current liabilities of $8,604,066. We accumulated deficit as of December 31, 2022 was $51,412,413.

As of December 31, 2021, we had assets of cash in the amount of $1,204,933 and other current assets in the amount of $92,371. As of December 31, 2021, we had current liabilities of $4,502,937. Our accumulated deficit as of December 31, 2021 was $42,033,887.

The revenues, if any, generated from our acquisitions alone will not be sufficient to fund our operations or planned growth. We will require additional capital to continue to operate our business, and to further expand our business. Sources of additional capital through various financing transactions or arrangements with third parties may include equity or debt financing, bank loans or revolving credit facilities. We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. Unless we can attract additional investment, our future operating as a going concern is in serious doubt.

We are now obligated to file annual, quarterly and current reports with the SEC pursuant to the Exchange Act. In addition, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the rules subsequently implemented by the SEC and the Public Company Accounting Oversight Board have imposed various requirements on public companies, including requiring changes in corporate governance practices. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities of ours more time-consuming and costly. In order to meet the needs to comply with the requirements of the Exchange Act, we will need an investment of capital.

Management has determined that additional capital will be required in the form of equity or debt securities. There is no assurance that management will be able to raise capital on terms acceptable to us.

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

Cash Flow

	Years Ended
	December 31,
	2022	2021	Change
Cash used in operating activities	$(2,886,337)	$(855,540)	$(2,030,797)
Cash used in investing activities	$(561,128)	$(138,331)	$(422,797)
Cash provided by financing activities	$2,244,244	$2,140,021	$104,223
Cash on hand	$1,712	$1,204,933	$(1,203,221)

Operating Activities

During the year ended December 31, 2022, we used $2,886,337 in operating activities, compared to $855,540 during the year ended December 31, 2021. The increase in cash used in operating activities was primarily due to a decrease in operating liabilities.

Investing Activities

During the year ended December 31, 2022, we used funds in investing activities of $561,128 to acquire intellectual property and to acquire property and equipment. During the year ended December 31, 2021, we used funds in investing activities of $138,331 to acquire property and equipment.

Financing Activities

During the year ended December 31, 2022, we raised $931,000 through the issuance of Common stock; $75,000 through the issuance of Series B Preferred Stock; $1,747,680 from the issuance of convertible debt; $3,448,246 from the issuance of notes payable; and, $299,278 from a loan from a related party, offset in part through the redemption of Series B Preferred Stock of $487,730; repayment of convertible note payable of $1,146,359; repayment of $4,408,240 on notes payable; repayment to a related party of $434,584 and, $72,768 of capital lease payments. By comparison, during the year ended December 31, 2021, we raised $846,801 through the issuance of Common stock; $525,000 through the issuance of Series B Preferred Stock; $1,482,000 from the issuance of convertible debt; $4,377,226 from the issuance of notes payable; and, $366,943 from a loan from a related party, offset in part through the redemption of Series B Preferred Stock of $63,999; repayment of convertible note payable of $45,000; repayment of $4,577,578 on notes payable; repayment to a related party of $680,807, and $90,565 of capital lease payments.

We depend upon receiving capital investment or other financing to fund our ongoing operations and execute our business plan. In addition, we are dependent upon our controlling stockholder to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our plan of operations.

Going Concern

The consolidated financial statements accompanying this Annual Report have been prepared on a going concern basis, which implies that we will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. We have generated very limited revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. Our continuation as a going concern is dependent upon our ability to obtain necessary financing to achieve our operating objectives, and the attainment of profitable operations. As of December 31, 2022, we had an accumulated deficit and working capital deficiency. We do not have sufficient working capital to enable us to carry out our plan of operation for the next twelve months.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the consolidated financial statements for the year ended December 31, 2022, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity or debt securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. There can be no assurance that we will be able to raise any additional capital.

Management’s Plans

Our plan is to continue to grow our business through strategic acquisitions, and then expand selling across our subsidiaries and affiliated companies. We continue to focus heavily on our renewals business that we inherit from our acquisitions. During the next twelve months, we anticipate incurring costs related to (i) filing of Exchange Act reports; and, (ii) operating our businesses. We will require additional operating capital to maintain and continue operations. We will need to raise additional capital through debt or equity financing, and there is no assurance we will be able to raise the necessary capital. We expect our cost basis for fundraising to be significantly less if we are able to be listed on a major stock exchange. We also expect our equity components to have more value as part of our acquisitions and by virtue be less costly for us.

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

The critical accounting policies used by management and the methodology for its estimates and assumptions are as follows:

Convertible Financial Instruments

We bifurcate conversion options from their host instruments and accounts for them as free standing derivative financial instruments if certain criteria are met. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule is when the host instrument is deemed to be conventional, as that term is described under applicable GAAP.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on its evaluation, management concluded as of December 31, 2022 that our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting, described below in Management’s Report on Internal Control Over Financial Reporting. Notwithstanding the identified material weaknesses, management believes the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Management’s Report on Internal Control Over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. An evaluation was performed of the effectiveness of our internal control over financial reporting. The evaluation was based on the framework in 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the criteria set forth in 2013 Internal Control — Integrated Framework, our management concluded that, as of December 31, 2022 our internal control over financial reporting was not effective because of the identification of material weaknesses described as follows:

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

Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

Our management is committed to improving its internal controls when we have adequate resources to do so. We appointed a full-time Chief Financial Officer in September 2022, but do not currently have independent directors or an audit committee. Until there are independent directors and an audit committee, we will mitigate the lack of segregation of duties by (i) continuing to use third party specialists to assist us with accounting and finance matters; and (ii) commissioning frequent reconciliations of significant accounts using independent auditors.

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

Our current director and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position	Age	Date First Elected or Appointed

Jason Remillard	President; Chief Executive Officer; Chairman; Secretary	49	November 2017

Greg McCraw	Chief Financial Officer	59	September 2022

Business Experience

Jason Remillard

Jason Remillard is our President, Chief Executive Officer and Director, positions he has held since November 2017.

Mr. Remillard has led software organizations of all sizes throughout his career. In addition to product management, development, and marketing, he has delivered strategic consulting for leading organizations worldwide in both cyber-security and IT operations capabilities. He has had a distinguished career of over 25 years in the enterprise information technology business, providing services worldwide. He has been in all three of the recognized aspects of information technology: (i) as a vendor; (ii) as an implementer; and (iii) as a customer. Mr. Remillard has developed, delivered, and sold pervasive solutions and products for companies culminating in four successful market exits.

Immediately prior to forming our company, from 2016 until 2017, Mr. Remillard built ClassiDocs™, an award-winning data privacy and compliance product. During this period, he focused on enterprise customer relationships, strategic industry partnerships, and setting the foundation for a new and unique entry into the global and growing data privacy and compliance marketplace. Prior to this, he served as VP of Security Architecture and Engineering for Deutsche Bank and managed a large and complex portfolio of technology and staff globally, including risk management, data security, and enterprise compliance programs. From 2011 to 2014, Mr. Remillard led a large global diversified security products portfolio for Dell Software (formerly Quest Software), with over 4,000 active customers, development & marketing teams, and international distribution channels. From 2003 to 2009, Mr. Remillard was a management consultant for IBM Corporation. Prior to his time at IBM, he developed, marketed, and successfully managed five other startups in the cybersecurity space.

Mr. Remillard holds an MBA from the Richard Ivey School of Business (London, ON, Canada). He is also a Certified Information Systems Security Professional (CISSP). Mr. Remillard is a founding member of the Blockchain Executive Group; former VP of CISO Global Security Architecture and Engineering at Deutsche Bank; Senior Product Manager for Dell/Quest Software; Management Consultant for IBM; and Strategic Consultant for RBC Bank, TD Bank. Based on his experience and expertise in data security, we believe Mr. Remillard is qualified to serve as our President, Chief Executive Officer and Director.

Greg McCraw

Effective September 6, 2022, Greg McCraw was appointed as our Chief Financial Officer. Mr. McCraw, 59, has more than 30 years of experience in public and corporate accounting and finance for US and international publicly listed companies, specializing in US GAAP financial reporting requirements. He advised and assisted public companies, government-sponsored entities, and federal agencies in restating and filing timely reporting as well as monitoring regulatory compliance. Immediately prior to joining Data443 Data Risk Mitigation, Inc, Mr. McCraw was the Vice President of Finance for Light Wave Dental Management from January 2021 through August 2022. From August 2016 until January 2021, he was Managing Director of FMAC Group, LLC, a finance and accounting consulting firm providing services to top 100 financial institutions. Mr. McCraw is a North Carolina State University graduate with a BA in Accounting, Certified Public Accountant licensed in NC, and Certified in Financial Forensics by the AICPA.

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

Based solely on our review of certain reports filed with the SEC pursuant to Section 16(a) of the Exchange Act, we believe that all Section 16(a) filing requirements applicable to our executive officers, directors, and 10% or greater beneficial stockholders were met during the fiscal years ended December 31, 2022 and 2021.

Corporate Governance

Board Committees and Charters

Our board of directors does not maintain a separate audit, nominating and corporate governance or compensation committee. Functions customarily performed by such committees are performed by our board of directors as a whole. We do not currently have an “audit committee financial expert” since we currently do not have an audit committee.

Code of Business Conduct

We have adopted a code of ethics that applies to our Chief Executive Officer, our Chief Financial Officer and our Principal Accounting Officer. We will provide any person a copy of our code of ethics without charge upon request to 4000 Sancar Drive, Suite 400, Research Triangle Park, North Carolina 27709, Attention: Jason Remillard.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth certain compensation awarded to, earned by, or paid to the following “named executive officers,” which is defined as follows:

(a)	all individuals serving as our principal executive officer during the years ended December 31, 2022 and 2021; and

(b)	all individuals serving as our principal financial officer during the years ended December 31, 2022 and 2021.

We did not have any individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer as of the fiscal year ended December 31, 2022.

			Stock	Option	All Other
	Fiscal	Salary	Awards	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)

Jason Remillard	2022	$171,006	-	$412,000	-	$583,006
Chief Executive Officer and Director(1)	2021	201,441	-	6,834	-	$201,441

Greg McCraw	2022	$49,842	-	$41,180	-	$91,026
Chief Financial Officer(2)	2021	-	-	-	-	-

(1) Mr. Remillard served as our Chief Financial Officer from January 24, 2020 until December 3, 2021.

(2) Mr. McCraw serves as our Chief Financial Officer since September 6, 2022.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding stock options and stock awards held by our Named Executive Officers as of December 31, 2022:

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options: Exercisable	Number of Securities Underlying Unexercised Options: Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Jason Remillard	3	-	-		$62,400	December 30, 2028	-	-		-	-
	-	18	-		$10,062	February 9, 2031	-	-		-	-
	317,801	-			$1.87	November 15, 2027	-	-		-	-
	-	-		-	-	-	18	$157		-	-	*
	-	-		-	-	-	192,857	$61,714
Greg McCraw	41,800	-		-	$1.70	November 15, 2027	-		-	-	-
							192,857	$61,714		-	-

Employment Agreements

Jason M. Remillard Employment Agreement

Effective March 1, 2019, we and Mr. Remillard entered into an employment agreement (the “Remillard Employment Agreement”) providing for at-will employment, each party having the right to terminate the employment relationship at any time for any reason or no reason.

The Remillard Employment Agreement provides that Mr. Remillard will be employed by us as President and Chief Executive Officer. Under the Remillard Employment Agreement, Mr. Remillard receives a base salary of $180,000 annually. Mr. Remillard is also entitled to receive restricted stock units (“RSUs”) every three months until such time as Mr. Remillard is no longer employed by us. Each RSA consists of a number of shares of our Common Stock equal to the value of $45,000 under our 2019 Omnibus Incentive Plan (the “2019 Plan”). The RSUs vest in full six months from date of grant.

Each quarter, Mr. Remillard is also entitled to receive incentive stock options to purchase Common Stock up to a value of $35,000, in accordance with the vesting schedule determined by the administrator of the 2019 Plan.

Under the Remillard Employment Agreement, Mr. Remillard is entitled to participate in all employee benefit programs that we establish and make available to our employees from time to time, including our health and dental plans.

Greg McCraw Employment Agreement

Effective September 6, 2022, Mr. McCraw and the Company entered into an employment agreement (the “McCraw Employment Agreement”) providing for at-will employment, each party having the right to terminate the employment relationship at any time for any reason or no reason.

The McCraw Employment Agreement provides that Mr. McCraw will be employed by the Company as Chief Financial Officer. Under the McCraw Employment Agreement, Mr. McCraw’s receives a base salary of $180,000 annually. Mr. McCraw is also entitled to receive RSUs every three months until such time as Mr. McCraw is no longer employed by the Company. Each RSU consists of a number of shares of Common Stock equal to the value of $45,000 under the 2019 Plan. The RSUs vest in full six months from date of grant.

Each quarter, Mr. McCraw is also entitled to receive incentive stock options to purchase Common Stock up to a value of $35,000, in accordance with the vesting schedule determined by the administrator of the 2019 Plan.

Under the McCraw Employment Agreement, Mr. McCraw is entitled to participate in all employee benefit programs that we establish and make available to our employees from time to time, including our health and dental plans

Director Compensation

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of January 31,2023, certain information with regard to the record and beneficial ownership of our Common Stock by (i) each person known to us to be the record or beneficial owner of more than 5% of our Common Stock, (ii) each of our directors, (iii) each of the named executive officers, and (iv) all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60-days of the date of this table. In determining the percent of Common Stock owned by a person or entity as of the date of this Annual Report (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of Common Stock outstanding as of the date of this Annual Report, which is 2,615,737 shares, and (ii) the total number of shares of Common Stock that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

	Number of Shares	Percentage of
Name & Address (1)	Beneficially Owned (2)	Outstanding Shares (2)

Executive Officers & Directors
Jason Remillard	13,955	9.50	%(3)
Greg McCraw	-	-
All current executive officers and directors as a group (2 people)	13,955	9.50	%(3)

5% Stockholders
Jason Remillard	13,955	9.50	%(3)

(1)	The mailing address for each officer and director is c/o Data443 Risk Mitigation, Inc., 4000 Sancar Drive, Triangle Research Park, North Carolina 27709.

(2)	Includes (i) 149,892,000 shares which would be issued to Mr. Remillard upon conversion of his Series A Shares; (ii) three options to purchase shares of Common Stock; and, (iii) 108,379 shares of Common Stock currently owned by Mr. Remillard.

(3)	Mr. Remillard does not have the right to convert Series A Shares to Common Stock if he would beneficially own in excess of 9.50% of the number of shares of our Common Stock outstanding immediately after giving effect to the conversion, and the percentages set forth give effect to such limitation.

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

On September 16, 2019, we entered into an Asset Purchase Agreement with DMB Group, LLC (“DMB Group”). A significant part of the purchase price was in the form of our Common stock. As a direct result of this transaction and our Common stock issued to DMB Group, we determined that DMB Group was a related party. Amounts owed to DMB Group, including the note payable of $940,000 and member loans of $97,689 were recorded as amounts due to a related party. During the year ended December 31, 2022, we repaid a note payable of $124,985 including interest expense of $1,240. As of December 31, 2022 and December 31, 2021, we had recorded a liability to DMB Group totaling $0 and $123,745, respectively.

During the year ended December 31, 2022, we received cash from our Chief Executive Officer of $299,281, our CEO paid operating expenses of $167,653, and repaid $602,237 to our Chief Executive Officer.

As of December 31, 2022 and December 31, 2021, we had due to related party transactions in the amounts of $112,064 and $247,366, respectively.

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

Director Independence

Our Board of Directors is currently composed of a single member, Jason Remillard, who does not qualify as an independent director in accordance with the NASDAQ Listing Rule 5605(a)(2).

Item 14. Principal Accountant Fees and Services.

The following table provides information regarding the fees billed to us by TPS Thayer in the years ended December 31, 2022 and 2021. All fees described below were approved by Board:

	For the years ended December 31,
	2022	2021
Audit Fees (1)	$82,500	$68,000

Audit Related Fees (2)	-	-

Tax Fees (3)	1,000	-

All Other Fees (4)	-	-

Total Fees:	$83,500	$68,000

(1)	Audit Fees include fees for services rendered for the audit of our consolidated financial statements, included in our Annual Report on Form 10-K.

(2)	Audit Related Fess consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

(3)	Tax Fees consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees consists of fees for other miscellaneous items.

Pre-Approval Policies and Procedures

The policy of our Board is to pre-approve all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax services, and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The independent auditor and management are required to periodically report to the Board regarding the extent of services provided by the independent auditor in accordance with this pre-approval. Any proposed services not included within the list of pre-approved services or any proposed services that will cause us to exceed the pre-approved aggregate amount requires specific pre-approval by the Board.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)		The following documents are filed as part of this Annual Report on Form 10-K:

	(1)	Financial Statements – See Index on page F-1 of this report

(b)		The following exhibits are filed herewith as a part of this report

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date

3.1	Amended and Restated Articles of Incorporation, dated May 1, 2018.	10-12G	3.2	1/11/2019

3.2	Certificate of Designation for Preferred Series A Stock, dated May 28, 2008.	10-12G	3.4	1/11/2019

3.3	Amendment to Certificate of Designation for Preferred Series A Stock, dated April 27, 2018.	10-12G	3.4	1/11/2019

3.4	Bylaws of the Company.	10-SB	I	1/4/2000

3.5	Certificate of Amendment to Articles of Incorporation dated August 17, 2020.	8-K	3.1	8/21/2020

3.6	Certificate of Designation for Preferred Series B Stock, dated November 25, 2020.	8-K	3.1	12/2/2020

3.7	Certificate of Amendment to Articles of Incorporation dated December 15, 2020, increasing the number of authorized shares of Common Stock to 1.8 billion.	8-K	3.1	12/17/2020

3.8	Certificate of Amendment to Articles of Incorporation dated April 21, 2021.	8-K	3.1	4/27/2021

3.9	Certificate of Amendment to Articles of Incorporation dated January 10, 2021.	8-K	3.1	6/21/2021

3.10	Certificate of Change to Articles of Incorporation dated January 6, 2022.	8-K	3.1	3/11/2022

4.1	Description of Securities	10-K	4.1	3/31/2022

4.2	Warrant Exchange Notes issued as of 17 November 2020 in the total original principal amount of $100,000.	10-K	4.7	3/23/2021

4.3	Common Stock Purchase Warrant issued in favor of Triton Funds LP on December 11, 2020.	8-K	4.1	12/17/2020

4.4	Common Stock Purchase Warrant issued in favor of Auctus Fund, LLC on 23 April 2021.	8-K	4.1	4/27/2021

4.5	Common Stock Purchase Warrant issued in favor of Auctus Fund, LLC on April 22, 2021.	8-K	4.2	4/27/2021

4.6	Common Stock Purchase Warrant issued in favor of Auctus Fund, LLC on 30 July 2021 for the purchase of 62,667 shares of Common Stock at $4.50 per share.	10-Q	4.11	8/03/2021

4.7	Common Stock Purchase Warrant issued in favor of Auctus Fund, LLC on 30 July 2021 for the purchase of 62,667 shares of Common Stock at $4.50 per share.	10-Q	4.12	8/03/2021

4.8	Common Stock Purchase Warrant issued in favor of Jefferson Street Capital LLC on 28 September 2021.	10-K	4.9	03/31/2022

4.9	Convertible Promissory Note issued by the Company in favor of Jefferson Street Capital LLC on 28 September 2021 in the original principal amount of $110,000.	10-K	4.10	03/31/2022

4.10	Common Stock Purchase Warrant issued in favor of Mast Hill Fund, LP on 19 October 2021.	10-Q	4.13	10/26/2021

4.11	Common Stock Purchase Warrant issued in favor of Mast Hill Fund, LP on 19 October 2021.	10-Q	4.14	10/26/2021

4.12	Common Stock Purchase Warrant issued in favor of Westland Properties, LLC on 21 December 2021.	10-K	4.13	03/31/2022

4.13	Convertible Promissory Note issued by the Company in favor of Westland Properties, LLC on 21 December 2021.	10-K	4.14	03/31/2022

4.14	Convertible Promissory Note issued by the Company in favor of GS Capital Partners, LLC on 11 February 2022.	10-K	4.15	03/31/2022

4.15	Convertible Promissory Note issued by the Company in favor of One44 Capital LLC on 11 February 2022.	10-K	4.16	03/31/2022

4.16	Convertible Promissory Note issued by the Company in favor of Fast Capital, LLC on 14 February 2022.	10-K	4.17	03/31/2022

4.17	Convertible Promissory Note issued by the Company in favor of Root Ventures, LLC on 1 March 2022.	10-K	4.18	03/31/2022

4.18	Convertible Promissory Note issued by the Company in favor of Red Road Holdings Corporation on 9 March 2022.	10-K	4.19	03/31/2022

4.19	Convertible Promissory Note issued by the Company in favor of Vital Link Financial Services, LLC on 30 June 2022.	10-Q	4.20	9/30/2022

4.20	Convertible Promissory Note issued by the Company in favor of Walleye Opportunities Master Fund Ltd on 7 December 2022.	8-K	4.1	12/12/2022

4.21	Common Stock Purchase Warrant issued to Walleye Opportunities Master Fund Ltd on 7 December 2022.	8-K	4.2	12/12/2022

4.22	Convertible Promissory Note issued by the Company in favor of Walleye Opportunities Master Fund Ltd on January 24, 2023.	8-K	4.1	1/30/2023

4.23	Common Stock Purchase Warrant issued to Walleye Opportunities Master Fund Ltd on January 24, 2023.	8-K	4.2	1/30/2023

4.24*	Convertible Promissory Note issued by the Company in favor of Jefferson Street Capital LLC on May 9, 2022.

4.25*	Common Stock Purchase Warrant issued to Moody Capital Solutions Inc. on May 9, 2022.

4.26*	Convertible Promissory Note issued by the Company in favor of 1800 Diagonal Lending LLC on January 4, 2023.

10.1	Asset Purchase Agreement dated January 26, 2018 by and between Myriad Software Productions, LLC and Data443 Risk Management, Inc.	10-12G	10.1	1/11/2019

10.2	Secured Promissory Note dated January 26, 2018 issued by Data443 Risk Management, Inc. in favor of Myriad Software Productions, LLC.	10-12G	10.2	1/11/2019

10.3	Security Agreement dated January 26, 2018 executed by Data443 Risk Management, Inc. in favor of Myriad Software Productions, LLC.	10-12G	10.3	1/11/2019

10.4†	2019 Omnibus Stock Incentive Plan dated May 16, 2019	8-K	10.1	5/19/2019

10.5†	Advisory Board Agreement, effective July 28, 2020, between the Company and Omkharan Arasaratnam.	10-Q	10.19	8/6/2020

10.6	Letter Agreement effective August 28, 2020, between the Company and Maxim Group, LLC.	10-Q	10.23	11/16/2020

10.7	Asset Sale Agreement effective January 31, 2021, between the Company and the secured creditors of Wala, Inc.	10-K	10.28	3/23/2021

10.8	Three Secured Promissory Notes, each effective January 31, 2021 and issued by the Company in favor of the secured creditors of Wala, Inc.	10-K	10.29	3/23/2021

10.9	Security Agreement effective January 31, 2021, between the Company and the secured creditors of Wala, Inc.	10-K	10.30	3/23/2021

10.10	Form of Securities Purchase Agreement entered into with Auctus Fund, LLC on April 23, 2021.	8-K	10.1	4/27/2021

10.11	Form of Senior Secured Promissory Note issued in favor of Auctus Fund, LLC on April 23, 2021.	8-K	10.2	4/27/2021

10.12	Form of Security Agreement entered into with Auctus Fund, LLC on April 23, 2021.	8-K	10.3	4/27/2021

10.13†	Employment Agreement, Effective March 1, 2019 between the Company and Jason Remillard	10-K	10.13	3/31/2022

10.14†*	Employment Agreement, effective December 1, 2021 between the Company and Greg McCraw

10.15	Form of Securities Purchase Agreement entered into with Auctus Fund, LLC on 29 July 2021.	10-Q	10.34	8/3/2021

10.16	Form of Senior Secured Promissory Note issued in favor of Auctus Fund, LLC on 29 July 2021.	10-Q	10.35	8/3/2021

10.17	Form of Security Agreement entered into with Auctus Fund, LLC on 29 July 2021.	10-Q	10.36	8/3/2021

10.18	Form of Securities Purchase Agreement entered into with Jefferson Street Capital LLC on 28 September 2021.	10-K	10.18	03/31/2022

10.19	Form of Securities Purchase Agreement entered into with Mast Hill Fund, LP on 19 October 2021.	10-Q	10.37	10/26/2021

10.20	Form of Promissory Note issued in favor of Mast Hill Fund, LP on 19 October 2021.	10-Q	10.38	10/26/2021

10.21	Form of Securities Purchase Agreement entered into with Westland Properties, LLC on 21 December 2021.	10-K	10.21	03/31/2022

10.22	Centurion Holdings I, LLC asset purchase agreement dated January 19, 2022	8-K	10.1	1/19/2022

10.23	Form of Securities Purchase Agreement entered into with GS Capital Partners, LLC on 11 February 2022.	10-K	10.23	03/31/2022

10.24	Form of Securities Purchase Agreement entered into with One44 Capital LLC on 11 February 2022.	10-K	10.24	03/31/2022

10.25	Form of Securities Purchase Agreement entered into with Fast Capital, LLC on 14 February 2022.	10-K	10.25	03/31/2022

10.26	Form of Securities Purchase Agreement entered into with Root Ventures, LLC on 1 March 2022.	10-K	10.26	03/31/2022

10.27	Form of Securities Purchase Agreement entered into with Red Road Holdings Corporation on 9 March 2022.	10-K	10.27	03/31/2022

10.28	Form of Securities Purchase Agreement between the Company and Walleye Opportunities Master Fund Ltd, dated December 7, 2022.	8-K	10.1	12/12/2022

10.29	Form of Securities Purchase Agreement between the Company and Walleye Opportunities Master Fund Ltd, dated January 30, 2023.	8-K	10.1	1/30/2023

10.30*	Form of Securities Purchase Agreement between the Company and Jefferson Street Capital LLC, dated May 9, 2022, 2022.

10.31*	Form of Securities Purchase Agreement between the Company and 1800 Diagonal Lending LLC, dated January 4, 2023.

10.32*	Asset Sale Agreement, between the Company and Wala, Inc., dated January 31, 2021.

10.33*	Bill of Sale, between the Company and the sellers listed therein, date January 31, 2021.

10.34*	I.P. Assignment and Assumption Agreement, between the Company and certain noteholders of the Company, dated January 31, 2021.

10.35*	Security Agreement, between the Company and certain secured parties listed therein, dated January 31, 2021.

21.1	Subsidiaries of the Registrant	10-K	21.1	3/31/2022

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1**	Section 1350 Certification of Chief Executive Officer.

32.2**	Section 1350 Certification of Chief Financial Officer.

101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

† Indicates management contract or compensatory plan or arrangement

* Filed herewith.

** Furnished herewith.

Item 16. Form 10-K Summary

None.

DATA443 RISK MITIGATION, INC.

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder’s

Data443 Risk Mitigation

Opinion on the Financial

We have audited the accompanying consolidated balance sheets of Data443 Risk Mitigation, Inc. (the Company) as of December 31, 2022 and 2021, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has negative working capital and a stockholders’ deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Sugar Land, Texas

February 24, 2023

DATA443 RISK MITIGATION, INC.

CONSOLIDATED BALANCE SHEETS

	As of
	December 31,	December 31,
	2022	2021
Assets
Current assets
Cash	$1,712	$1,204,933
Accounts receivable, net	31,978	21,569
Advance payment for acquisition	2,726,188	-
Prepaid expense and other current assets	91,204	70,802
Total current assets	2,851,082	1,297,304

Property and equipment, net	427,031	288,406
Operating lease right-of-use assets, net	405,148	174,282
Intellectual property, net of accumulated amortization	454,331	1,269,819
Deposits	45,673	31,440
Total Assets	$4,183,265	$3,061,251

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$1,031,931	115,673
Deferred revenue	1,704,249	1,035,185
Interest payable	478,712	204,915
Notes payable, net of unamortized discount	918,785	1,720,777
Convertible notes payable, net of unamortized discount	4,134,155	993,931
Due to a related party	112,062	247,366
Operating lease liability	213,831	112,322
Finance lease liability	10,341	72,768
Total Current Liabilities	8,604,066	4,502,937

Series B Preferred Stock, 80,000 shares designated; $0.001 par value; Stated value $10.00, 0 and 29,750 shares issued and outstanding, net of discount, respectively	-	278,811
Notes payable, net of unamortized discount - non-current	3,104,573	1,770,989
Convertible notes payable, net of unamortized discount - non-current	97,946	22,357
Deferred revenues - non-current	788,902	573,411
Operating lease liability - non-current	354,631	125,640
Finance lease liability - non-current	-	10,341
Total Liabilities	12,950,118	7,284,486

Stockholders’ Deficit
Preferred stock: 337,500 authorized; $0.001 par value
Series A Preferred Stock, 150,000 shares designated; $0.001 par value; 149,892 and 150,000 shares issued and outstanding, respectively	150	150
Common stock: 125,000,000 authorized; $0.001 par value; 2,615,737 and 122,044 shares issued and outstanding, respectively	2,611	122
Additional paid in capital	42,642,514	37,810,380
Accumulated deficit	(51,412,128)	(42,033,887)
Total Stockholders’ Deficit	(8,766,853)	(4,223,235)
Total Liabilities and Stockholders’ Deficit	$4,183,265	$3,061,251

See the accompanying notes, which are an integral part of these consolidated financial statements.

DATA443 RISK MITIGATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2022	2021

Revenue	$2,627,123	$3,609,494
Cost of revenue	518,843	546,888
Gross profit	2,108,280	3,062,606

Operating expenses
General and administrative	5,552,936	5,433,113
Sales and marketing	231,472	266,732
Total operating expenses	5,784,408	5,699,845

Net loss from operations	(3,676,128)	(2,637,239)

Other income (expense)
Interest expense	(5,979,456)	(3,334,413)
Loss on impairment of intangible asset	-	(75,000)
Gain (loss) on settlement of debt	-	186,156
Change in fair value of derivative liability	(57,883)	(614,658)
Total other expense	(6,037,339)	(3,837,915)

Loss before income taxes	(9,713,467)	(6,475,154)
Provision for income taxes	-	-
Net loss	$(9,713,467)	$(6,475,154)

Dividend on Series B Preferred Stock	(104,631)	(40,149)
Net loss attributable to common stockholders	$(9,818,098)	$(6,515,303)

Basic and diluted loss per Common Share	$(3.75)	$(68.79)
Basic and diluted weighted average number of common shares outstanding	2,140,198	94,708

See the accompanying notes, which are an integral part of these consolidated financial statements.

DATA443 RISK MITIGATION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Series A				Additional		Total Stockholders’
	Preferred Stock		Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance - December 31, 2020	150,000	$150	65,308	$66	$32,027,696	$(35,518,584)	$(3,490,672)

Common stock issued for cash	-	-	10,419	10	846,791	-	846,801
Common stock issued for conversion of Series B preferred stock	-	-	18,024	18	827,088		827,106
Common stock issued for conversion of debt	-	-	24,536	25	1,842,828	-	1,842,853
Common stock issued in conjunction with convertible notes	-	-	1,414	1	133,662	-	133,663
Common stock issued for exercised cashless warrant	-	-	1,116	1	(1)	-	-
Warrant issued in conjunction with debts	-	-	-	-	1,024,780	-	1,024,780
Resolution of derivative liability upon exercise of warrant	-	-	-	-	139,067	-	139,067
Stock-based compensation	-	-	1,227	1	968,469	-	968,470

Net loss	-	-	-	-	-	(6,515,303)	(6,515,303)
Balance - December 31, 2021	150,000	$150	122,044	$122	$37,810,380	$(42,033,887)	$(4,223,235)

Cumulative-effect adjustment from adoption of ASU 2020-06	-	-	-	-	(517,500)	439,857	(77,643)
Common stock issued for acquisition of Centurion assets	-	-	380,952	380	2,475,808	-	2,476,188
Subscription for share issuance	-	-	931,000	931	930,069	-	931,000
Common stock issued for conversion of preferred stock	(108)	-	108,000	108	(108)	-	-
Common stock issued for conversion of debt	-	-	998,899	995	652,801	-	653,796
Common stock issued in conjunction with convertible notes	-	-	18,170	18	140,919	-	140,937
Common stock issued for exercised cashless warrants	-	-	6,631	7	(7)	-	-
Common stock issued for service	-	-	50,041	50	164,970	-	165,020
Resolution of derivative liability upon exercise of warrants	-	-	-	-	57,883	-	57,883
Warrants issued in conjunction with debts	-	-	-	-	47,628	-	47,628
Stock-based compensation	-	-	-	-	879,671	-	879,671
Net loss	-	-	-	-	-	(9,818,098)	(9,818,098)
Balance - December 31, 2022	149,892	$150	2,615,737	$2,611	$42,642,514	$(51,412,128)	$(8,766,853)

See the accompanying notes, which are an integral part of these consolidated financial statements.

DATA443 RISK MITIGATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,713,467)	$(6,475,154)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	57,883	614,658
(Gain) loss on settlement of debt	-	(186,156)
Stock-based compensation expense	1,044,691	968,470

Loss on impairment of intangible asset	-	75,000
Depreciation and amortization	987,991	1,140,362
Amortization of debt discount	2,512,725	2,906,645
Bad debt	-	36,456
Lease liability amortization	99,634	(26,214)
Penalty interest	-	60,133
Accounts receivable	(10,409)	78,478
Prepaid expenses and other assets	(20,402)	(70,802)
Accounts payable and accrued liabilities	923,107	(291,922)
Deferred revenue	884,555	90,433
Accrued interest	361,588	224,073
Deposit	(14,233)	-
Net Cash used in Operating Activities	(2,886,337)	(855,540)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advance payment for acquisition	(250,000)	-
Purchase of property and equipment	(311,128)	(138,331)
Net Cash used in Investing Activities	(561,128)	(138,331)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable	1,747,680	1,482,000
Repayment of convertible notes payable	1,146,359	(45,000)
Proceeds from issuance of common stock	931,000	846,801
Proceeds from issuance of Series B Preferred Stock	75,000	525,000
Redemption of Series B Preferred Stock	(487,730)	(63,999)
Finance lease payments	(72,768)	(90,565)
Proceeds from issuance of notes payable	3,448,246	4,377,226
Repayment of notes payable	(4,408,240)	(4,577,578)
Proceeds from related parties	299,281	366,943
Repayment to related parties	(434,584)	(680,807)
Net Cash provided by (used in) Financing Activities	2,244,244	2,140,021

Net change in cash	(1,203,221)	1,146,150
Cash, beginning of period	1,204,933	58,783
Cash, end of period	$1,712	$1,204,933

Supplemental cash flow information
Cash paid for interest	$5,979,456	$152,643
Cash paid for taxes	$-	$-

Non-cash Investing and Financing transactions:
Common stock issued for acquisition of subsidiary	$2,476,188	$-
Common stock issued for exercised cashless warrant	$7	$1
Settlement of series B preferred stock through issuance of common stock	$-	$827,106
Settlement of convertible notes payable through issuance of common stock	$653,796	$1,842,853
Common stock issued in conjunction with convertible note	$140,937	$133,663
Warrant issued in conjunction with debts	$47,628	$1,024,780
Dividend Series B preferred stock	104,631	40,149
Resolution of derivative liability upon exercise of warrant	$57,883	$139,067
Resolution of derivative liability upon conversion of debt	$-	$531,700
Derivative liability recognized as debt discount	$-	$390,000
Settlement of convertible notes payable through issuance of preferred common stock	$-	$65,600
Note payable issued for settlement of License fee payable	$-	$1,004,880
Cumulative-effect adjustment from adoption of ASU 2020-06	$77,643	$-

See the accompanying notes, which are an integral part of these consolidated financial statements.

DATA443 RISK MITIGATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

NOTE 1: BUSINESS DESCRIPTION

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

Advance Payment for Acquisition

On January 19, 2022, we entered into an Asset Purchase Agreement with Centurion Holdings I, LLC (“Centurion”) to acquire the intellectual property rights and certain assets collectively known as Centurion SmartShield Home and SmartShield Enterprise, patented technology that protects and recovers devices in the event of ransomware attacks. The total purchase price of $3,400,000 consists of: (i) a $250,000 cash payment at closing; (ii) a $2,900,000 promissory note issued by Data443 in favor of Centurion (“Centurion Note”); and (iii) $250,000 in the form of a contingent payment. The Centurion Note matures January 19, 2027 but provides that Data443’s repayment obligation would accelerate on the occurrence of certain events. One of those events was a financing event that did not occur within the originally anticipated timeframe. If that event had occurred, then Data443’s repayment obligation would have been to repay the balance of the outstanding principal and interest as follows: (i) $500,000 of the then-outstanding amount due in cash; and (ii) the remaining balance, at Data443’s option, in Common stock or a combination of Common stock and cash, with the number of shares of Common stock to be determined according to a specified formula. In April 2022, Data443 and Centurion agreed that, even though the trigger for this acceleration event did not occur, Data443 would issue shares of Common stock to Centurion in an amount then-equivalent to $2,400,000, as partial repayment of the obligation due under the Centurion Note. The number of shares of Common stock Data443 issued to Centurion on April 20, 2022, was 380,952. Because Data443 still has some repayment obligations to fulfill under the Centurion Note, as of the filing date of these financial statements, the acquisition that is the subject of the Centurion Asset Purchase Agreement is still not completed, and is expected to be completed in 2023.

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements as of December 31, 2022 include the accounts of the Company and its wholly-owned subsidiary, Data 443 Risk Mitigation, Inc., a North Carolina operating company. All intercompany accounts and activities have been eliminated upon consolidation. These consolidated financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

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

Revenues from professional services consist mostly of time and material services. The performance obligations are satisfied, and revenues are recognized, when the services are provided or over the time of the service term until it expires.

Subscription software that is sold on-premises is recognized at the point of time when the software license has been delivered and the benefit of the asset has transferred. Maintenance associated with subscription licenses is recognized ratably over the term of the agreement. Our SaaS offerings allow customers to use hosted software, and our revenue is recognized ratably over the associated contract time period.

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company had no cash equivalents at December 31, 2022 and 2021.

Accounts Receivable

Accounts receivable are recorded in accordance with ASC 310, “Receivables.” Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable.

Deferred Revenue

Deferred revenue mostly consists of service subscriptions received from users in advance of revenue recognition. The increase in the deferred revenue balance for the year ended December 31, 2022 and 2021 was driven by cash payments from customers in advance of satisfying our performance obligations, offset by revenue recognized that was included in the deferred revenue balance at the beginning of the period.

Convertible Financial Instruments

The Company account for our convertible financial instruments in accordance with ASC 470-20 “Debt with Conversion and Other Options.” Prior to the adoption of ASU 2020-06 on January 1, 2022, we separated the convertible notes into liability and equity components. The carrying amounts of the liability component of the convertible notes were calculated by measuring the fair value of similar debt instruments that do not have an associated convertible feature. The carrying amounts of the equity components, representing the conversion option, were determined by deducting the fair value of the liability components from the par value of the convertible notes. This difference represents the debt discount that is amortized to interest expense over the terms of the convertible notes using the effective interest rate method.

Following the adoption of ASU 2020-06 on January 1, 2022, which we elected to adopt using a modified retrospective approach, we no longer separate the convertible notes into liability and equity components. Now convertible notes are recorded and disclosed as convertible notes payable, net of unamortized discount.

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

The Company recorded approximately $879,671 in share-based compensation expense for the year ended December 31, 2022, compared to approximately $968,469 in share-based compensation expense for the year ended December 31, 2021.

Determining the appropriate fair value model and the related assumptions requires judgment. During the year ended December 31, 2022 and 2021, the fair value of each option grant was estimated using a Black-Scholes option-pricing model.

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

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. The carrying amounts of cash and cash equivalents, marketable securities, trade receivables, short-term deposits and trade payables approximate their fair value due to the short-term maturity of such instruments. This valuation technique involves management’s estimates and judgment based on unobservable inputs and is classified in level 3.

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

For the year ended December 31, 2022 and 2021, respectively, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	Years Ended
	December 31,
	2022	2021
	(Shares)	(Shares)
Series A Preferred Stock	149,892,000	150,000,000
Stock options	867,237	2,121
Warrants	159,974	146,842
Convertible notes	-	-
Preferred B stock	-	3,955
Total	150,919,211	150,152,918

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

Recently Adopted Accounting Guidance

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt—Debt with Conversion and Other Options” and ASC subtopic 815-40 “Hedging—Contracts in Entity’s Own Equity”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Due to adoption of this accounting policy on January 1, 2022, we recognized a cumulative effect adjustment to increase the opening retained earnings as of January 1, 2022 by $77,643.

Recently Issued Accounting Pronouncements

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its consolidated financial statements.

NOTE 3: LIQUIDITY AND GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. As reflected in the financial statements, we have incurred significant current period losses and negative cash flows from operating activities, and we have negative working capital and an accumulated deficit. We have relied upon loans and issuances of our equity to fund our operations. These conditions, among others, raise substantial doubt about our ability to continue as a going concern. Management’s plans regarding these matters, include raising additional debt or equity financing, the terms of which might not be acceptable. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4: PROPERTY AND EQUIPMENT

The following table summarizes the components of the Company’s property and equipment as of the dates presented:

	December 31,	December 31,
	2022	2021
Furniture and Fixtures	$6,103	$2,991
Computer Equipment	867,670	559,654
	873,773	562,645
Accumulated depreciation	(446,742)	(274,239)
Property and equipment, net of accumulated depreciation	$427,031	$288,406

Depreciation expense for the years ended December 31, 2022 and 2021, was $172,503 and $174,274, respectively, and recorded in general and administrative expenses.

During the years ended December 31, 2022 and 2021, the Company acquired property and equipment of $311,128 and $138,331, respectively.

NOTE 5: INTELLECTUAL PROPERTY

On February 7, 2019, the Company entered into an Exclusive License and Management Agreement (the “License Agreement”) with WALA, INC., which conducts business under the name ArcMail Technology (“ArcMail”). Under the License Agreement, the Company was granted the exclusive right and license to receive all benefits from the marketing, selling and licensing, of the ArcMail business products, including, without limitation, the good will of the business. The term of the License Agreement is twenty-seven (27) months, with the following payments to be made by the Company to ArcMail: (i) $200,000 upon signing the License Agreement; (ii) monthly payments starting 30 days after the execution of the License Agreement in the amount of $25,000 per month during months 1-6; (iii) monthly payments in the amount of $30,000 per month during months 7-17; and (iii) in month 18, final payment in the amount of $765,000. As of December 31, 2019, the balance of payments due under the License Agreement was $1,094,691. In connection with the execution of the License Agreement, two other agreements were also executed: (a) a Stock Purchase Rights Agreement, under which the Company has the right, though not the obligation, to acquire 100% of the issued and outstanding shares of stock of ArcMail from Rory Welch, the CEO of ArcMail (the right can be exercised over a period of 27 months); and (b) a Business Covenants Agreement, under which ArcMail and Mr. Welch agreed to not compete with the Company’s use of the ArcMail business under the License Agreement for a period of twenty-four (24) months. Mr. Welch shall continue to serve as ArcMail’s CEO. The Company has not purchased any outstanding shares under the Stock Purchase Rights Agreement. As of September 30, 2020, the Company terminated all agreements with Mr. Welch and ArcMail. The Company continued to use all assets under the License Agreement and was finalizing an agreement with the creditors of Mr. Welch and ArcMail (the creditors have taken ownership of the assets) for the Company’s continued use of all assets. During the year ended December 31. 2021, the Company reached the agreement and issued notes payable of $1,404,000 to settle license fee payable of $1,094,691. As a result, the Company recorded a loss on settlement of debt of $309,309.

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

The following table summarizes the components of the Company’s intellectual property as of the dates presented:

	December 31,	December 31,
	2022	2021
Intellectual property:
WordPress® GDPR rights	$46,800	$46,800
ARALOC™	1,850,000	1,850,000
ArcMail License	1,445,000	1,445,000
DataExpressTM	1,388,051	1,388,051
FileFacetsTM	135,000	135,000
IntellyWP™	60,000	135,000
Resilient Network Systems	305,000	305,000
	5,229,851	5,304,851
Accumulated amortization	(4,775,520)	(3,960,032)
Impairment	-	(75,000)
Intellectual property, net of accumulated amortization	$454,331	$1,269,819

The Company recognized amortization expense of approximately $815,488 and $966,088 for the years ended December 31, 2022 and 2021, respectively, recorded as general and administrative expense.

During the year ended December 31, 2021 the Company determined that IntellyWPTM should be impaired because of the reduction in sales from this service. Accordingly, the Company estimated the undiscounted future cash flows to be generated by IntellyWPTM to be an immaterial amount, which was less than the carrying amount of IntellyWPTM of $75,000. This resulted in a $75,000 write-down of the assets, which was reflected as a separate line item in the income statement.

Based on the carrying value of definite-lived intangible assets as of December 31, 2022, we estimate our amortization expense for the next five years will be as follows:

Amortization
Year Ended December 31,	Expense
2023	411,581
2024	27,000
Thereafter	15,750
454,331

NOTE 6: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following table summarizes the components of the Company’s accounts payable and accrued liabilities as of the dates presented:

	December 31,	December 31,
	2022	2021

Accounts payable	$427,553	$75,628
Credit cards	50,302	28,492
Accrued dividend - preferred stock	-	6,849
Accrued liabilities	554,076	4,704
Balance, end of year	$1,031,931	$115,673

NOTE 7: DEFERRED REVENUE

For the years ended December 31, 2022 and 2021, changes in deferred revenue were as follows:

	December 31,	December 31,
	2022	2021
Balance, beginning of year	$1,608,596	$1,518,163
Deferral of revenue	3,511,678	2,581,801
Recognition of deferred revenue	(2,627,123)	(2,491,368)
Balance, end of year	$2,493,151	$1,608,596

As of December 31, 2022 and 2021, is classified as follows:

	December 31,	December 31,
	2022	2021
Current	$1,704,249	$1,035,185
Non-current	788,902	573,411
Balance, end of year	$2,493,151	$1,608,596

NOTE 8: LEASES

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

Lease expense for operating leases generally consist of both fixed and variable components. Expense related to fixed lease payments are recognized on a straight-line basis over the lease term. Variable lease payments are generally expensed as incurred, where applicable, and include agreed-upon changes in rent, certain non-lease components, such as maintenance and other services provided by the lessor, and other charges included in the lease. Leases with an initial term of twelve months or less are not recorded on the balance sheet. We recognized total lease expense of approximately $240,492 and $97,385 for the years ended December 31, 2022 and 2021, respectively, primarily related to operating lease costs paid to lessors from operating cash flows. As of December 31, 2022 and 2021, the Company recorded security deposit of $10,000. We entered into our operating lease in January 2019.

Future minimum lease payments under operating leases that have initial noncancelable lease terms in excess of one year at December 31, 2022 were as follows:

Total
Year Ended December 31,
2023	484,759
2024	121,405
Thereafter	-
606,164
Less: Imputed interest	(37,702)
Operating lease liabilities	568,462

Operating lease liability - current	213,831
Operating lease liability - non-current	$354,631

The following summarizes other supplemental information about the Company’s operating lease as of December 31, 2022:

Weighted average discount rate	8%
Weighted average remaining lease term (years)	1.17

Finance lease

The Company leases computer and hardware under non-cancellable capital lease arrangements. The term of those capital leases is 3 years and annual interest rate is 12%. At December 31, 2022 and 2021, capital lease obligations included in current liabilities were $10,341 and $72,768, respectively, and capital lease obligations included in long-term liabilities were $-0- and $10,341, respectively. As of December 31, 2022 and 2021, the Company recorded security deposit of $33,467. During the years ended December 31, 2022 and 2021, the Company paid interest expense of $7,047 and $15,967, respectively.

At December 31, 2022, future minimum lease payments under the finance lease obligations, are as follows:

Total

2023	10,341
Thereafter	-
10,341
Less: Imputed interest	(5,300)
Finance lease liabilities	5,041

Finance lease liability	10,341
Finance lease liability - non-current	$-

As of December 31, 2022 and 2021, finance lease assets are included in property and equipment as follows:

	December 31,	December 31,
	2022	2021
Finance lease assets	$267,284	$267,284
Accumulated depreciation	(258,506)	(192,928)
Finance lease assets, net of accumulated depreciation	$8,778	$74,356

NOTE 9: CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

	December 31,	December 31,
	2022	2021
Convertible Notes - Issued in fiscal year 2020	97,946	100,000
Convertible Notes - Issued in fiscal year 2021	600,400	1,607,857
Convertible Notes - Issued in fiscal year 2022	3,710,440	-
	4,408,786	1,707,857
Less debt discount and debt issuance cost	(176,685)	(691,569)
	4,232,101	1,016,288
Less current portion of convertible notes payable	4,134,155	993,931
Long-term convertible notes payable	$97,946	$22,357

During the years ended December 31, 2022 and 2021, the Company recognized interest expense on convertible notes payable of $3,795,591 and $131,623, and amortization of debt discount, included in interest expense of $911,020 and $478,582, respectively.

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

Conversion

During the year ended December 31, 2022, the Company converted notes with principal amounts and accrued interest of $653,796 into 998,899 shares of common stock.

During the year ended December 31, 2021, the Company converted notes with principal amounts and accrued interest of $1,450,150 into 24,536 shares of common stock. The corresponding derivative liability at the date of conversion of $392,703 was credited to additional paid in capital.

Convertible notes payable consists of the following:

Promissory Notes - Issued in fiscal year 2020

During the twelve months ended December 31, 2020, the Company issued a total of $2,466,500 of notes with the following terms:

●	Terms ranging from 5 months to 60 months.

●	Annual interest rates of 0% - 25%.

●	Convertible at the option of the holders at issuance date, after maturity date or 6 months after issuance date.

●	Conversion prices are typically based on the discounted (25% to 50% discount) average closing prices or lowest trading prices of the Company’s shares during various periods prior to conversion. Certain note has a fixed conversion price ranging from $16 to $112. Certain note has a fixed conversion price of $0.5 for a first 5 months Certain note allows the principal amount will increase by $15,000 and the discount rate of conversion price will decrease by 18% if the conversion price is less than $160.

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

●

The convertible note on October 19, 2021 by the Company in favor of Mast Hill Fund matured on October 19, 2022 which triggered the conversion provision, the default interest rate of 16% and penalty of 125% additional principal based on the outstanding principal balance and accrued interest. As a result of additional principal penalty, the outstanding principal balance increase $91,311 and the effective interest rate increased to 16%.

●	The convertible note on December 21, 2021 by the Company in favor of Westland Properties, LLC matured on December 21, 2022 which triggered the default interest rate of 24% and penalty of 125% additional principal based on the outstanding principal balance and accrued interest. The Company broke certain covenants of the convertible note related to the failure of the Company uplist 60 days from the note issuance date that triggered a 10% penalty of the outstanding principal and additional 5% of the outstanding principal every 10 calendar days until the uplist is completed or the note is paid off. The conversion provision triggered on the 6 month anniversary of the note as a result of not completing the uplist. As a result of the covenants, outstanding principal increased by $1,974,914 and the effective interest rate increased to 24% with an additional 5% every 10 days until uplist.

As of December 31, 2021, $1,607,857 notes that were issued in fiscal year 2021 were outstanding.

Convertible note with outstanding balance $361,869 is in default as of October 19, 2022 with a default interest rate of 16%. We are in communication with the lender.

Convertible note with outstanding balance $238,532 is in default as of December 21, 2022 with a default interest rate of 24%. We are in communication with the lender.

Promissory Notes - Issued in fiscal year 2022

During the year ended December 31, 2022, we issued convertible promissory notes with principal amounts totaling $2,120,575, which resulted in cash proceeds of $1,857,800 after deducting a financing fee of $262,775. The 2022 Convertible Notes have the following key provisions:

●	Terms ranging from 3 to 12 months.

●	Annual interest rates of 9% to 20%.

●	Convertible at the option of the holders after varying dates.

●	Conversion price based on a formula corresponding to a discount (20% or 39% discount) off the lowest trading price of our Common stock for the 20 prior trading days including the day on which a notice of conversion is received, although one of the 2022 Convertible Notes establishes a fixed conversion price of $4.50 per share.

●	554,464 shares of common stock valued at $473,691 issued in conjunction with convertible notes.

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

NOTE 10: DERIVATIVE LIABILITIES

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

We determined our derivative liabilities to be a Level 3 fair value measurement during the year based on management’s estimate of the expected future cash flows required to settle the liabilities, and used the Binomial pricing model to calculate the fair value as of December 31, 2022. As of the year ended December 31, 2022, there were no derivative liabilities. The Binomial model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note and warrant is estimated using the Binomial valuation model.

For the year ended December 31, 2022 and year ended December 31, 2021, the estimated fair values of the liabilities measured on a recurring basis are as follows:

The fair value of the derivative liability for all the notes that became convertible, including the notes issued in prior years, during the year ended December 31, 2022 amounted to $57,883 recognized as a derivative loss.

For the year ended December 31, 2022 and year ended December 31, 2021, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Year ended	Year ended
	December 31,	December 31,
	2022	2021
Expected term	- *	0.48 - 5.00 years
Expected average volatility	280%	160%- 302%
Expected dividend yield	-	-
Risk-free interest rate	3.65%	0.04% - 1.24%

*	There is no excepted term on the convertible notes.

The following table summarizes the changes in the derivative liabilities during the years ended December 31, 2022 and 2021:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Derivative liability as of December 31, 2020	$-

Addition of new derivatives recognized as debt discounts	390,000
Addition of new derivatives recognized as day-one loss	559,939
Derivative liabilities settled upon conversion of convertible note	(1,004,658)
Change in derivative liabilities recognized as loss on derivative	54,719
Derivative liability as of December 31, 2021	$-

Addition of new derivatives recognized as debt discounts	-
Addition of new derivatives recognized as day-one loss	57,883
Derivative liabilities settled upon conversion of convertible note	(57,883)
Change in derivative liabilities recognized as loss on derivative	-
Derivative liability as of December 31, 2022	$-

The aggregate loss on derivatives during the years ended December 31, 2022 and 2021 was $57,883 and $614,658, respectively.

NOTE 11: NOTES PAYABLE

Notes payable consists of the following:

	December 31,	December 31,		Interest
	2022	2021	Maturity	Rate
Economic Injury Disaster Loan - originated in May 2020 (1, 2)	$500,000	$500,000	30 years	3.75%
Promissory note - originated in September 2020	20,182	50,456	$2,873.89 monthly payment for 36 months	14.0%
Promissory note - originated in December 2020	16,047	33,039	$1,854.41 monthly payment for 36 months	8.0%
Promissory note - originated in January 2021	22,243	48,583	$2,675.89 monthly payment for 36 months	18.0%
Promissory note - originated in February 2021 (3)	1,305,373	1,328,848	5 years	4.0%
Promissory note - originated in April 2021(4)	866,666	832,000	1 year	12%
Promissory note - originated in July 2021(4)	352,500	282,000	1 year	12%
Promissory note - originated in September 2021	43,667	55,576	$1,383.56 monthly payment for 60 months	28%
Promissory note - originated in December 2021	-	406,300	$20,050 weekly payment for 28 weeks	49%
Promissory note - originated in December 2021	-	241,716	$10,071.45 weekly payment for 28 weeks	4.94%
Promissory note - originated in December 2021	-	189,975	$2,793.75 daily payment for 80 days	7%
Promissory note - originated in April 2022	73,204	-	$1,695.41 monthly payment for 36 months	16.0%

Promissory note - originated in April 2022	239,858	-	$7,250 daily payment for 168 days	25%
Promissory note – originated in June 2022	149,011	-	$20,995 weekly payment for 30 weeks	49%

Promissory note - originated in July 2022	54,557	-	$1,485.38 monthly payment for 60 months	18%
Promissory note - originated in July 2022	94,878	-	$3,546.87 monthly payment for 36 months	10%
Promissory note - originated in August 2022	26,538	-	$589.92 monthly payment for 60 months	8%
Promissory note - originated in October 2022	635,745	-	$1,749.00 daily payment for 30 days	66%
	4,400,469	3,968,491
Less debt discount and debt issuance cost	(377,111)	(476,727)
	4,023,358	3,491,766
Less current portion of promissory notes payable	918,785	1,720,777
Long-term promissory notes payable	$3,104,573	$1,770,989

(1)	We received an advance under the Economic Injury Disaster Loan (EIDL) program.

(2)	We received a second advance under the EIDL program in fiscal year 2021.

(3)	On February 12, 2021, we issued notes payable of $1,404,000 to settle license fee payable of $1,094,691. As a result, we recorded loss on settlement of debt of $186,156 in fiscal year 2021.

(4)	Note payable with outstanding balance of $866,666 matured on April 22, 2022. Note payable with outstanding balance of $352,500 matured on July 27, 2022. The default annual interest rate of 16% becomes the effective interest rate on the past due principal and interest. A penalty of 125% of the outstanding principal and accrued interest was triggered and as a result $173,333 and $70,500, respectively, additional principal was added to the outstanding balance. We are in communication with the lender.

During the years ended December 31, 2022 and 2021, the Company recognized interest expense on notes payable of $505,198 and $260,155, and amortization of debt discount, included in interest expense of $2,537,167 and $2,906,645, respectively.

During the years ended December 31, 2022 and 2021, the Company issued a total of $4,840,215 and $6,094,051, less discount of $1,381,970 and $1,716,825 and repaid $4,408,240 and $4,577,578, respectively.

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

During the year ended December 31, 2022, we issued 7,875 shares of Series B preferred stock for $78,750, less $3,750 financing fees.

During the year ended December 31, 2022, we redeemed 37,625 shares of Series B preferred stock, representing all outstanding shares of Series B preferred stock, for $487,730.

During the year ended December 31, 2022 we recorded an accrued dividend of $104,631, and amortization of debt discount, included in interest expense of $22,439.

As of December 31, 2022 and December 31, 2021, 0 and 29,750 shares of Series B were issued and outstanding, respectively.

Each share of Series A is the equivalent of 15,000 shares of Common Stock. Our Chief Executive Officer, Jason Remillard, holds 149,892 shares of our Series A Preferred Stock. Through his ownership of Series A Preferred Shares, Mr. Remillard has voting control over all matters to be submitted to a vote of our shareholders.

During the year ended December 31, 2022, we issued 108,000 shares of Common Stock for conversion of Series A preferred stock.

As of December 31, 2022 and December 31, 2021, 149,892 and 150,000 shares of Series A were issued and outstanding, respectively.

Common Stock

As of December 31, 2022, the Company is authorized to issue 125,000,000 shares of common stock with a par value of $0.001. All shares have equal voting rights, are non-assessable, and have one vote per share. The total number of shares of Company common stock issued and outstanding as of December 31, 2022 and 2021, respectively, was 2,615,737 and 122,044 shares, respectively.

During the year ended December 31, 2022, the Company issued common stock as follows:

●	998,899 shares issued for conversion of debt;
●	6,631 shares issued upon the cash-less exercise of warrants;
●	380,952 shares issued for consideration under an asset purchase agreement;
●	108,000 shares issued for conversion of Series A preferred stock;
●	50,041 shares issued for services;
●	18,170 shares issued as a loan fee in connection with the issuance of promissory notes; and
●	931,000 shares were subscribed for cash pursuant to private placement offering.

During the year ended December 31, 2021, the Company issued common stock as follows:

●	24,536 shares issued for conversion of debt;
●	10,419 shares issued for cash of $1,000,000, less financing cost of $10,000, less an additional financing discount of $143,199;
●	1,227 shares issued for service;
●	1,116 shares issued upon the cash-less exercise of warrants;
●	18,024 shares issued for conversion of Series B preferred stock;
●	1,414 shares issued as a loan fee in connection with the issuance of promissory notes.

Beginning on August 25, 2022 and concluding on November 4, 2022, the Company initiated a private placement transaction with certain “accredited investors,” as defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended. In connection with the Offering, we entered into a securities purchase agreement with each investor pursuant to which we offered and sold to the investors a total of 931,000 shares of our common stock, par value $0.001 at a purchase price of $1.00 per share, for aggregate gross proceeds of approximately $931,000. The Common stock has not been registered under the Securities Act, and may not be offered or sold in the United States absent effective registration or an applicable exemption from registration requirements. For these shares, we are relying on the private placement exemption from registration provided by Section 4(a)(2) of the Securities Act and by Rule 506 of Regulation D, promulgated thereunder and on similar exemptions under applicable state laws.

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

During the year ended December 31, 2022, the Company issued the following warrants: (i) to acquire 19,166 shares of the Company’s common stock pursuant at an exercise price of $6, with a cashless exercise option; and (ii) to acquire 1,533 shares of the Company’s common stock pursuant at an exercise price of $6, with a cashless exercise option.

A summary of activity during the period ended December 31, 2022 follows:

		Weighted Average
	Shares	Exercise Price
Outstanding, December 31, 2020	6,250	$20.00
Granted	141,721	22.18
Reset feature	-	-
Exercised	(2,416)	5.80
Forfeited/canceled	-	-
Outstanding, December 31, 2021	146,842	$27.86
Granted	20,699	6.00
Reset feature	-	-
Exercised	(7,567)	-
Forfeited/canceled	-	-
Outstanding, December 31, 2022	159,974	$22.07

The following table summarizes information relating to outstanding and exercisable warrants as of December 31, 2022:

Warrants Outstanding			Warrants Exercisable
Number of Shares	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
6,250	2.95	$160.00	-	$-
6,934	3.31	$120.00	-	$-
15,666	3.57	$36.00	-	$-
2,917	3.75	$36.00	-	$-
32,837	3.80	$9.88	-	$-
74,671	4.00	$7.44	-	$-
20,699	4.36	$6.00	-	$-

NOTE 13: INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and deferred tax liabilities are as follows as of December 31:

	December 31,	December 31,
	2022	2021

Non-operating loss carryforward	$6,326,000	$4,685,000
Valuation allowance	(6,326,000)	(4,685,000)
Net deferred tax asset	$-	$-

The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. During 2022 the valuation allowance increased by $1,641,000. The Company has net operating and economic loss carry-forwards of approximately $26,030,830 available to offset future federal and state taxable income.

A reconciliation between expected income taxes, computed at the federal income tax rate of 21% applied to the pretax accounting loss, and our blended state income tax rate of 2.0%, and the income tax net expense included in the consolidated statements of operations for the years ended December 31, 2022 and 2021 is as follows:

	Years Ended
	December 31,
	2022	2021

Loss for the year	$(9,713,467)	$(6,475,154)

Income tax (recovery) at statutory rate	$(2,040,000)	$(1,360,000)
State income tax expense, net of federal tax effect	(194,000)	(130,000)
Permanent difference and other	593,000	819,000
Change in valuation allowance	1,641,000	671,000
Income tax expense per books	$-	$-

The effective tax rate of 0% differs from our statutory rate of 21% primarily due to the effect of non-deductible income and expenses. Tax returns for the years ended 2013 – 2022, are subject to review by the tax authorities.

NOTE 14: SHARE-BASED COMPENSATION

Stock Options

During the years ended December 31, 2022 and 2021, the Company granted options for the purchase of the Company’s common stock to certain employees, consultants and advisors as consideration for services rendered. The terms of the stock option grants are determined by the Company’s Board of Directors. The Company’s stock options generally vest upon the one-year or two-year anniversary date of the grant and have a maximum term of ten years.

The following summarizes the stock option activity for the years ended December 31, 2022 and 2021:

	Options	Weighted-Average
	Outstanding	Exercise Price
Balance as of December 31, 2020	735	$775.93
Grants	1,386	304.44
Exercised	-	-
Cancelled	-	-
Balance as of December 31, 2021	2,121	$775.93
Grants	865,116	1.34
Exercised	-	-
Cancelled	1,254	67.40
Balance as of December 31, 2022	865,983	$1.67

The weighted average grant date fair value of stock options granted during the years ended December 31, 2022 and 2021 was $1.34 and $299, respectively. The total fair value of stock options that granted during the year ended December 31, 2022 and 2021 was approximately $1,341,002 and $414,902, respectively. The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions for stock options granted during the year ended December 31, 2022 and 2021:

	2022	2021
Expected term (years)	5	5.74
Expected stock price volatility	280.82%	296.25%
Weighted-average risk-free interest rate	3.65%	0.62%
Expected dividend	$0.00	$0.00

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

The following summarizes certain information about stock options vested and expected to vest as of December 31, 2022:

		Weighted-Average
	Number of	Remaining Contractual Life	Weighted-Average
	Options	(In Years)	Exercise Price
Outstanding	865,983	4.85	$1.54
Exercisable	689,948	4.83	$1.67
Expected to vest	865,983	4.85	$1.54

As of December 31, 2022 and 2021, there was $381,547 and $381,547, respectively, of total unrecognized compensation cost related to non-vested stock-based compensation arrangements which is expected to be recognized within the next year.

Restricted Stock Awards

During the years ended December 31, 2022 and 2021, the Company issued restricted stock awards for shares of common stock which have been reserved for the holders of the awards. Restricted stock awards were issued to certain consultants and advisors as consideration for services rendered. The terms of the restricted stock units are determined by the Company’s Board of Directors. The Company’s restricted stock shares generally vest over a period of one year and have a maximum term of ten years.

The following summarizes the restricted stock activity for the years ended December 31, 2022 and 2021:

		Weighted-Average
	Shares	Fair Value
Balance as of December 31, 2020	923	748.89
Shares of restricted stock granted	447	413.33
Exercised	-	-
Cancelled	-	-
Balance as of December 31, 2021	1,370	639.22
Shares of restricted stock granted	321,428	225,000
Exercised	-	-
Cancelled	-	-
Balance as of December 31, 2022	322,798	225,639

	December 31,	December 31,
Number of Restricted Stock Awards	2022	2021
Vested	1,370	1,370
Non-vested	321,428	-

As of December 31, 2022 and 2021, there was $0 of total unrecognized compensation cost related to non-vested stock-based compensation, which is expected to be recognized over the next year.

NOTE 15: INTEREST EXPENSE

For the years ended December 31, 2022 and 2021, the Company recorded interest expense as follows:

	Year ended	Year ended
	December 31,	December 31,
	2022	2021
Interest expense - convertible notes	$2,884,571	$131,623
Interest expense - notes payable	505,198	260,155
Interest expense - notes payable - related party	-	9,992
Finance lease	7,047	15,967
Other	45,473	10,031
Amortization of debt discount	2,537,167	2,906,645
	$5,979,456	$3,334,413

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

On September 16, 2019, the Company entered into an Asset Purchase Agreement with DMBGroup, LLC. Amounts owed to DMBGroup, LLC including the note payable of $940,000 and member loans of $97,689 were recorded as amounts due to a related party. During the year ended December 31, 2022 and 2021, the Company repaid note payable of $124,985 and $281,638 including interest expense of $1,240 and $9,992, respectively. As of December 31, 2022 and 2021, the Company had recorded a liability to DMBGroup totaling $0 and $405,382, respectively.

During the year ended December 31, 2022, the Company borrowed $299,281 from our CEO, our CEO paid operating expenses of $167,653 on behalf of the Company and the Company repaid $602,237 to our CEO. During the year ended December 31, 2021, the Company borrowed $231,150 from our CEO, our CEO paid operating expenses of $135,793 on behalf of the Company and the Company repaid $399,169 to our CEO.

As of December 31, 2022 and 2021, the Company had due to related party of $112,062 and $247,366, respectively, which arose from the DMB transaction to acquire DataExpress™.

NOTE 17: SUBSEQUENT EVENTS

In accordance with ASC 855-10, “Subsequent Events”, we analyzed our operations subsequent to December 31, 2022 to February 24, 2023, the date when these consolidated financial statements were issued.

●	On January 4, 2023, GS Capital Partners LLC converted $15,000 of principal and $1,209 of accrued interest of the convertible note into 97,761 shares of our common stock.

●	On January 9, 2023, Westland Properties, LLC converted $15,000 of principal of the convertible note into 83,333 shares of our common stock.

●	On January 16, 2023, Root Ventures LLC converted $23,027 of principal of the convertible note into 139,557 shares of our common stock.

●	On January 20, 2023, Fast Capital, LLC converted $20,000 of principal of the convertible note into 139,500 shares of our common stock.

●	On January 24, 2023, the Company issued convertible note a total of $300,000, which the term of notes is 1 year and Original Interest Discount of $50,000. Note is convertible at the option of the holder at any time and conversion price are Conversion price is $.25 per share.

●	On February 1, 2023, Mast Hill Fund converted $13,023 of principal and $14,949 of accrued interest of the convertible note into 165,000 shares of our common stock.

●	On February 6, 2023, Westland Properties, LLC converted $15,000 of principal of the convertible note into 118,858 shares of our common stock.

●	On February 17, 2023, Mast Hill Fund converted $21,638 of principal and $4,197 of accrued interest of the convertible note into 179,000 shares of our common stock.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: February 24, 2023	DATA443 RISK MITIGATION, INC.

	BY:	/s/ Jason Remillard
Jason Remillard,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATED

/s/ Jason Remillard	Chairman of the Board;	February 24 2023
Jason Remillard	Chief Executive Officer

/s/ Greg McCraw	Chief Financial Officer	February 24, 2023
Greg McCraw

52