Form 10-Q
period 2023-03-31
Data443 Risk Mitigation, Inc.
filed 2023-05-15
CIK 1068689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 000-30542

DATA443 RISK MITIGATION, INC.

(Exact name of registrant as specified in its charter)

Nevada	86-0914051
(State of incorporation)	(I.R.S. Employer Identification No.)

4000 Sancar Way, Suite 400 Research Triangle Park, North Carolina	27709
(Address of principal executive offices)	(Zip Code)

(919) 858-6542

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

Yes ☐ No ☒

The outstanding number of shares of common stock as of May 15, 2023 was 7,775,101.

DATA443 RISK MITIGATION, INC.

FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DATA443 RISK MITIGATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$108,956	$1,712
Accounts receivable, net	11,080	31,978
Advance payment for acquisition	2,726,188	2,726,188
Prepaid expense and other current assets	154,192	91,204
Total current assets	3,000,416	2,851,082

Property and equipment, net	457,819	427,031
Operating lease right-of-use assets, net	328,762	405,148
Intellectual property, net of accumulated amortization	329,664	454,331
Deposits	45,673	45,673
Total Assets	$4,162,334	$4,183,265

Liabilities and Stockholders’ Deficit
Current Liabilities

Accounts payable and accrued liabilities	1,510,966	1,031,931
Deferred revenue	1,584,809	1,704,249
Interest payable	710,960	478,712
Notes payable, net of unamortized discount	2,091,879	918,785
Convertible notes payable, net of unamortized discount	4,431,260	4,134,155
Due to a related party	151,272	112,062
Operating lease liability	429,907	213,831
Finance lease liability	10,341	10,341
Total Current Liabilities	10,921,394	8,604,066

Notes payable, net of unamortized discount - non-current	1,555,652	3,104,573
Convertible notes payable, net of unamortized discount - non-current	97,946	97,946
Deferred revenues - non-current	718,145	788,902
Operating lease liability - non-current	30,100	354,631

Total Liabilities	13,323,237	12,950,118

Commitments and Contingencies

Stockholders’ Deficit
Series A Preferred Stock, 150,000 shares designated; $0.001 par value; 149,892 and 150,000 shares issued and outstanding, respectively	150	150
Series B Preferred Stock, 80,000 designated; $10 par value; 0 shares issued and outstanding	-	-
Common stock: 125,000,000 authorized; $0.001 par value 6,746,674 and 2,615,737 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	6,742	2,611
Additional paid in capital	42,982,226	42,642,514
Accumulated deficit	(52,150,021)	(51,412,128)
Total Stockholders’ Deficit	(9,160,903)	(8,766,853)
Total Liabilities and Stockholders’ Deficit	$4,162,334	$4,183,265

See the accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

DATA443 RISK MITIGATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022

Revenue	$1,379,806	$612,516
Cost of revenue	208,982	199,679
Gross profit	1,170,824	412,837

Operating expenses
General and administrative	1,400,809	973,562
Sales and marketing	32,174	120,395
Total operating expenses	1,432,983	1,093,957

Net loss from operations	(262,159)	(681,120)

Other income (expense)
Interest expense	(475,734)	(1,094,316)
Change in fair value of derivative liability		(57,883)
Total other expense	(475,734)	(1,152,199)

Loss before income taxes	(737,893)	(1,833,319)
Provision for income taxes	-	-
Net loss	$(737,893)	$(1,833,319)

Dividend on Series B Preferred Stock	-	(104,631)
Net loss attributable to common stockholders	$(737,893)	$(1,937,950)

Basic and diluted loss per Common Share	$(0.17)	$(13.75)
Basic and diluted weighted average number of common shares outstanding	4,384,911	133,344

See the accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

DATA443 RISK MITIGATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

Three Months Ended March 31, 2023

	Series A				Additional		Total
	Preferred Stock		Common stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2022	149,892	$150	2,615,737	$2,611	$42,642,514	$(51,412,128)	$(8,766,853)

Common stock issued for conversion of debt	-	-	4,131,027	4,131	225,858	-	229,989
Stock-based compensation	-	-	-	-	113,854	-	113,854
Net loss	-	-	-	-	-	(737,893)	(737,893)
Balance – March 31, 2023	149,892	$150	6,746,764	$6,742	$42,982,226	$(52,150,021)	$(9,160,903)

Three Months Ended March 31, 2022

	Series A				Additional		Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2021	150,000	$150	122,044	$122	$37,810,380	(42,033,887)	$(4,223,235)

Cumulative-effect adjustment from adoption of ASU 2020-06	-	-	-	-	(517,500)	439,857	(77,643)
Common stock issued for conversion of debt	-	-	14,073	13	27,799	-	27,812
Common stock issued in conjunction with convertible notes	-	-	5,619	6	62,487	-	62,493
Common stock issued for exercised cashless warrant	-	-	6,631	7	(7)	-	-
Resolution of derivative liability upon exercise of warrant	-	-	-	-	57,883	-	57,883
Stock-based compensation	-	-		-	(87,685)	-	(87,685)
Dividend on Series B Preferred Stock	-	-	-	-	-	(104,631)	(104,631)
Net loss	-	-	-	-	-	(1,833,319)	(1,833,319)
Balance - March 31, 2022	150,000	$150	148,367	$148	$37,353,357	$(43,531,980)	$(6,178,325)

See the accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

DATA443 RISK MITIGATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(737,893)	$(1,833,319)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	-	57,883
Stock-based compensation expense	113,854	(87,685)
Depreciation and amortization	175,005	269,877
Amortization of debt discount	337,143	734,191
Right of use asset amortization	76,386	(7,479)
Changes in operating assets and liabilities:
Accounts receivable	20,898	(197,979)
Prepaid expenses and other assets	(62,988)	43,899
Accounts payable and accrued liabilities	479,035	97,515
Lease liability	(108,455)	-
Deferred revenue	(190,197)	1,042,647
Accrued interest	257,009	35,962
Net Cash provided by Operating Activities	359,797	155,512

CASH FLOWS FROM INVESTING ACTIVITIES:
Advance payment for acquisition		(250,000)
Purchase of property and equipment	(81,126)	(8,280)
Net Cash used in Investing Activities	(81,126)	(258,280)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable	489,070	902,000
Repayment of convertible notes payable	(70,286)	(729,506)
Proceeds from issuance of Series B Preferred Stock	-	75,000
Redemption of Series B Preferred Stock	-	(487,730)
Finance lease payments	-	(21,872)
Proceeds from issuance of notes payable	80,960	438,860
Repayment of notes payable	(710,381)	(972,853)
Proceeds from related parties	44,210	-
Repayment to related parties	(5,000)	(123,788)
Net Cash used in Financing Activities	(171,427)	(919,889)

Net change in cash	107,244	(1,022,657)
Cash, beginning of period	1,712	1,204,933
Cash, end of period	$108,956	$182,276

Supplemental cash flow information
Cash paid for interest	$5,979,456	$344,867

Non-cash Investing and Financing transactions:
Common stock issued for exercised cashless warrant	$-	$7
Settlement of convertible notes payable through issuance of common stock	$229,989	$27,812
Common stock issued in conjunction with convertible note	$-	$62,493
Resolution of derivative liability upon exercise of warrant	$-	$57,883
Settlement of convertible notes payable through issuance of preferred common stock	$-	$65,600
Note payable issued for settlement of License fee payable	$-	$77,643

See the accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Data443 Risk Mitigation, Inc. (the “Company”) was incorporated as a Nevada corporation on May 4, 1998. On October 15, 2019, the Company changed its name from LandStar, Inc. to Data443 Risk Mitigation, Inc. within the state of Nevada.

The Company delivers solutions and capabilities that businesses can use in conjunction with their use of established cloud vendors such as Microsoft® Azure, Google® Cloud Platform (GCP) and Amazon® Web Services (AWS), as well as with on-premises databases and database applications with virtualization platforms, such as those hosted or configured using VMWare®, Citrix® and Oracle® clouds/products).

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

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, we have included all adjustments considered necessary for a fair presentation and such adjustments are of a normal recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2022 and notes thereto and other pertinent information contained in our Form 10-K as filed with the SEC on March 31, 2022. The results of operations for the three months ended March 31, 2023, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2023.

Basis of Consolidation

The accompanying unaudited consolidated financial statements as of March 31, 2023 include our accounts and those of our wholly-owned subsidiary, Data 443 Risk Mitigation, Inc., a North Carolina operating company. These unaudited consolidated financial statements have been prepared on the accrual basis of accounting in accordance with US GAAP. All inter company balances and transactions have been eliminated in consolidation.

Accounts Receivable

Trade receivables are generally recorded at the invoice amount mostly for a one-year period, net of an allowance for bad debt. For the three months ended March 31, 2023, and March 31, 2022, we recorded bad debt expense of $0 and $0, respectively

Stock-Based Compensation

Employees – We account for stock-based compensation under the fair value method which requires all such compensation to employees, including the grant of employee stock options, to be calculated based on its fair value at the measurement date (generally the grant date), and recognized in the consolidated statement of operations over the requisite service period.

Nonemployees - Under the requirements of the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Stock-Based Payment Accounting (“ASU 2018-07”), we account for stock-based compensation to non-employees under the fair value method which requires all such compensation to be calculated based on the fair value at the measurement date (generally the grant date), and recognized in the statement of operations over the requisite service period.

We recorded approximately $113,854 in stock-based compensation expense for the three months ended March 31, 2023, compared to ($87,685) in stock-based compensation expense for the three months ended March 31, 2022. Determining the appropriate fair value model and the related assumptions requires judgment. During the three months ended March 31, 2023, the fair value of each option grant was estimated using a Black-Scholes option-pricing model. The expected volatility represents the historical volatility of our publicly traded common stock. Due to limited historical data, we calculate the expected life based on the mid-point between the vesting date and the contractual term which is in accordance with the simplified method. The expected term for options granted to nonemployees is the contractual life. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of stock options. We have not paid and do not anticipate paying cash dividends on our shares of Common stock; therefore, the expected dividend yield is assumed to be zero.

Contingencies

We account for contingent liabilities in accordance with Accounting Standards Codification (“ASC”) Topic 450, Contingencies. This standard requires management to assess potential contingent liabilities that may exist as of the date of the financial statements to determine the probability and amount of loss that may have occurred, which inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in our financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed in our financial statements. For loss contingencies considered remote, we generally would neither accrue any estimated liability nor disclose the nature of the contingent liability in our financial statements. Management has assessed potential contingent liabilities as of March 31, 2023, and based on that assessment, there are no probable or possible loss contingencies requiring accrual or establishment of a reserve.

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

For the three months ended March 31, 2023 and 2022, respectively, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive:

	Three Months Ended
	March 31,
	2023	2022
	(Shares)	(Shares)
Series A Preferred Stock	149,892,000	149,892,000
Stock options	1,088,067	1,029
Warrants	158,441	158,441
Total	151,138,508	150,051,470

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

NOTE 2: LIQUIDITY AND GOING CONCERN

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As reflected in the financial statements, we have incurred significant current period losses and we have negative working capital and an accumulated deficit. We have relied upon loans and issuances of our equity to fund our operations. These conditions, among others, raise substantial doubt about our ability to continue as a going concern. Management’s plans regarding these matters, include raising additional debt or equity financing, the terms of which might not be acceptable. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3: PROPERTY AND EQUIPMENT

The following table summarizes the components of our property and equipment as of the dates presented:

	March 31,	December 31,
	2023	2022
Furniture and Fixtures	$6,103	$6,103
Computer Equipment	948,796	867,670
	954,899	873,773
Accumulated depreciation	(497,080)	(446,742)
Property and equipment, net of accumulated depreciation	$457,819	$427,031

Depreciation expense for the three months ended March 31, 2023 and 2022, was $50,338 and $126,128, respectively.

During the three months ended March 31, 2023 and 2022, we purchased property and equipment of $81,126 and $8,280, respectively.

NOTE 4: INTELLECTUAL PROPERTY

The following table summarizes the components of our intellectual property as of the dates presented:

	March 31, 2023	December 31, 2022
Intellectual property:
WordPress® GDPR rights	$46,800	$46,800
ARALOC®	1,850,000	1,850,000
ArcMail®	1,445,000	1,445,000
DataExpress®	1,388,051	1,388,051
FileFacets®	135,000	135,000
IntellyWP™	60,000	60,000
Resilient Network Systems	305,000	305,000
	5,229,851	5,229,851
Accumulated amortization	(4,900,187)	(4,775,520)
Intellectual property, net of accumulated amortization	$329,664	$454,331

We recognized amortization expense of $124,667 and $230,272 for the three months ended March 31, 2023, and 2022, respectively.

Based on the carrying value of definite-lived intangible assets as of March 31, 2023, we estimate our amortization expense for the next five years will be as follows:

Amortization
Year Ended December 31,	Expense
2023 (excluding the three months ended March 31, 2023)	$286,914
2024	27,000
2025	15,750
Thereafter	-
$329,664

NOTE 5: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following table summarizes the components of our accounts payable and accrued liabilities as of the dates presented:

	March 31,	December 31,
	2023	2022
Accounts payable	$878,744	$427,553
Credit cards	78,855	50,302
Accrued liabilities	553,367	554,076
	$1,510,966	$1,031,931

NOTE 6: DEFERRED REVENUE

For the three months ended March 31, 2023 and as of December 31, 2022, changes in deferred revenue were as follows:

	March 31,	December 31,
	2023	2022
Balance, beginning of period	$2,493,151	$1,608,596
Deferral of revenue	475,769	3,511,678
Recognition of deferred revenue	(665,966)	(2,627,123)
Balance, end of period	$2,302,954	$2,493,151

As of March 31, 2023 and December 31, 2022, deferred revenue is classified as follows:

	March 31,	December 31,
	2023	2022
Current	$1,584,809	$1,704,249
Non-current	718,145	788,902
	$2,302,954	$2,493,151

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

We recognized total lease expense of approximately $76,386 and $137,813 for the three months ended March 31, 2023 and 2022, respectively, primarily related to operating lease costs paid to lessors from operating cash flows. As of March 31, 2023 and December 31, 2022, we recorded a security deposit of $33,467.

At March 31, 2023, future minimum lease payments under operating leases that have initial noncancelable lease terms in excess of one year were as follows:

Total
Year Ended December 31,
2023 (excluding the three months ended March 31, 2023)	360,368
2024	121,406
Thereafter	-
481,774
Less: Imputed interest	(75,767)
Operating lease liabilities	460,007

Operating lease liability - current	429,907
Operating lease liability - non-current	$30,100

The following summarizes other supplemental information about our operating leases as of March 31, 2023:

Weighted average discount rate	8%
Weighted average remaining lease term (years)	.97

Financing leases

We lease computer and hardware under non-cancellable finance leases. The term of those finance leases is 3 years and annual interest rate is 12%. At March 31, 2023 and December 31, 2022, the finance lease obligations included in current liabilities were $10,341 and $10,341, respectively, and finance lease obligations included in long-term liabilities were $0 and $0, respectively. As of March 31, 2023 and December 31, 2022, we recorded a security deposit of $0.

At March 31, 2023, future minimum lease payments under the finance lease obligations, are as follows:

Total

2023	10,341
Thereafter	-
10,341
Less: Imputed interest	(5,300)
Finance lease liabilities	5,041

Finance lease liability	10,341
Finance lease liability - non-current	$-

As of March 31, 2023 and December 31 2022, finance lease assets are included in property and equipment as follows:

	March 31,	December 31,
	2023	2022
Finance lease assets	$267,284	$267,284
Accumulated depreciation	(267,284)	(258,506)
Finance lease assets, net of accumulated depreciation	$-	$8,778

NOTE 8: CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

	March 31,	December 31,
	2023	2022
Convertible Notes - Issued in fiscal year 2020	97,946	97,946
Convertible Notes - Issued in fiscal year 2021	414,690	600,400
Convertible Notes - Issued in fiscal year 2022	3,662,082	3,710,440
Convertible Notes - Issued in fiscal year 2023	524,582	-
	4,699,300	4,408,786
Less debt discount and debt issuance cost	(170,094)	(176,685)
	4,529,206	4,232,101
Less current portion of convertible notes payable	4,431,260	4,134,155
Long-term convertible notes payable	$97,946	$97,946

During the three months ended March 31, 2023 and the year ended December 31, 2022, we recognized interest expense of $228,583 and $3,795,591, respectively, and amortization of debt discount expense of $83,549 and $911,020, respectively.

Conversion

During the three months ended March 31, 2023, we converted notes with principal amounts and accrued interest of $229,989 into 4,131,027 shares of common stock.

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

Promissory Notes - Issued in fiscal year 2021

In 2021, we issued convertible promissory notes with principal amounts totaling $1,696,999, which resulted in cash proceeds of $1,482,000 after financing fees of $214,999 were deducted. The 2021 Convertible Notes have the following key provisions:

●	Terms ranging from 90 days to 12 months.

●	Annual interest rates of 5% to 12%.

●	Convertible at the option of the holders after varying dates.

●	Conversion price based on a formula corresponding to a discount (39% discount) off the average closing price or lowest trading price of our Common stock for the 20 prior trading days including the day on which a notice of conversion is received.

●	The Mast Hill Fund, LLC convertible promissory note matured on October 19, 2022. The default annual interest rate of 16% becomes the effective interest rate on the past due principal and interest. As of March 31, 2023 the note had a principle balance of $414,690 and accrued interest of $5,430. The note is currently in default.

The 2021 Convertible Notes also were associated with the following:

●	The issuance of 1,414 shares of Common stock valued at $133,663.

●	The issuance of 117,992 warrants to purchase shares of Common stock with an exercise price a range from $7.44 to 36.00. The term in which the warrants can be exercised is 5 years from issue date. (Note 12)

During the three months ended March 31, 2023, in connection with the 2021 Convertible Notes, we repaid principal in the amount of $38,490 and interest expense of $17,105.

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

We determined our derivative liabilities to be a Level 3 fair value measurement during the year based on management’s estimate of the expected future cash flows required to settle the liabilities, and used the Binomial pricing model to calculate the fair value as of March 31, 2023. The Binomial model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note and warrant is estimated using the Binomial valuation model. As of the three months ended March 31, 2023, there were no derivative liabilities.

For the three months ended March 31, 2023 there was no derivative outstanding, and no loss recorded. For the three months ended March 31, 2022 the fair value of the derivative liability was $57,883 and the loss on the derivative was $57,883.

The inputs used to calculate the derivative values are as follows:

	Three months ended	Year ended
	March 31,	December 31,
	2023	2022
Expected term	-	- *
Expected average volatility	-%	280%
Expected dividend yield	-	-
Risk-free interest rate	-%	3.65%

*	There is no excepted term on the convertible notes.

NOTE 10: NOTES PAYABLE

Notes payable consists of the following:

	March 31,	December 31,		Interest
	2023	2022	Maturity	Rate
Economic Injury Disaster Loan - originated in May 2020 (1, 2)	$500,000	$500,000	30 years	3.75%
Promissory note - originated in September 2020	12,614	20,182	$2,873.89 monthly payment for 36 months	14.0%
Promissory note - originated in December 2020	11,799	16,047	$1,854.41 monthly payment for 36 months	8.0%
Promissory note - originated in January 2021	15,658	22,243	$2,675.89 monthly payment for 36 months	18.0%
Promissory note - originated in February 2021 (3)	1,305,373	1,305,373	5 years	4.0%
Promissory note - originated in April 2021(4)	866,666	866,666	1 year	12%
Promissory note - originated in July 2021(4)	352,500	352,500	1 year	12%
Promissory note - originated in September 2021	40,690	43,667	$1,383.56 monthly payment for 60 months	28%
Promissory note - originated in April 2022	68,941	73,204	$1,695.41 monthly payment for 36 months	16.0%
Promissory note - originated in April 2022	150,951	239,858	$7,250 daily payment for 168 days	25%
Promissory note – originated in June 2022	-	149,011	$20,995 weekly payment for 30 weeks	49%
Promissory note - originated in July 2022	51,563	54,557	$1,485.38 monthly payment for 60 months	18%
Promissory note - originated in July 2022	85,696	94,878	$3,546.87 monthly payment for 36 months	10%
Promissory note - originated in August 2022	25,103	26,538	$589.92 monthly payment for 60 months	8%
Promissory note - originated in October 2022	1,389,054	635,745	$1,749.00 daily payment for 30 days	66%
Promissory note - originated in January 2023	5,659	-	$237.03 monthly payment for 36 months	25%
Promissory note - originated in March 2023	56,489	-	$1,521.73 monthly payment for 60 months	18%
Promissory note - originated in March 2023	14,801	-	$559.25 monthly payment for36 months	17%
	4,953,557	4,400,469
Less debt discount and debt issuance cost	(1,306,026)	(377,111)
	3,647,531	4,023,358
Less current portion of promissory notes payable	2,091,879	918,785
Long-term promissory notes payable	$1,555,652	$3,104,573

During the three months ended March 31, 2023 and 2022, we recognized interest expense of $327,736 and $56,457, and amortization of debt discount, included in interest expense of $253,430 and $387,766, respectively.

During the three months ended March 31, 2023 and 2022, we issued promissory notes for a total of $1,263,471 and $682,400, less discount of $1,182,344 and $243,540, and repaid $710,381 and $972,853, respectively.

NOTE 11: COMMITMENTS AND CONTINGENCIES

DMB Note Collection Action

On June 17, 2021, DMB Group, LLC (“DMB”) filed a lawsuit against our wholly-owned subsidiary, the North Carolina operating company Data443 Risk Mitigation, Inc., (the “Subsidiary”) in County Court in Denton County, Texas, naming the Subsidiary as defendant. The matter was settled September 2021 by mutual agreement of the involved parties. The Subsidiary has made all payments required pursuant to the settlement and the matter is now considered closed. The Court granted our motions for nonsuit and dismissal with prejudice on orders entered May 4 and May 5, 2022 respectively.

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

NOTE 12: CAPITAL STOCK AND REVERSE STOCK SPLIT

Preferred Stock

As of March 31, 2023, we are authorized to issue 337,500 shares of preferred stock with a par value of $0.001, of which 150,000 shares have been designated as Series A, and 80,000 shares have been designated as Series B.

Series A Preferred Stock

As of March 31, 2023, we are authorized to issue 150,000 of Series A Preferred stock with par value of $0.001. Each share of Series A was (i) convertible into 1,000 shares of common stock, and (ii) entitled to vote 15,000 shares of common stock on all matters submitted to a vote by shareholders voting common stock. All issued and outstanding shares of Series A Preferred Stock are held by our Chief Executive Officer.

As of March 31, 2023 and December 31, 2022, 149,892 shares of Series A were issued and outstanding, respectively.

Series B Preferred Stock

As of March 31, 2023, we are authorized to issue 80,000 of Series A Preferred stock with par value of $10.00. Each share of Series B (i) is convertible into Common stock at a price per share equal to sixty one percent (61%) of the lowest price for our Common stock during the twenty (20) days of trading preceding the date of the conversion; (ii) earns dividends at the rate of nine percent (9%) per annum; and, (iii) has no voting rights.

As of March 31, 2023 and December 31, 2022, 0 and 0 shares of Series B were issued and outstanding, respectively.

Common stock

As of March 31, 2023, we are authorized to issue 125,000,000 shares of Common stock with a par value of $0.001. All shares have equal voting rights, are non-assessable, and have one vote per share.

During the three months ended March 31, 2023, we issued Common stock as follows:

●	4,131,027 shares issued for conversion of debt;

As of March 31, 2023 and December 31, 2022, 6,746,764 and 2,615,737 shares of Common stock were issued and outstanding, respectively.

Warrants

A summary of activity during the three months ended March 31, 2023 follows:

	Warrants Outstanding
		Weighted Average
	Shares	Exercise Price
Outstanding, December 31, 2022	159,974	$22.07
Granted	-	-
Exercised	-	-
Forfeited/canceled	-	-
Outstanding, March 31, 2023	159,974	$22.07

During the three months ended March 31, 2023, 0 warrants were exercised cashless and we issued 0 shares of Common stock as a result.

The following table summarizes information relating to outstanding and exercisable warrants as of March 31, 2023:

Exercisable Warrants Outstanding
	Weighted Average Remaining
Number of Shares	Contractual life (in years)	Weighted Average Exercise Price
6,250	2.70	$160.00
6,934	3.06	$120.00
15,666	3.32	$36.00
2,917	3.50	$36.00
32,837	3.29	$9.88
74,671	3.75	$7.44
20,699	4.11	$6.00
159,974	3.87	$22.07

NOTE 13: STOCK-BASED COMPENSATION

Stock Options

During the three months ended March 31, 2023, we granted options for the purchase of our Common stock to certain employees as consideration for services rendered. The terms of the stock option grants are determined by our Board of Directors consistent our 2019 Omnibus Stock Incentive Plan which the Board adopted May 16, 2019. Our stock options generally vest upon the one-year anniversary date of the grant and have a maximum term of ten years.

The following summarizes the stock option activity for the three months ended March 31, 2023:

	Options Outstanding	Weighted-Average Exercise Price
Balance as of December 31, 2022	865,983	$1.67
Grants	222,728	.32
Exercised	-	-
Cancelled	644	67.40
Balance as of March 31, 2023	1,088,067	$481.46

The following summarizes certain information about stock options vested and expected to vest as of March 31, 2023:

	Number of Options	Weighted-Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price
Outstanding	1,088,067	8.21	$2.09
Exercisable	699,840	8.93	$2.43
Expected to vest	1,088,067	8.21	$2.09

As of March 31, 2023 and December 31, 2022, there was $113,854 and $381,547, respectively, of total compensation costs related to non-vested stock-based compensation arrangements which we expect to recognized within the next 12 months.

Restricted Stock Awards

The following summarizes the restricted stock activity for the three months ended March 31, 2023:

		Weighted-Average
	Shares	Fair Value
Balance as of December 31, 2022	322,798	$225,639
Shares of restricted stock granted	300,000	90,000
Exercised	-	-
Cancelled	-	-
Balance as of March 31, 2023	622,798	$315,639

Number of Restricted Stock Awards	March 31, 2023	December 31, 2022
Vested	322,798	1,370
Non-vested	300,000	321,428

NOTE 14: RELATED PARTY TRANSACTIONS

Jason Remillard is our president and Chief Executive Officer and the sole director. Through his ownership of Series A Preferred Shares, Mr. Remillard has voting control over all matters to be submitted to a vote of our shareholders.

During the three months ended March 31, 2023, the Company borrowed $19,700 from our CEO, our CEO paid operating expenses of $24,510 on behalf of the Company and the Company repaid $5,000 to our CEO.

As of March 31, 2023 and December 31, 2022, we had due to related party transactions in the amounts of $151,272 and $112,062, respectively.

NOTE 15: SUBSEQUENT EVENTS

The Company does not have any events subsequent to December 31, 2021 through May 15, 2023, the date the financial statements were issued for disclosure consideration, except for the following:

●	On May 1, 2023, we issued 328,796 shares of Common Stock to One44 Capital, LLC pursuant to an agreement with One44 Capital, LLC, in exchange for $6,300 in note payable principal and $690 of accrued interest.

●	On May 1, 2023, we issued 336,663 shares of Common Stock to Root Ventures, LLC pursuant to an agreement with Root Ventures, LLC, in exchange for $7,137 in note payable principal.

●	On May 8, 2023, we issued 362,878 shares of Common Stock to One44 Capital, LLC pursuant to an agreement with One44 Capital, LLC, in exchange for $6,000 in note payable principal and $556 of accrued interest.

●	On May 11, 2023, the Company entered into an agreement to purchase certain assets (the “Purchase Agreement”) with the Appointed Receiver for the Assets of Cyren Ltd (the “Receiver”). Pursuant to the Purchase Agreement, Receiver sold, transferred, assigned, conveyed and delivered to the Company, and the Company purchased from Receiver, all right, title, and interest in and to certain assets in the Purchase Agreement (the “Assets”). In exchange for the Assets, the Company will pay (i) $500,000 payable in cash, (ii) shares of the Company’s common stock equivalent to $2,000,000 and (iii) $1,000,000 in the form of an earn out payment, as further described in the Purchase Agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition for the three months ended March 31, 2023 and for 2022 should be read in conjunction with our consolidated financial statements, and the notes to those financial statements that are included elsewhere in this Quarterly Report.

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

Results of Operations for the Three Ended March 31, 2023 Compared to the Three Ended March 31, 2022

Our operations for the three months ended March 31, 2023 and 2022 are outlined below:

	Three Months Ended
	March 31, 2023
	2023	2022	Change	%
Revenue	$1,379,806	$612,516	$767,290	125%
Cost of revenue	208,982	199,679	9,303	5%
Gross Profit	1,170,824	412,837	757,987	184%
Gross Profit Percentage	85%	67%

Operating expense	1,432,983	1,093,957	339,026	31%
Other income (expense)	(475,734)	(1,152,199)	676,465	(59)%
Net loss	$(737,893)	$(1,833,319)	$1,095,426	(60)%

Revenue

Revenues increased 125% from $612,516 for the three months ended March 31, 2022 to $1,379,806 for the three months ended March 31, 2023. The increase in revenues was driven by existing customer organic growth customers, new customer acquisitions and our high renewal rate.

Cost of Revenue

Cost of revenue consists of direct expenses, such as labor, shipping, and supplies.

Operating Expenses

For the three months ended March 31, 2023 and 2022 our operating expenses were as follows:

	Three Months Ended
	March 31,
	2023	2022	Change	%

General and administrative	$1,400,809	$973,562	$427,247	44%
Sales and marketing	32,174	120,395	(88,221)	(73)%
Total operating expenses	$1,432,983	$1,093,957	$339,026	31%

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

Sales and Marketing Expenses

The sales and marketing expenses primarily consisted of continuing to shift our sales operation toward an inbound model , continued high focus on renewals and customer success operations and previously reported expenses, primarily management costs, reclassified to general and administrative expenses. The decrease in sales and marketing expense was primarily due to a decrease in trade show events, related travel and marketing expenses.

Other income (expense)

Other expenses for the three months ended March 31, 2023 consisted primarily of interest expense. Other expenses for the March 31, 2022 consisted of interest expense and loss on change in fair value of derivative. The decrease in other expenses was primarily due to a decrease in interest expense.

Net Loss

Net loss decreased 60% from $1,833,319 for the three months ended March 31, 2022 to $737,893 for the three months ended March 31, 2023. The net loss was mainly derived from an operating loss of $262,159, and interest expense of $475,734. The net loss for the three months ended March 31, 2022 was mainly derived from an operating loss of $681,120, interest expense of $1,094,316 and loss on change in fair value of derivative liability of $57,883. The decrease in Net Loss was primarily due to the increase in recognized revenue and a decrease in interest expense.

Liquidity and Capital Resources

Working Capital

The following table provides selected financial data about our company as of March 31, 2023 and December 31, 2022, respectively.

	March 31,	December 31,
	2023	2022	Change	%
Current assets	$3,000,416	$2,851,082	$149,337	5%
Current liabilities	$10,921,394	$8,604,066	$2,317,328	27%
Working capital deficiency	$(7,920,978)	$(5,752,984)	$(2,167,991)	(38)%

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of March 31, 2023, we had cash balance of $108,956 and our principal sources of liquidity were trade accounts receivable of $11,080, advance payment for acquisition of $2,726,188 and prepaid expenses and other current assets of $154,192, as compared to cash of $1,712 trade accounts receivable of $31,978, advance payment for acquisition of $2,726,188 and prepaid expenses and other current assets of $91,204 as of December 31, 2022.

During the last two years, and through the date of this Report, we have faced an increasingly challenging liquidity situation that has limited our ability to execute our operating plan. We will need to obtain capital to continue operations. There is no assurance that we will be able to secure such funding on acceptable terms. During the three months ended March 31, 2023, we reported a loss from operations of $737,983.

As of March 31, 2023, we had assets of cash in the amount of $108,956 and other current assets in the amount of $2,891,460. As of March 31, 2023, we had current liabilities of $10,921,394. Our accumulated deficit as of March 31, 2023 was $52,150,021.

As of December 31, 2022, we had assets of cash in the amount of $1,712 and other current assets in the amount of $2,849,370. As of December 31, 2022, we had current liabilities of $8,604,066. Our accumulated deficit as of December 31, 2022 was $51,412,128.

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

Cash Flow

	Three Months Ended
	March 31,
	2023	2022	Change
Cash provided by (used in) operating activities	$359,797	$155,512	$204,443
Cash used in investing activities	$(81,126)	$(258,280)	$177,154
Cash provided by financing activities	$(171,427)	$(919,889)	$748,460
Cash on hand	$108,956	$182,276	$(73,164)

Operating Activities

During the three months ended March 31, 2023, we generated $359,797 by operating activities, compared to $155,512 provided by during the three months ended March 31, 2022.

Investing Activities

During the three months ended March 31, 2023, we used funds in investing activities of $81,126 to acquire property and equipment and advance payment for acquisition. During the three months ended March 31, 2022, we used funds in investing activities of $258,280 to acquire property and equipment.

Financing Activities

During the three months ended March 31, 2023, we raised $489,070 from issuance of convertible debt; proceeds from related party of $44,210; and $80,960 from issuance of notes payable; repayment of convertible note payable of $70,286; repayment of $710,381 on notes payable; and repayment to related party of $5,000. For March 31, 2023 we had net cash outflows for financing activities of $171,427. By comparison, during the three months ended March 31, 2022, we raised $75,000 through the issuance of Series B Preferred Stock; $902,000 from issuance of convertible debt; and $438,860 from issuance of notes payable; offset in part through redemption of Series B Preferred Stock of $487,730; repayment of convertible note payable of $729,506; repayment of $972,853 on notes payable; repayment to related party of $123,788 and, $21,872 of capital lease payments.

We are dependent upon the receipt of capital investment or other financing to fund our ongoing operations and to execute our business plan. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our plan of operations.

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any off-balance sheet arrangements.

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

Stock-Based Compensation

We measure the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date. For non-employees, as per ASU No. 2018-7, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Stock-Based Payment Accounting, remeasurement is not required. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Stock-based compensation expense is recorded by us in the same expense classifications in the consolidated statements of operations, as if such amounts were paid in cash. Also, refer to Note 1 – Summary of Significant Accounting Policies, in the consolidated financial statements that are included in this Annual Report.

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

Based on our evaluation under the criteria set forth in 2013 Internal Control — Integrated Framework, our management concluded that, as of March 31, 2023 our internal control over financial reporting was not effective because of the identification of material weaknesses described as follows:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not currently a party to any material litigation.

ITEM 1A.	RISK FACTORS

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

We have had a history of operating losses since our inception and, as of March 31, 2023, we had an accumulated deficit of $52,150,021. We may incur operating losses in the future, and these losses could be substantial and impact our ability to attain profitability. If we cannot increase revenue growth, we will not achieve or sustain profitability or positive operating cash flows. Even if we achieve profitability and positive operating cash flows, we may not be able to sustain or increase profitability or positive operating cash flows on a quarterly or annual basis.

There is substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm has included an explanatory paragraph in their report in our audited financial statements for the fiscal year ended December 31, 2022 to the effect that our losses from operations and our negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern within one year after the date that the financial statements are issued. We may be required to cease operations which could result in our stockholders losing all or almost all of their investment. As of March 31, 2023, we had cash balance of $108,956 and our principal sources of liquidity were trade accounts receivable of $11,080 and prepaid, advance payment for acquisition of $2,726,188 and other current assets of $154,192, as compared to cash of $1,712, trade accounts receivable of $31,978 advance payment for acquisition of $2,726,188 and other current assets of $91,204 as of December 31, 2022.

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

Our articles of incorporation authorize the issuance of 125,000,000 shares of Common Stock, of which 6,746,764 shares were issued and outstanding as of March 31, 2023. The future issuance of shares of our Common Stock may result in substantial dilution in the percentage of our Common Stock held by our then- existing stockholders. We may value any Common Stock issued in the future on an arbitrary basis. The issuance of Common Stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors and might have an adverse effect on any trading market for our Common Stock.

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

During the three months ended March 31, 2023, we issued shares of our common stock as follows, pursuant to exemption from registration pursuant to Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder:

●

On January 4, 2023, we issued 97,761 shares of Common Stock to GS Capital Partners LLC pursuant to an agreement with GS Capital Partners LLC, in exchange for $15,000 in note payable principal and $1,384 of accrued interest.

●	On January 9, 2023, we issued 83,333 shares of Common Stock to Westland Properties, LLC pursuant to an agreement with Westland Properties, LLC, in exchange for $15,000 in note payable principal.

●	On January 16, 2023, we issued 139,557 shares of Common Stock to Root Ventures, LLC pursuant to an agreement with Root Ventures, LLC, in exchange for $23,027 in note payable principal.

●	On January 19, 2023, we issued 139,500 shares of Common Stock to Fast Capital LLC pursuant to an agreement with Fast Capital LLC, in exchange for $20,000 in note payable principal.

●

On January 20, 2023, we issued 122,248 shares of Common Stock to GS Capital Partners LLC pursuant to an agreement with GS Capital Partners LLC, in exchange for $16,000 in note payable principal and $1,524 of accrued interest.

●	On January 25, 2023, we issued 111,773 shares of Common Stock to Westland Properties, LLC pursuant to an agreement with Westland Properties, LLC, in exchange for $15,000 in note payable principal.

●

On February 1, 2023, we issued 165,000 shares of Common Stock to Mast Hill Fund pursuant to an agreement with Mast Hill Fund, in exchange for $13,023 in note payable principal and $10,792 of accrued interest.

●	On February 6, 2023, we issued 118,858 shares of Common Stock to Westland Properties, LLC pursuant to an agreement with Westland Properties, LLC, in exchange for $15,000 in note payable principal.

46

●

On February 17, 2023, we issued 179,000 shares of Common Stock to Mast Hill Fund pursuant to an agreement with Mast Hill Fund, in exchange for $21,638 in note payable principal and $4,197 of accrued interest.

●

On February 21, 2023, we issued 174,539 shares of Common Stock to One44 Capital, LLC pursuant to an agreement with One44 Capital, LLC, in exchange for $6,900 in note payable principal and $638 of accrued interest.

●	On February 21, 2023, we issued 179,325 shares of Common Stock to Root Ventures, LLC pursuant to an agreement with Root Ventures, LLC, in exchange for $7,711 in note payable principal.

●

On February 23, 2023, we issued 192,702 shares of Common Stock to GS Capital Partners LLC pursuant to an agreement with GS Capital Partners LLC, in exchange for $5,200 in note payable principal and $503 of accrued interest.

●

On February 23, 2023, we issued 200,674 shares of Common Stock to One44 Capital, LLC pursuant to an agreement with One44 Capital, LLC, in exchange for $5,600 in note payable principal and $521 of accrued interest.

●

On February 28, 2023, we issued 179,000 shares of Common Stock to Mast Hill Fund pursuant to an agreement with Mast Hill Fund, in exchange for $356 in note payable principal and $1,434 of accrued interest.

●

On February 28, 2023, we issued 216,390 shares of Common Stock to One44 Capital, LLC pursuant to an agreement with One44 Capital, LLC, in exchange for $3,800 in note payable principal and $358 of accrued interest.

●

On March 2, 2023, we issued 245,000 shares of Common Stock to Mast Hill Fund pursuant to an agreement with Mast Hill Fund, in exchange for $2,020 in note payable principal and $430 of accrued interest.

●

On March 3, 2023, we issued 220,139 shares of Common Stock to GS Capital Partners LLC pursuant to an agreement with GS Capital Partners LLC, in exchange for $2,900 in note payable principal and $471 of accrued interest.

●

On March 3, 2023, we issued 235,992 shares of Common Stock to One44 Capital, LLC pursuant to an agreement with One44 Capital, LLC, in exchange for $3,300 in note payable principal and $313 of accrued interest.

●

On March 7, 2023, we issued 273,081 shares of Common Stock to One44 Capital, LLC pursuant to an agreement with One44 Capital, LLC, in exchange for $3,800 in note payable principal and $364 of accrued interest.

●

On March 9, 2023, we issued 245,000 shares of Common Stock to Mast Hill Fund pursuant to an agreement with Mast Hill Fund, in exchange for $2,205 in note payable principal and $997 of accrued interest.

●

On March 10, 2023, we issued 302,030 shares of Common Stock to One44 Capital, LLC pursuant to an agreement with One44 Capital, LLC, in exchange for $4,200 in note payable principal and $406 of accrued interest.

●

On March 23, 2023, we issued 310,125 shares of Common Stock to One44 Capital, LLC pursuant to an agreement with One44 Capital, LLC, in exchange for $4,300 in note payable principal and $429 of accrued interest.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

		Incorporated by Reference
				Filing Date/
Exhibit				Period
Number	Exhibit Description	Form	Exhibit	End Date

2.1	Share Exchange Agreement dated December 31, 1998, by and between the Company and Rebound Corp.,	10-SB/A	10.7	1/7/2000

3.1	Amended and Restated Articles of Incorporation of the Company, dated May 4, 1998.	10-12G	3.2	1/11/2019

3.2	Certificate of Designation for Preferred Series A Stock of the Company, dated May 28, 2008.	10-12G	3.3	1/11/2019

3.3	Amendment to Certificate of Designation for Preferred Series A Stock of the Company, dated April 27, 2018.	10-12G	3.4	1/11/2019

3.4	Bylaws of the Company.	10-SB	I	1/4/2000

3.5	Certificate of Amendment to the Company’s Articles of Incorporation dated August 17, 2020.	8-K	3.1	8/21/2020

3.6	Certificate of Designation for Preferred Series B Stock of the Company, dated November 25, 2020.	8-K	3.1	12/2/2020

3.7	Certificate of Amendment to the Company’s Articles of Incorporation dated December 15, 2020, increasing the number of authorized shares of Common stock to 1.8 billion.	8-K	3.1	12/17/2020

3.8	Certificate of Amendment to the Company’s Articles of Incorporation dated April 21, 2021.	8-K	3.1	4/27/2021

3.9	Certificate of Amendment to the Company’s Articles of Incorporation dated January 10, 2021.	8-K	3.1	6/21/2021

3.10	Certificate of Change to the Company’s Articles of Incorporation dated January 6, 2022.	8-K	3.1	3/11/2022

4.1	Description of Securities	10-K	4.1	3/31/2022

4.2	Warrant Exchange Notes issued as of 17 November 2020 in the total original principal amount of $100,000.	10-K	4.7	3/23/2021

4.3	Common stock Purchase Warrant issued in favor of Triton Funds LP on December 11, 2020.	8-K	4.1	12/17/2020

4.4	Common stock Purchase Warrant (the “First Warrant”) issued in favor of Auctus Fund, LLC on 23 April 2021.	8-K	4.1	4/27/2021

4.5	Common stock Purchase Warrant (the “Second Warrant”) issued in favor of Auctus Fund, LLC on April 22, 2021.	8-K	4.2	4/27/2021

4.6	Common stock Purchase Warrant (the “First Warrant”) issued in favor of Auctus Fund, LLC on 30 July 2021 for the purchase of 62,667 shares of Common stock at $4.50 per share.	10-Q	4.11	8/3/2021

4.7	Common stock Purchase Warrant (the “Second Warrant”) issued in favor of Auctus Fund, LLC on 30 July 2021 for the purchase of 62,667 shares of Common stock at $4.50 per share.	10-Q	4.12	8/3/2021

4.8	Common stock Purchase Warrant (the “First Warrant”) issued in favor of Jefferson Street Capital LLC on 28 September 2021.	10-K	4.8	3/31/2022

4.9	Common stock Purchase Warrant (the “Second Warrant”) issued in favor of Jefferson Street Capital LLC on 28 September 2021.	10-K	4.9	3/31/2022

4.10	Convertible Promissory Note issued the Company in favor of Jefferson Street Capital LLC on 28 September 2021 in the original principal amount of $110,000.	10-K	4.10	3/31/2022

4.11	Common stock Purchase Warrant (the “First Warrant”) issued in favor of Mast Hill Fund, LP on 19 October 2021.	10-Q	4.13	10/26/2021

4.12	Common stock Purchase Warrant (the “Second Warrant”) issued in favor of Mast Hill Fund, LP on 19 October 2021.	10-Q	4.14	10/26/2021

4.13	Common stock Purchase Warrant issued in favor of Westland Properties, LLC on 21 December 2021.	10-K	4.13	3/31/2022

4.14	Convertible Promissory Note issued the Company in favor of Westland Properties, LLC on 21 December 2021 in the original principal amount of $555,555.	10-K	4.14	3/31/2022

4.15	Convertible Promissory Note issued the Company in favor of GS Capital Partners, LLC on 11 February 2022 in the original principal amount of $207,500.	10-K	4.15	3/31/2022

4.16	Convertible Promissory Note issued the Company in favor of One44 Capital LLC on 11 February 2022 in the original principal amount of $160,000.	10-K	4.16	3/31/2022

4.17	Convertible Promissory Note issued the Company in favor of Fast Capital, LLC on 14 February 2022 in the original principal amount of $207,500.	10-K	4.17	3/31/2022

4.18	Convertible Promissory Note issued the Company in favor of Root Ventures, LLC on 1 March 2022 in the original principal amount of $207,500.	10-K	4.18	3/31/2022

4.19	Convertible Promissory Note issued the Company in favor of Red Road Holdings Corporation on 9 March 2022 in the original principal amount of $176,813.	10-K	4.19	3/31/2022

4.20	Convertible Promissory Note issued the Company in favor of Vital Link Financial Services, LLC on 30 June 2022 in the original principal amount of $50,000.	10-Q	4.20	9/30/2022

4.21	Convertible Promissory Note issued the Company in favor of Walleye Opportunities Master Fund LTD on 7 December 2022 in the original principal amount of $750,000.

4.22	Convertible Promissory Note issued the Company in favor of 1800 Diagonal Lending LLC on 4 January 2023 in the original principal amount of $162,848.

4.23	Convertible Promissory Note issued the Company in favor of Walleye Opportunities Master Fund LTD on 24 January 2023 in the original principal amount of $300,000.

4.24	Convertible Promissory Note issued the Company in favor of 1800 Diagonal Lending LLC on 16 February 2023 in the original principal amount of $162,848.

10.1	Asset Purchase Agreement dated January 26, 2018 by and between Myriad Software Productions, LLC and Data443 Risk Management, Inc.	10-12G	10.1	1/11/2019

10.2	Secured Promissory Note dated January 26, 2018 issued by Data443 Risk Management, Inc. in favor of Myriad Software Productions, LLC in the original principal amount of $250,000.	10-12G	10.2	1/11/2019

10.3	Security Agreement dated January 26, 2018 executed by Data443 Risk Management, Inc. in favor of Myriad Software Productions, LLC.	10-12G	10.3	1/11/2019

10.4†	2019 Omnibus Stock Incentive Plan dated May 16, 2019	8-K	10.1	5/19/2019

10.5†	Advisory Board Agreement, effective July 28, 2020, between the Company and Omkharan Arasaratnam.	10-Q	10.19	8/6/2020

10.6	Asset Sale Agreement effective January 31, 2021, between the Company and the secured creditors of Wala, Inc.	10-K	10.28	3/23/2021

10.7	Three Secured Promissory Notes, each effective January 31, 2021 and issued by the Company in favor of the secured creditors of Wala, Inc.	10-K	10.29	3/23/2021

10.8	Security Agreement effective January 31, 2021, between the Company and the secured creditors of Wala, Inc.	10-K	10.30	3/23/2021

10.9	Form of Securities Purchase Agreement entered into with Auctus Fund, LLC on April 23, 2021.	8-K	10.1	4/27/2021

10.10	Form of Senior Secured Promissory Note issued in favor of Auctus Fund, LLC on April 23, 2021.	8-K	10.2	4/27/2021

10.11	Form of Security Agreement entered into with Auctus Fund, LLC on April 23, 2021.	8-K	10.3	4/27/2021

10.12†	Employment Agreement, Effective March 1, 2019 between the Company and Jason Remillard	10-K	10.13	3/31/2022

10.13†	Employment Agreement, effective December 1, 2021 between the Company and Nanuk Warman	10-K	10.14	3/31/2022

10.14	Form of Securities Purchase Agreement entered into with Auctus Fund, LLC on 29 July 2021.	10-Q	10.34	8/3/2021

10.15	Form of Senior Secured Promissory Note issued in favor of Auctus Fund, LLC on 29 July 2021.	10-Q	10.35	8/3/2021

10.16	Form of Security Agreement entered into with Auctus Fund, LLC on 29 July 2021.	10-Q	10.36	8/3/2021

10.17	Form of Securities Purchase Agreement entered into with Mast Hill Fund, LP on 19 October 2021.	10-Q	10.37	10/26/2021

10.18	Form of Promissory Note issued in favor of Mast Hill Fund, LP on 19 October 2021.	10-Q	10.38	10/26/2021

10.19	Form of Securities Purchase Agreement entered into with Westland Properties, LLC on 21 December 2021.	10-K	10.21	3/31/2022

10.20	Centurion Holdings I, LLC asset purchase agreement dated January 19, 2022	8-K	10.1	1/19/2022

10.21	Form of Securities Purchase Agreement entered into with GS Capital Partners, LLC on 11 February 2022.	10-K	10.23	3/31/2022

10.22	Form of Securities Purchase Agreement entered into with One44 Capital LLC on 11 February 2022.	10-K	10.24	3/31/2022

10.23	Form of Securities Purchase Agreement entered into with Fast Capital, LLC on 14 February 2022.	10-K	10.25	3/31/2022

10.24	Form of Securities Purchase Agreement entered into with Root Ventures, LLC on 1 March 2022.	10-K	10.26	3/31/2022

10.25	Form of Securities Purchase Agreement entered into with Red Road Holdings Corporation on 9 March 2022.	10-K	10.27	3/31/2022

10.26*	Form of Securities Purchase Agreement entered into with 1800 Diagonal in May 2022

10.27*	Form of Securities Purchase Agreement entered into with Jefferson Street Capital in May 2022

21.1	List of subsidiaries of Registrant.	S-1	21.1	12/07/2021

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer.

32.2*	Section 1350 Certification of Chief Financial Officer.

101*	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, our Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2023	DATA443 RISK MITIGATION, INC.

	By:	/s/ Jason Remillard
	Name:	JASON REMILLARD
	Title:	Chief Executive Officer, (Principal Executive Officer)

