Form 10-Q
period 2023-06-30
Data443 Risk Mitigation, Inc.
filed 2023-08-14
CIK 1068689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2023

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

Yes ☐ No ☒

The outstanding number of shares of common stock as of August 14, 2023 was 61,413,168.

DATA443 RISK MITIGATION, INC.

FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DATA443 RISK MITIGATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2023	2022
Assets
Current assets
Cash	$15,904	$1,712
Accounts receivable, net	3,147	31,978
Prepaid expense and other current assets	273,159	91,204
Total current assets	292,210	124,894

Property and equipment, net	503,242	427,031
Operating lease right-of-use assets, net	249,796	405,148
Advance payment for acquisition	2,726,188	2,726,188
Intellectual property, net of accumulated amortization	204,997	454,331
Deposits	45,673	45,673
Total Assets	$4,022,106	$4,183,265

Liabilities and Stockholders’ Deficit
Current Liabilities

Accounts payable and accrued liabilities	2,221,000	1,031,931
Deferred revenue	1,814,620	1,704,249
Interest payable	616,593	478,712
Notes payable, net of unamortized discount	2,267,658	918,785
Convertible notes payable, net of unamortized discount	2,721,171	4,134,155
Due to a related party	320,488	112,062
Operating lease liability	338,818	213,831
Finance lease liability	-	10,341
Total Current Liabilities	10,300,348	8,604,066

Notes payable, net of unamortized discount - non-current	1,605,855	3,104,573
Convertible notes payable, net of unamortized discount - non-current	97,946	97,946
Deferred revenues - non-current	515,000	788,902
Operating lease liability - non-current	-	354,631

Total Liabilities	12,519,149	12,950,118

Commitments and Contingencies

Stockholders’ Deficit
Series A Preferred Stock, 150,000 shares designated; $0.001 par value; 149,892 shares issued and outstanding, respectively	150	150
Series B Preferred Stock, 80,000 designated; $10 par value; 0 shares issued and outstanding	-	-
Common stock: 500,000,000 authorized; $0.001 par value 59,363,988 and 2,615,737 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	59,360	2,611
Additional paid in capital	43,503,928	42,642,514
Accumulated deficit	(52,060,481)	(51,412,128)
Total Stockholders’ Deficit	(8,497,043)	(8,766,853)
Total Liabilities and Stockholders’ Deficit	$4,022,106	$4,183,265

See the accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

DATA443 RISK MITIGATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenue	$619,040	$750,989	$1,998,846	$1,363,505
Cost of revenue	244,881	78,593	453,863	278,272
Gross profit	374,159	672,396	1,544,983	1,085,233

Operating expenses
General and administrative	1,635,499	2,116,220	3,036,308	3,089,782
Sales and marketing	64,379	59,635	96,553	180,030
Total operating expenses	1,699,878	2,175,855	3,132,861	3,269,812

Loss from operations	(1,325,719)	(1,503,459)	(1,587,878)	(2,184,579)

Other income (expense)
Interest expense	(3,488,822)	(942,753)	(3,964,556)	(2,037,069)
Gain (loss) on settlement of debt	4,904,081	-	4,904,081	-
Change in fair value of derivative liability	-	-	-	(57,883)
Total other expense	1,415,259	(942,753)	939,525	(2,094,952)

Income/(loss) before income taxes	89,540	(2,446,212)	(648,353)	(4,279,531)
Provision for income taxes	-	-	-	-
Net income/(loss)	$89,540	$(2,446,212)	$(648,353)	$(4,279,531)

Dividend on Series B Preferred Stock	-	-	-	(104,631)
Net income/(loss) attributable to common stockholders	$89,540	$(2,446,212)	$(648,353)	$(4,384,162)

Basic and diluted income/(loss) per Common Share	$0.00	$(25.10)	$(0.04)	$(9.62)
Basic and diluted weighted average number of common shares outstanding	28,510,444	97,477	16,334,701	444,824

See the accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

DATA443 RISK MITIGATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

Six Months Ended June 30, 2023

	Series A				Additional		Total
	Preferred Stock		Common stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2022	149,892	$150	2,615,737	$2,611	$42,642,514	$(51,412,128)	$(8,766,853)

Subscription of stock for cash	-	-	-	-	20,000	-	20,000
Common stock issued for conversion of debt	-	-	10,807,823	10,808	321,784	-	332,592
Common stock issued for adjustment to PPM investors	-	-	45,619,000	45,619	(45,619)	-	-
Stock-based compensation	-	-	321,428	322	565,249	-	565,571
Net loss	-	-	-	-	-	(648,353)	(648,353)
Balance – June 30, 2023	149,892	$150	59,363,988	$59,360	$43,503,928	$(52,060,481)	$(8,497,043)

Three Months Ended June 30, 2023

	Series A				Additional		Total
	Preferred Stock		Common stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - March 31, 2023	149,892	$150	6,746,764	$6,742	$42,982,226	$(52,150,021)	$(9,160,903)

Subscription of stock for cash	-	-	-	-	20,000	-	20,000
Common stock issued for conversion of debt	-	-	6,676,796	6,677	95,926	-	102,603
Common stock issued for adjustment to PPM investors	-	-	45,619,000	45,619	(45,619)	-	-
Stock-based compensation	-	-	321,428	322	451,395	-	451,717
Net income	-	-	-	-	-	89,540	89,540
Balance – June 30, 2023	149,892	$150	59,363,988	$59,360	$43,503,928	$(52,060,481)	$(8,497,043)

Six Months Ended June 30, 2022

	Series A				Additional		Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2021	150,000	$150	122,044	$122	$37,810,380	$(42,033,887)	$(4,223,235)

Cumulative-effect adjustment from adoption of ASU 2020-06	-	-	-	-	(517,500)	439,857	(77,643)
Common stock issued for acquisition of Centurion assets	-	-	380,952	381	2,475,807	-	2,476,188
Common stock issued for conversion of preferred stock	(108)	-	108,000	108	(108)		-
Common stock issued for conversion of debt	-	-	165,273	165	29,160	-	29,325
Common stock issued in conjunction with convertible notes	-	-	18,170	18	140,918	-	140,936
Common stock issued for exercised cashless warrant	-	-	6,631	7	(7)	-	-
Common stock issued for service	-	-	153,491	153	844,048	-	844,201
Resolution of derivative liability upon exercise of warrant	-	-		-	57,883	-	57,883
Warrant issued in conjunction with debts	-	-		-	47,628	-	47,628
Stock-based compensation	-	-		-	(45,511)	-	(45,511)
Net loss	-	-		-	-	(4,384,162)	(4,384,162)
Balance - June 30, 2022	149,892	$150	954,561	$954	$40,842,698	$(45,978,192)	$(5,134,390)

See the accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

Three months ended June 30, 2022

	Series A				Additional		Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - March 31, 2022	150,000	$150	148,367	$148	$37,353,357	$(43,531,980)	$(6,178,325)

Common stock issued for acquisition of Centurion assets	-	-	380,952	381	2,475,807	-	2,476,188
Common stock issued for conversion of preferred stock	(108)	-	108,000	108	(108)	-	-
Common stock issued for conversion of debt	-	-	151,200	151	1,361	-	1,512
Common stock issued for service	-	-	153,491	153	844,048	-	844,201
Common stock issued in conjunction with convertible notes	-	-	12,551	13	78,431	-	78,444
Warrant issued in conjunction with debts	-	-	-	-	47,628	-	47,628
Stock-based compensation	-	-	-	-	42,174	-	42,174
Adjustment of reverse stock split	-	-				-	-
Net loss	-	-				(2,446,212)	(2,446,212)
Balance - June 30, 2022	149,892	150	954,561	954	40,842,698	(45,978,192)	(5,134,390)

DATA443 RISK MITIGATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(648,353)	$(4,279,531)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	-	57,883
Gain on settlement of debt	(4,904,081)	-
Stock-based compensation expense	565,571	798,690
Depreciation and amortization	340,550	540,714
Amortization of debt discount	625,783	1,549,752
Lease liability amortization	(74,292)	(14,958)
Changes in operating assets and liabilities:
Accounts receivable	28,831	(209,938)
Prepaid expenses and other assets	(181,955)	42,852
Accounts payable and accrued liabilities	1,189,069	308,642
Deferred revenue	(163,531)	973,992
Accrued interest	3,398,326	105,577
Deposit	-	10,414
Net Cash provided by/(used in) Operating Activities	175,918	(115,911)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advance payment for acquisition	-	(250,000)
Purchase of property and equipment	(167,427)	(96,960)
Net Cash used in Investing Activities	(167,427)	(346,960)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	-	3,781
Proceeds from issuance of convertible notes payable	564,070	1,207,800
Repayment of convertible notes payable	(146,663)	(758,346)
Proceeds from stock subscription	20,000	-
Proceeds from issuance of Series B Preferred Stock	-	75,000
Redemption of Series B Preferred Stock	-	(487,730)
Finance lease payments	(10,341)	(41,195)
Proceeds from issuance of notes payable	417,427	1,186,453
Repayment of notes payable	(1,047,218)	(1,957,492)
Proceeds from related parties	229,426	116,238
Repayment to related parties	(21,000)	(86,571)
Net Cash provided by/(used in) Financing Activities	5,701	(742,062)

Net change in cash	14,192	(1,204,933)
Cash, beginning of period	1,712	1,204,933
Cash, end of period	$15,904	$-

Supplemental cash flow information
Cash paid for interest	$408,160	$344,867

Non-cash Investing and Financing transactions:
Common stock issued for exercised cashless warrant	$-	$7
Settlement of convertible notes payable through issuance of common stock	$332,592	$27,812
Common stock issued in conjunction with convertible note	$-	$62,493
Resolution of derivative liability upon exercise of warrant	$-	$57,883
Settlement of convertible notes payable through issuance of preferred common stock	$-	$65,600
Note payable issued for settlement of License fee payable	$-	$77,643

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

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, we have included all adjustments considered necessary for a fair presentation and such adjustments are of a normal recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2022 and notes thereto and other pertinent information contained in our Form 10-K as filed with the SEC on February 24, 2023. The results of operations for the six months ended June 30, 2023, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2023.

Basis of Consolidation

The accompanying unaudited consolidated financial statements as of June 30, 2023 include our accounts and those of our wholly-owned subsidiary, Data 443 Risk Mitigation, Inc., a North Carolina operating company. These unaudited consolidated financial statements have been prepared on the accrual basis of accounting in accordance with US GAAP. All inter company balances and transactions have been eliminated in consolidation.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on the net earnings (loss) or and financial position.

Accounts Receivable

Trade receivables are generally recorded at the invoice amount mostly for a one-year period, net of an allowance for bad debt. For the three months ended June 30, 2023, and June 30, 2022, we recorded bad debt expense of $0 and $0, respectively

Stock-Based Compensation

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

We recorded approximately $565,571 in stock-based compensation expense for the six months ended June 30, 2023, compared to $798,690 in stock-based compensation expense for the six months ended June 30, 2022. Determining the appropriate fair value model and the related assumptions requires judgment. During the three months ended June 30, 2023, the fair value of each option grant was estimated using a Black-Scholes option-pricing model. The expected volatility represents the historical volatility of our publicly traded common stock. Due to limited historical data, we calculate the expected life based on the mid-point between the vesting date and the contractual term which is in accordance with the simplified method. The expected term for options granted to nonemployees is the contractual life. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of stock options. We have not paid and do not anticipate paying cash dividends on our shares of Common stock; therefore, the expected dividend yield is assumed to be zero.

Contingencies

We account for contingent liabilities in accordance with Accounting Standards Codification (“ASC”) Topic 450, Contingencies. This standard requires management to assess potential contingent liabilities that may exist as of the date of the financial statements to determine the probability and amount of loss that may have occurred, which inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in our financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed in our financial statements. For loss contingencies considered remote, we generally would neither accrue any estimated liability nor disclose the nature of the contingent liability in our financial statements. Management has assessed potential contingent liabilities as of June 30, 2023, and based on that assessment, there are no probable or possible loss contingencies requiring accrual or establishment of a reserve.

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

For the six months ended June 30, 2023 and 2022, respectively, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive:

	Six Months Ended
	June 30,
	2023	2022
	(Shares)	(Shares)
Series A Preferred Stock	149,892,000	149,892,000
Stock options	2,838,067	1,029
Warrants	158,441	158,441
Total	152,888,508	150,051,470

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

NOTE 2: LIQUIDITY AND GOING CONCERN

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As reflected in the financial statements, we have incurred significant current period losses of $648,353 for the six months ended June 30, 2023 and we have negative working capital of $10,008,138 and an accumulated deficit $52,060,481 as of June 30, 2023. We have relied upon loans and issuances of our equity to fund our operations. These conditions, among others, raise substantial doubt about our ability to continue as a going concern. Management’s plans regarding these matters, include raising additional debt or equity financing, the terms of which might not be acceptable. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3: PROPERTY AND EQUIPMENT

The following table summarizes the components of our property and equipment as of the dates presented:

	June 30,	December 31,
	2023	2022
Furniture and Fixtures	$6,103	$6,103
Computer Equipment	1,035,097	867,670
	1,041,200	873,773
Accumulated depreciation	(537,958)	(446,742)
Property and equipment, net of accumulated depreciation	$503,242	$427,031

Depreciation expense for the six months ended June 30, 2023 and 2022, was $91,216 and $80,170, respectively.

During the six months ended June 30, 2023 and 2022, we purchased property and equipment of $167,427 and $96,960, respectively.

NOTE 4: INTELLECTUAL PROPERTY

The following table summarizes the components of our intellectual property as of the dates presented:

	June 30, 2023	December 31, 2022
Intellectual property:
WordPress® GDPR rights	$46,800	$46,800
ARALOC®	1,850,000	1,850,000
ArcMail®	1,445,000	1,445,000
DataExpress®	1,388,051	1,388,051
FileFacets®	135,000	135,000
IntellyWP™	60,000	60,000
Resilient Network Systems	305,000	305,000
	5,229,851	5,229,851
Accumulated amortization	(5,024,854)	(4,775,520)
Intellectual property, net of accumulated amortization	$204,997	$454,331

We recognized amortization expense of $249,334 and $460,544 for the six months ended June 30, 2023, and 2022, respectively.

Based on the carrying value of definite-lived intangible assets as of June 30, 2023, we estimate our amortization expense for the next five years will be as follows:

Amortization
Expense
Year ended December 31,
2023 (excluding the six months ended June 30, 2023)	$162,247
2024	27,000
2025	15,750
Thereafter	-
$204,997

NOTE 5: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following table summarizes the components of our accounts payable and accrued liabilities as of the dates presented:

	June 30,	December 31,
	2023	2022
Accounts payable	$1,370,015	$427,553
Credit cards	72,374	50,302
Accrued liabilities	778,611	554,076
	$2,221,000	$1,031,931

NOTE 6: DEFERRED REVENUE

For the six months ended June 30, 2023 and as of December 31, 2022, changes in deferred revenue were as follows:

	June 30,	December 31,
	2023	2022
Balance, beginning of period	$2,493,151	$1,608,596
Deferral of revenue	1,186,955	3,511,678
Recognition of deferred revenue	(1,350,486)	(2,627,123)
Balance, end of period	$2,329,620	$2,493,151

As of June 30, 2023 and December 31, 2022, deferred revenue is classified as follows:

	June 30,	December 31,
	2023	2022
Current	$1,814,620	$1,704,249
Non-current	515,000	788,902
	$2,329,620	$2,493,151

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

We recognized total lease expense of approximately $146,994 and $83,339 for the six months ended June 30, 2023 and 2022, respectively, primarily related to operating lease costs paid to lessors from operating cash flows. As of June 30, 2023 and December 31, 2022, we recorded a security deposit of $33,467.

At June 30, 2023, future minimum lease payments under operating leases that have initial noncancelable lease terms in excess of one year were as follows:

Total
Year Ended December 31,
2023 (excluding the six months ended June 30, 2023)	242,379
2024	121,406
Thereafter	-
363,785
Less: Imputed interest	(24,967)
Operating lease liabilities	338,818

Operating lease liability - current	338,818
Operating lease liability - non-current	$-

The following summarizes other supplemental information about our operating leases as of June 30, 2023:

Weighted average discount rate	8%
Weighted average remaining lease term (years)	.70

Financing leases

We do not have any financing leases as June 30, 2023 and $10,341 as of December 31, 2022.

NOTE 8: CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

	June 30,	December 31,
	2023	2022
Convertible Notes - Issued in fiscal year 2020	97,946	97,946
Convertible Notes - Issued in fiscal year 2021	414,690	600,400
Convertible Notes - Issued in fiscal year 2022	1,891,083	3,710,440
Convertible Notes - Issued in fiscal year 2023	534,454	-
	2,938,173	4,408,786
Less debt discount and debt issuance cost	(119,056)	(176,685)
	2,819,117	4,232,101
Less current portion of convertible notes payable	2,721,171	4,134,155
Long-term convertible notes payable	$97,946	$97,946

During the six months ended June 30, 2023 and the year ended December 31, 2022, we recognized interest expense of $3,964,556 and $374,938, respectively, and amortization of debt discount expense of $145,837 and $636,010, respectively. During the six months ended June 30, 2022 we recognized interest expense of $346,348 and amortization of debt discount, included in interest expense of $625,783.

Conversion

During the six months ended June 30, 2023, we converted notes with principal amounts and accrued interest of $332,592 into 10,807,823 shares of common stock.

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

Promissory Notes - Issued in fiscal year 2021

In 2021, we issued convertible promissory notes with principal amounts totaling $1,696,999, which resulted in cash proceeds of $1,482,000 after financing fees of $214,999 were deducted. The 2021 Convertible Notes have the following key provisions:

●	Terms ranging from 90 days to 12 months.

●	Annual interest rates of 5% to 12%.

●	Convertible at the option of the holders after varying dates.

●	Conversion price based on a formula corresponding to a discount (39% discount) off the average closing price or lowest trading price of our Common stock for the 20 prior trading days including the day on which a notice of conversion is received.

●	The Mast Hill Fund, LLC convertible promissory note matured on October 19, 2022. The default annual interest rate of 16% becomes the effective interest rate on the past due principal and interest. As of June 30, 2023 the note had a principle balance of $414,690 and accrued interest of $39,822. The note is currently in default.

The 2021 Convertible Notes also were associated with the following:

●	The issuance of 1,414 shares of Common stock valued at $133,663.

●	The issuance of 117,992 warrants to purchase shares of Common stock with an exercise price a range from $7.44 to 36.00. The term in which the warrants can be exercised is 5 years from issue date. (Note 12)

During the six months ended June 30, 2023, in connection with the 2021 Convertible Notes, we repaid principal in the amount of $38,490 and interest expense of $39,822.

Promissory Notes - Issued in fiscal year 2022

During the year ended December 31, 2022, we issued convertible promissory notes with principal amounts totaling $2,120,575, which resulted in cash proceeds of $1,857,800 after deducting a financing fee of $262,775. The 2022 Convertible Notes have the following key provisions:

●	Terms ranging from 3 to 12 months.

●	Annual interest rates of 9% to 20%.

●	Convertible at the option of the holders after varying dates.

●	Conversion price based on a formula corresponding to a discount (20% or 39% discount) off the lowest trading price of our Common stock for the 20 prior trading days including the day on which a notice of conversion is received, although one of the 2022 Convertible Notes establishes a fixed conversion price of $4.50 per share.

●	554,464 shares of common stock valued at $473,691 issued in conjunction with convertible notes.

●	On June 30, 2023, the Company entered into a Note Exchange Agreement (the “Note Exchange Agreement”) with Westland Properties LLC (the “Noteholder”), pursuant to which the Company agreed with Westland Properties LLC to exchange one outstanding note with a total outstanding balance of $5,398,299 for a new note with an aggregate value of $665,000 (the “New Note”). The New Note matures on June 1, 2024, and calls for payments of (i) $115,000 on or prior to July 25, 2023, (ii) nine monthly payments to the noteholder in the amount of $38,889 each, with the first payment beginning September 1, 2023 and (iii) $200,000 on the earlier of (a) three business days following the Company’s successful listing on any of the NYSE American, the Nasdaq Capital Market, the Nasdaq Global Market, the Nasdaq Global Select Market or the New York Stock Exchange or (b) the receipt of not less than $4,000,000 in funding from a single transaction. If the conditions for payment of the above $200,000 are not met, but the Company raises capital in excess of $500,000 in a single closing, then 25% of any capital raised in such closing shall be used to satisfy the $200,000 payment. The Company followed ASC470 Trouble Debt Restructuring, to record a gain on settlement of debt for $4,904,081.

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

Promissory Notes - Issued in fiscal year 2023

During the six months ended June 30, 2023, we issued convertible promissory notes with principal amounts totaling $637,858, which resulted in cash proceeds of $520,000 after deducting a financing fee of $117,858. The 2023 Convertible Notes have the following key provisions:

●	Terms ranging from 9 to 12 months.

●	Annual interest rates of 9% to 20%.

●	Convertible at the option of the holders after varying dates.

●	Conversion price based on a formula corresponding to a discount (20% or 30% discount) off the lowest trading price of our Common stock for the 20 prior trading days including the day on which a notice of conversion is received, although one of the 2023 Convertible Notes establishes a fixed conversion price of $.50 per share.

●	As of the six months ended June 30, 2023, there were no derivative liabilities.

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

We determined our derivative liabilities to be a Level 3 fair value measurement during the year based on management’s estimate of the expected future cash flows required to settle the liabilities, and used the Binomial pricing model to calculate the fair value as of June 30, 2023. The Binomial model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note and warrant is estimated using the Binomial valuation model. As of the six months ended June 30, 2023, there were no derivative liabilities.

For the six months ended June 30, 2023 there was no derivative outstanding, and no loss recorded. For the six months ended June 30, 2022, the change in fair value of the derivative liability was $57,883 and the loss on the derivative was $57,883.

The fair value of the derivative liability for all the notes that became convertible, including the notes issued in prior years, during the year ended December 31, 2022 amounted to $57,883 recognized as a derivative loss.

The inputs used to calculate the derivative values are as follows:

	Six months ended	Year ended
	June 30,	December 31,
	2023	2022
Expected term	-	- *
Expected average volatility	-%	280%
Expected dividend yield	-	-
Risk-free interest rate	-%	3.65%

*	There is no excepted term on the convertible notes.

NOTE 10: NOTES PAYABLE

Notes payable consists of the following:

	June 30,	December 31,		Interest
	2023	2022	Maturity	Rate
Economic Injury Disaster Loan - originated in May 2020 (1, 2)	$500,000	$500,000	30 years	3.75%
Promissory note - originated in September 2020	7,568	20,182	$2,873.89 monthly payment for 36 months	14.0%
Promissory note - originated in December 2020	7,551	16,047	$1,854.41 monthly payment for 36 months	8.0%
Promissory note - originated in January 2021	11,268	22,243	$2,675.89 monthly payment for 36 months	18.0%
Promissory note - originated in February 2021 (3)	1,305,373	1,305,373	5 years	4.0%
Promissory note - originated in April 2021(4)	866,666	866,666	1 year	12%
Promissory note - originated in July 2021(4)	352,500	352,500	1 year	12%
Promissory note - originated in September 2021	37,712	43,667	$1,383.56 monthly payment for 60 months	28%
Promissory note - originated in April 2022	64,680	73,204	$1,695.41 monthly payment for 36 months	16.0%
Promissory note - originated in April 2022	64,053	239,858	$7,250 daily payment for 168 days	25%
Promissory note – originated in June 2022	-	149,011	$20,995 weekly payment for 30 weeks	49%
Promissory note - originated in July 2022	48,569	54,557	$1,485.38 monthly payment for 60 months	18%
Promissory note - originated in July 2022	76,514	94,878	$3,546.87 monthly payment for 36 months	10%
Promissory note - originated in August 2022	22,710	26,538	$589.92 monthly payment for 60 months	8%
Promissory note - originated in October 2022	1,193,612	635,745	$1,749.00 daily payment for 30 days	66%
Promissory note - originated in January 2023	5,160	-	$237.03 monthly payment for 36 months	25%
Promissory note - originated in March 2023	53,519	-	$1,521.73 monthly payment for 60 months	18%
Promissory note - originated in March 2023	13,495	-	$559.25 monthly payment for36 months	17%
Promissory note - originated in April 2023	31,672	-	$3,999.00 monthly payment for 12 months	12%
Promissory note - originated in April 2023	40,400	-	$3,918.03 monthly payment for 12 months	6%
Promissory note - originated in May 2023	250,000	-	3 months	29%
	4,953,022	4,400,469
Less debt discount and debt issuance cost	(1,079,509)	(377,111)
	3,873,513	4,023,358
Less current portion of promissory notes payable	2,267,658	918,785
Long-term promissory notes payable	$1,605,855	$3,104,573

During the six months ended June 30, 2023 and 2022, we recognized interest expense of $630,192 and $113,693, and amortization of debt discount, of $479,946 and $625,621, respectively, included in interest expense.

During the six months ended June 30, 2023 and 2022, we issued promissory notes for a total of $1,599,772 and $1,840,518, less discount of $1,182,344 and $654,065, and repaid $1,047,218 and $1,957,492, respectively.

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

NOTE 12: CAPITAL STOCK AND REVERSE STOCK SPLIT

Preferred Stock

As of June 30, 2023, we are authorized to issue 337,500 shares of preferred stock with a par value of $0.001, of which 150,000 shares have been designated as Series A, and 80,000 shares have been designated as Series B.

Series A Preferred Stock

As of June 30, 2023, we are authorized to issue 150,000 of Series A Preferred stock with par value of $0.001. Each share of Series A was (i) convertible into 1,000 shares of common stock, and (ii) entitled to vote 15,000 shares of common stock on all matters submitted to a vote by shareholders voting common stock. All issued and outstanding shares of Series A Preferred Stock are held by our Chief Executive Officer.

As of June 30, 2023 and December 31, 2022, 149,892 shares of Series A were issued and outstanding, respectively.

Series B Preferred Stock

As of June 30, 2023, we are authorized to issue 80,000 of Series A Preferred stock with par value of $10.00. Each share of Series B (i) is convertible into Common stock at a price per share equal to sixty one percent (61%) of the lowest price for our Common stock during the twenty (20) days of trading preceding the date of the conversion; (ii) earns dividends at the rate of nine percent (9%) per annum; and, (iii) has no voting rights.

As of June 30, 2023 and December 31, 2022, 0 and 0 shares of Series B were issued and outstanding, respectively.

Common stock

As of June 30, 2023, we are authorized to issue 500,000,000 shares of Common stock with a par value of $0.001. All shares have equal voting rights, are non-assessable, and have one vote per share.

During the six months ended June 30, 2023, we issued Common stock as follows:

●	10,807,823 shares issued for conversion of debt;
●	45,619,000 shares issued for adjustment to PPM investors;
●	321,428 shares issued for stock-based compensation.

As of June 30, 2023 and December 31, 2022, 59,363,988 and 2,615,737 shares of Common stock were issued and outstanding, respectively.

Warrants

A summary of activity during the six months ended June 30, 2023 follows:

	Warrants Outstanding
		Weighted Average
	Shares	Exercise Price
Outstanding, December 31, 2022	159,974	$22.07
Granted	-	-
Exercised	-	-
Forfeited/canceled	-	-
Outstanding, June 30, 2023	159,974	$22.07

During the six months ended June 30, 2023, 0 warrants were exercised and we issued 0 shares of Common stock as a result.

The following table summarizes information relating to outstanding and exercisable warrants as of June 30, 2023:

Exercisable Warrants Outstanding
	Weighted Average Remaining
Number of Shares	Contractual life (in years)	Weighted Average Exercise Price
6,250	2.45	$160.00
6,934	2.81	$120.00
15,666	3.07	$36.00
2,917	3.25	$36.00
32,837	3.04	$9.88
74,671	3.50	$7.44
20,699	3.86	$6.00
159,974	3.33	$22.07

NOTE 13: STOCK-BASED COMPENSATION

Stock Options

During the six months ended June 30, 2023, we granted options for the purchase of our Common stock to certain employees as consideration for services rendered. The terms of the stock option grants are determined by our Board of Directors consistent our 2019 Omnibus Stock Incentive Plan which the Board adopted May 16, 2019. Our stock options generally vest upon the one-year anniversary date of the grant and have a maximum term of ten years.

The following summarizes the stock option activity for the six months ended June 30, 2023:

	Options Outstanding	Weighted-Average Exercise Price
Balance as of December 31, 2022	865,983	$1.67
Grants	1,972,728	.07
Exercised	-	-
Cancelled	644	67.40
Balance as of June 30, 2023	2,838,067	$.57

The following summarizes certain information about stock options vested and expected to vest as of June 30, 2023:

	Number of Options	Weighted-Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price
Outstanding	2,838,067	9.07	$.78
Exercisable	477,112	8.29	$3.14
Expected to vest	2,838,067	9.07	$.78

As of June 30, 2023 and December 31, 2022, there was $226,716 and $381,547, respectively, of total compensation costs related to non-vested stock-based compensation arrangements which we expect to recognized within the next 12 months.

Restricted Stock Awards

The following summarizes the restricted stock activity for the six months ended June 30, 2023:

		Weighted-Average
	Shares	Fair Value
Balance as of December 31, 2022	322,798	$225,639
Shares of restricted stock granted	2,550,000	180,000
Exercised	-	-
Cancelled	-	-
Balance as of June 30, 2023	2,872,798	$405,639

Number of Restricted Stock Awards	June 30, 2023	December 31, 2022
Vested	322,798	1,370
Non-vested	2,550,000	321,428

NOTE 14: RELATED PARTY TRANSACTIONS

Jason Remillard is our president and Chief Executive Officer and the sole director. Through his ownership of Series A Preferred Shares, Mr. Remillard has voting control over all matters to be submitted to a vote of our shareholders. Greg McCraw is our Chief Financial Officer own shares of the Company.

During the six months ended June 30, 2023, the Company borrowed $19,700 from our CEO and $150,000 from our CFO. Our CEO paid operating expenses of $68,942 on behalf of the Company and the Company repaid $21,000 to our CEO.

As of June 30, 2023 and December 31, 2022, we had due to related party transactions in the amounts of $320,486 and $112,062, respectively.

NOTE 15: SUBSEQUENT EVENTS

The Company does not have any events subsequent to June 30, 2023 through August 14, 2023, the date the financial statements were issued for disclosure consideration, except for the following:

●	On July 7, 2023, we issued 2,049,180 shares of Common Stock to Root Ventures, LLC pursuant to an agreement with Root Ventures, LLC, in exchange for $25,000 in note payable principal.

●	On July 6, 2023, we received funds as result of entering into a securities purchase agreement (“Purchase Agreement #1”) with an accredited investor as purchaser (“Investor #1”). Pursuant to Purchase Agreement #1, the Company sold, and Investor #1 purchased, $812,500.00 in principal amount of secured convertible notes (the “Investor #1 Notes”) and pre-funded warrants (the “Investor #1 Warrants”). The Investor #1 Notes are convertible into shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), at a conversion price per share of $0.005, subject to adjustment under certain circumstances described in the Investor #1 Notes. The Investor #1 Notes were issued with an original issue discount of 30.00%, do not bear interest, and mature twelve months from the date of issuance.

●

On July 24, 2023, we received funds as result of entering into a second securities purchase agreement (“Purchase Agreement #2” and, together with Purchase Agreement #1, the “Purchase Agreements”) with an accredited investor as purchaser (“Investor #2” and, together with Investor #1, the “Investors”). Pursuant to Purchase Agreement #2, the Company sold, and Investor #2 purchased, $718,750.00 in principal amount of secured convertible notes (the “Investor #2 Notes” and, together with the Investor #1 Notes, the “Notes”) and pre-funded warrants (the “Investor #2 Warrants” and, together with the Investor #1 Warrants, the “Warrants”). The Investor #2 Notes are convertible into Common Stock, at a conversion price per share of $0.005, subject to adjustment under certain circumstances described in the Notes. The Notes were issued with an original issue discount of 15.00%, bear interest at a rate of 12%, and mature twelve months from the date of issuance.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition for the six months ended June 30, 2023 and for the year ended December 31, 2022 should be read in conjunction with our consolidated financial statements, and the notes to those financial statements that are included elsewhere in this quarterly report on Form 10-Q for the quarter ended June 30, 2023 (the “Quarterly Report”).

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

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those described in the “Risk Factors” section of this Quarterly Report, which include, but are not limited to, the following:

●	we will need significant additional capital to fund our operations;

●	there is substantial doubt about our ability to continue as a going concern;

●	we will face intense competition in our market, and we may lack sufficient financial and other resources to maintain and improve our competitive position;

●	we are dependent on the continued services and performance of our founder and Chief Executive Officer, Jason Remillard;

●	our common stock is currently quoted on the OTC Pink and is thinly traded, reducing your ability to liquidate your investment in us;

●	we have had a history of losses and may incur future losses, which may prevent us from attaining profitability;

●	the market price of our common stock may be volatile and may fluctuate in a way that is disproportionate to our operating performance;

●	we have shares of preferred stock that have special rights that could limit our ability to undertake corporate transactions, inhibit potential changes of control, and reduce the proceeds available to our common stockholders in the event of a change in control;

●	we have never paid and do not intend to pay cash dividends;

●	our Chief Executive Officer has the ability to control all matters submitted to stockholders for approval, which limits our stockholders’ ability to influence corporate affairs; and

●	the other factors described in “Risk Factors.”

Those factors should not be construed as exhaustive and should be read with the other cautionary statements in this quarterly report.

Although we have based these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and industry developments may differ materially from statements made in or suggested by the forward-looking statements contained in this Quarterly Report. The matters summarized under “Overview”, “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere in this Quarterly Report could cause our actual results to differ significantly from those contained in our forward-looking statements. In addition, even if our results of operations, financial condition and liquidity, and industry developments are consistent with the forward-looking statements contained in this Quarterly Report, those results or developments may not be indicative of results or developments in subsequent periods.

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

Recent Developments

On May 11, 2023, we entered into an agreement to purchase certain assets (the “Purchase Agreement”) with the Appointed Receiver for the Assets of Cyren Ltd (the “Receiver”). Pursuant to the Purchase Agreement, the Receiver sold, transferred, assigned, conveyed and delivered to the Company, and we purchased from Receiver, all right, title, and interest in and to certain assets in the Purchase Agreement (the “Assets”). In exchange for the Assets, we will pay (i) $500,000 payable in cash, (ii) shares of our common stock equivalent to $2,000,000 and (iii) $1,000,000 in the form of an earn out payment, as further described in the Purchase Agreement. As of the filing of this Quarterly Report, the transaction has not yet closed.

Results of Operations for the Three and Six Months Ended June 30, 2023 Compared to the Three and Six Months Ended June 30, 2022

Our operations for the three months ended June 30, 2023 and 2022 are outlined below:

	Three Months Ended
	June 30		Change
	2023	2022	$	%
Revenue	$619,040	$750,989	$(131,949)	(18)%
Cost of revenue	244,881	78,593	166,288	212%
Gross Profit	374,159	672,396	(298,237)	(44)%
Gross Profit Percentage	60%	90%

Operating expense	1,699,878	2,175,855	(475,977)	(22)%
Other income (expense)	1,415,259	(942,753)	2,358,012	250%
Net loss	$89,540	$(2,446,212)	$2,535,752	(104)%

Revenue

The decrease in revenue has partially resulted from some sales that were originally forecasted for the second quarter of 2023 being pulled forward to the first quarter of 2023. In addition, two of our larger customers opted for annual renewals instead of a multi-year, paid-up-front renewals.. We have restarted several of our lead generation and funnel movement activities throughout the second quarter of 2023. Our existing customers continue to evaluate our offerings for multiple products at a time, rather than singular use cases, which continues to build on organic growth from our customers that come from our acquisitions.

Cost of Revenue

Cost of revenue consists of direct expenses, such as labor, shipping, and supplies. The increase in cost of revenue in part is due to the rise in inflation for products and services. We also incurred additional software and contractor costs related to new business activities.

Operating Expenses

For the three months ended June 30, 2023 and 2022 our operating expenses were as follows:

	Three Months Ended
	June 30,		Change
	2023	2022	$	%

General and administrative	$1,635,499	$2,116,220	$(480,721)	(23)%
Sales and marketing	64,379	59,635	4,744	8%
Total operating expenses	$1,699,878	$2,175,855	$(475,977)	(22)%

General and Administrative Expenses

The general and administrative expenses primarily consisted of management costs, costs to integrate assets we acquired and to expand sales, product enhancements, audit and review fees, filing fees, professional fees, and other expenses related to SEC reporting, including the re-classification of sales-related management expenses, in connection with the projected growth of our business. Additionally, we continue to incur specific one-time costs in relation to our planned Nasdaq Capital Markets uplist, additional financing activities and related functions. The decrease in general and administrative expense was primarily due to an increase cost cutting measures.

Sales and Marketing Expenses

The sales and marketing expenses primarily consisted of continuing to shift our sales operation toward an inbound model, continued high focus on renewals and customer success operations and previously reported expenses, which are, primarily management costs, reclassified to general and administrative expenses.

Other income (expense)

Other expenses for the three months ended June 30, 2023 consisted primarily of interest expense and an forgiveness of debt on note payable of $4,904,081 and accrued interest of $3,488,822. Other expenses for the June 30, 2022 consisted of interest expense and loss on change in fair value of derivative. The decrease in other expenses was primarily due to a decrease in interest expense.

Net Income

Net loss decreased 93% from $2,446,212 for the three months ended June 30, 2022 to net income of $89,540 for the three months ended June 30, 2023. The net income was mainly derived from an operating loss of $1,325,719, and interest expense of $3,488,822 and settlement of debt of $4,904,081. The net loss for the three months ended June 30, 2022 was mainly derived from an operating loss of $1,503,459, interest expense of $671,862 and loss on change in fair value of derivative liability of $178,398. The decrease in net loss was primarily due to the increase in recognized revenue and a decrease in interest expense and the forgiveness of debt.

Our operations for the six months ended June 30, 2023 and 2022 are outlined below:

	Six Months Ended
	June 30,		Change
	2023	2022	$	%
Revenue	$1,998,846	$1,363,505	$635,341	47%
Cost of revenue	453,863	278,272	175,591	63%
Gross Profit	1,544,983	1,085,233	459,750	42%
Gross Profit Percentage	77%	80%

Operating expense	3,132,861	3,269,812	(136,951)	4%
Other income (expense)	939,525	(2,094,952)	3,034,477	145%
Net loss	$(648,353)	$(4,279,531)	$3,631,178	(85)%

Revenue

Revenues increased 220% from $1,363,505 for the six months ended June 30, 2022 to $1,998,846 for the six months ended June 30, 2023. The increase in revenues was driven by existing customer organic growth customers, new customer acquisitions and our high renewal rate.

Cost of Revenue

Cost of revenue consists of direct expenses, such as sales commission, shipping, and supplies. The increase in cost of revenue was primarily due to an increase in one-time costs, including sales commissions for some larger deal closings and customer outreach.

Operating Expenses

For the six months ended June 30, 2023 and 2022 our operating expenses were as follows:

	Six Months Ended
	June 30,		Change
	2023	2022	$	%

General and administrative	$3,036,308	$3,089,782	$(53,474)	(2)%
Sales and marketing	96,553	180,030	(83,477)	(46)%
Total operating expenses	$3,132,861	$3,269,812	$(136,951)	(4)%

General and Administrative Expenses

The general and administrative expenses primarily consisted of management costs, costs to integrate assets we acquired and to expand sales, product enhancements, audit and review fees, filing fees, professional fees, and other expenses related to SEC reporting, including the re-classification of sales-related management expenses, in connection with the projected growth of our business. Additionally, we continue to incur specific costs in relation to our planned uplist to the Nasdaq Capital Markets, additional financing activities and related functions. The increase in general and administrative expense was primarily due to a increases in professional services fees related to uplist activities, increased overhead costs associated with our continued public OTC Pink Market listing, and acquisition-related costs.

Sales and Marketing Expenses

The sales and marketing expenses primarily consisted of continuing to shift our sales operation toward an inbound model, continued high focus on renewals and customer success operations and previously reported expenses, primarily management costs, reclassified to general and administrative expenses. The decrease in sales and marketing expense was primarily due to not having dedicated sales and marketing staff to drive efforts expenses.

Other income (expense)

Other income (expenses) for the six months ended June 30, 2023 consisted primarily of interest expense and an forgiveness of debt on note payable of $4,724,299. Other expenses for the six months ended June 30, 2022 consisted of interest expense and loss on change in fair value of derivative. The decrease in other expenses was primarily due to a decrease in interest expense.

Net Loss

Net loss decreased 85% from $4,279,531 for the six months ended June 30, 2022 to $648,353 for the six months ended June 30, 2023. The net loss was mainly derived from an operating loss of $1,587,878, and interest expense of $3,964,556 and settlement of debt of $4,904,081. The net loss for the six months ended June 30, 2022 was mainly derived from an operating loss of $2,184,579, and interest expense of $2,037,069.

Accumulated Losses

We had a net operating loss carryfowards of approximately $6 million from prior operations in 2017, before our current President and Chief Executive Officer acquired a controlling interest in the company. Subsequent to this and through June 30, 2023, we have relied on convertible notes and other debt instruments that may contain unfavorable discounts, origination fees, and have embedded conversion features that are subject to derivative treatment for accounting purposes. Due primarily to this treatment of convertible notes, debt and related derivative accounting, since 2017, we have accumulated deficits of approximately $14.1 million due to derivative valuations and $14.5 million expensed for interest and amortization of debt discounts for financing and other origination fees.

Liquidity and Capital Resources

Working Capital

The following table provides selected financial data about our company as of June 30, 2023 and December 31, 2022, respectively.

	June 30,	December 31,	Change
	2023	2022	$	%
Current assets	$292,210	$124,894	$167,316	134%
Current liabilities	$10,300,348	$8,604,066	$1,696,282	20%
Working capital deficiency	$(10,008,138)	$(8,479,172)	$(1,528,966)	(18)%

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of June 30, 2023, we had cash balance of $15,904 and our principal sources of liquidity were trade accounts receivable of $3,147, and prepaid expenses and other current assets of $273,169, as compared to cash of $1,712 trade accounts receivable of $31,978, and prepaid expenses and other current assets of $91,204 as of December 31, 2022.

During the last three years, and through the date of this Report, we have faced an increasingly challenging liquidity situation that has limited our ability to execute our operating plan. We will need to obtain capital to continue operations. There is no assurance that we will be able to secure such funding on acceptable terms. During the six months ended June 30, 2023, we reported a loss from operations of $1,587,878.

As of June 30, 2023, we had assets of cash in the amount of $15,904 and other current assets in the amount of $276,306. As of June 30, 2023, we had current liabilities of $10,300,348. Our accumulated deficit as of June 30, 2023 was $52,060,481.

As of December 31, 2022, we had assets of cash in the amount of $1,712 and other current assets in the amount of $123,182. As of December 31, 2022, we had current liabilities of $8,604,066. Our accumulated deficit as of December 31, 2022 was $51,412,128.

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

Cash Flow

	Six Months Ended
	June 30,
	2023	2022	Change
Cash provided by (used in) operating activities	$175,918	$(115,911)	$291,829
Cash used in investing activities	$(167,427)	$(346,960)	$179,533
Cash used in financing activities	$5,701	$(742,062)	$747,763
Cash on hand	$15,904	$-	$15,904

Operating Activities

During the six months ended June 30, 2023, we provided $175,918 by operating activities, compared to $115,911 used by during the six months ended June 30, 2022.

Investing Activities

During the six months ended June 30, 2023, we used funds in investing activities of $167,427 to acquire property and equipment and advance payment for acquisition. During the six months ended June 30, 2022, we used funds in investing activities of $346,960 to acquire property and equipment.

Financing Activities

During the six months ended June 30, 2023, we (i) raised $564,070 from issuance of convertible debt; (ii) received proceeds from a related party of $229,426; and (iii) received proceeds of $417,427 from issuance of notes payable; (iv) repaid of convertible note payable of $146,663; (v) repaid of $1,047,218 on notes payable; and (vi) repaid to a related party of $13,000. For June 30, 2023 we had net cash inflows for financing activities of $5,701. By comparison, during the six months ended June 30, 2022, we (i) raised $75,000 through the issuance of Series B Preferred Stock; (ii) raised $1,207,800 from issuance of convertible debt; (iii) received proceeds from related party of $116,238, (iv) had a bank overdraft of $3,781; and (v) received $1,186,453 from issuance of notes payable. These amounts were offset in part through (i) redemption of Series B Preferred Stock of $487,730; (ii) repayment of convertible note payable of $758,346; (iii) repayment of $1,957,492 on notes payable; (iv) repayment to related party of $86,571; and (v) $41,195 of capital lease payments.

We are dependent upon the receipt of capital investment or other financing to fund our ongoing operations and to execute our business plan. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our plan of operations.

Off-Balance Sheet Arrangements

As of June 30, 2023, we did not have any off-balance sheet arrangements.

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

Stock-Based Compensation

We measure the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date. For non-employees, as per ASU No. 2018-7, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Stock-Based Payment Accounting, remeasurement is not required. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Stock-based compensation expense is recorded by us in the same expense classifications in the consolidated statements of operations, as if such amounts were paid in cash. Also, refer to Note 1 – Summary of Significant Accounting Policies, in the consolidated financial statements that are included in this Quarterly Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information regarding this Item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. However, our chief executive officer and our chief financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under Exchange Act) as of the end of the period by this Form 10-Q and have concluded that we have material weaknesses and significant deficiencies in our internal control over financial reporting as described below. Accordingly, our disclosure controls and procedures were not sufficient to accomplish their objectives at the reasonable assurance level as of June 30, 2023.

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

Based on our evaluation under the criteria set forth in 2013 Internal Control — Integrated Framework, our management concluded that, as of June 30, 2023 our internal control over financial reporting was not effective because of the identification of material weaknesses described as follows:

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

Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

Our management is committed to improving its internal controls when we have adequate resources to do so, we appointed a full-time Chief Financial Officer in September 2022 but do not currently have independent directors or an audit committee. Until there are independent directors and an audit committee, we will mitigate the lack of segregation of duties by (i) continuing to use third party specialists to assist us with accounting and finance; and (ii) commissioning frequent reconciliations of significant accounts using independent auditors.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 1A.	RISK FACTORS

Investing in our Common Stock involves a high degree of risk. You should carefully consider the following risk factors, as well as other information in this Quarterly Report, before deciding whether to invest in the shares of our Common Stock. The occurrence of any of the events described below could have a material adverse effect on our business, financial condition or results of operations. In the case of such an event, the trading price of our Common Stock may decline and you may lose all or part of your investment.

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, including those described in “Risk Factors” in this Quarterly Report, any of which could materially and adversely impact our business and operations, adversely impact our growth prospects, cause us to incur additional costs or liabilities and/or cause the price of our Common Stock to decline. You should carefully consider these risks and uncertainties when investing in our Common Stock. Some of the principal risks and uncertainties include the following:

●	We will require additional funds in the future to achieve our current business strategy;

●	Technology is constantly changing and evolving and the continued viability of our products and services requires that we keep up with an ever-changing technological landscape;

●	We face intense competition in our market, especially from larger, well-established companies;

●	We are dependent on the continued services and performance of our founder and Chief Executive Officer;

●	We may be unable to attract new customers and/or expand sales to existing customers;

●	We may be unable to maintain successful relationships with our channel partners;

●	We may be subject to breaches in our security, cyberattacks or other cyber risks;

●	We may be unable to protect our proprietary technology and intellectual property rights;

●	We may be subject to real or perceived errors, failures, or bugs in our technology;

●	We are subject to federal, state and industry privacy and data security regulations;

●	Our business is susceptible to risks associated with international operations;

●	Our business is subject to the risks of pandemic, fire, power outages, floods, earthquakes, and other catastrophic events, and to interruption by manmade problems such as terrorism and war;

●	Our operations may continue to increase in complexity as we grow, which will add additional challenges to the management of our business in the future;

●	We may be unable to secure necessary financing on acceptable terms and in a timely manner;

●	There is no assurance that future financing from Mr. Remillard will be available or, if available, that it will be on terms that are satisfactory to us;

●	We may not be able to identify suitable acquisition candidates or consummate acquisitions on acceptable terms, or we may be unable to successfully integrate acquisitions;

●	The JOBS Act allows us to postpone the date by which we must comply with certain laws and regulations intended to protect investors and to reduce the amount of information we provide in reports filed with the SEC;

●	Failure to implement proper and effective internal controls or to remediate weakness in internal accounting controls could result in material misstatements in our financial statements.

●	We have secured debt, which could have adverse consequences to you;

●	We may not be able to attract the attention of research analysts at major brokerage firms;

●	In the event of a bankruptcy, liquidation or winding up of our assets, our Common Stock will rank junior to all of our liabilities to third party creditors, and to any class or series of our capital stock created after the date hereof that, by its terms, ranks senior to our Common Stock;

●	Future issuances of debt securities and preferred stock may adversely affect the return of your investment;

●	Our Common Stock is subject to the SEC’s penny stock rules;

●	Our Common Stock has historically experienced low trading volume on the OTC Pink, and therefore the price may not accurately reflect our value and there can be no assurance that an active market for our Common Stock will develop, either now or in the future;

●	We have had a history of losses and may incur future losses, which may prevent us from attaining profitability;

●	There is substantial doubt about our ability to continue as a going concern;

●	We currently have outstanding shares of preferred stock that have special rights that could limit our ability to undertake corporate transactions, inhibit potential changes of control and reduce the proceeds available to our Common Stock holders in the event of a change in control;

●	Our Chief Executive Officer has the ability to control all matters submitted to stockholders for approval;

●	We will continue to incur substantial costs as a result of operating as a public reporting company, and our management will be required to devote substantial time to compliance initiatives;

●	We may issue additional shares of our Common Stock, which may dilute current stockholders;

●	Our management will have broad discretion in the use of the net proceeds from this offering;

●	Adverse or uncertain macroeconomic or geopolitical conditions or reduced IT spending may adversely impact our business, revenues, and profitability; and

●	Prolonged economic uncertainties or downturns could materially adversely affect our business.

Risks Related to Our Business and Industry

We will require significant additional funds in the future to achieve our current business strategy and an inability to obtain funding could cause our business to fail.

We will need to raise significant additional funds through public or private debt or equity financings in order to fund our future operations and fulfill our future contractual obligations. These financings may not be available when needed. Even if these financings are available, they may be on terms that we deem unacceptable or that are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. An inability to obtain financing could have an adverse effect on our ability to implement our business plan and develop our products, and as a result, could diminish our sales or require us to suspend our operations and possibly cease our existence.

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

The JOBS Act is intended to reduce the regulatory burden on “emerging growth companies.” We meet the definition of an emerging growth company and so long as we qualify as an emerging growth company, we are, among other things:

●	not required to comply with the auditor attestation requirements of the Sarbanes-Oxley Act, which include having an independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting;

●	subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exempt from the requirement to hold a nonbinding advisory vote on executive compensation and stockholder approval of any “golden parachute” payments not previously approved;

●	permitted to present only two years of audited financial statements and only two years of management’s discussion and analysis of financial condition and results of operations disclosure in this Quarterly Report; and

●	not required to comply with any rules that may be adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor’s report on our financial statements.

We may choose to take advantage of some or all of these reduced burdens while we qualify as an emerging growth company. We have taken advantage of all of these reduced burdens in this Quarterly Report, and currently intend to do so in future filings. As a result, the information we provide stockholders may be less than information you might receive from other public companies in which you hold equity. In addition, the JOBS Act provides that an emerging growth company can delay adopting new or revised accounting standards until those standards apply to private companies. We have elected to avail ourselves of this exemption. We will remain an emerging growth company until the earliest to occur of 1) the last day of the fiscal year in which we have more than $1.07 billion in annual revenue; 2) the last day of the fiscal year in which we qualify as a “large accelerated filer”, 3) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities; and 4) the last day of the fiscal year in which the fifth anniversary of this offering occurs.

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

We have had a history of operating losses since our inception and, as of June 30, 2023, we had an accumulated deficit of $52,060,481. We may incur operating losses in the future, and these losses could be substantial and impact our ability to attain profitability. If we cannot increase revenue growth, we will not achieve or sustain profitability or positive operating cash flows. Even if we achieve profitability and positive operating cash flows, we may not be able to sustain or increase profitability or positive operating cash flows on a quarterly or annual basis.

There is substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm has included an explanatory paragraph in their report in our audited financial statements for the fiscal year ended December 31, 2022 to the effect that our losses from operations and our negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern within one year after the date that the financial statements are issued. We may be required to cease operations which could result in our stockholders losing all or almost all of their investment. As of June 30, 2023, we had cash balance of $15,904 and our principal sources of liquidity were trade accounts receivable of $3,147 and prepaid expense, advance payment for acquisition of $2,726,188 and other current assets of $273,159, as compared to cash of $1,712, trade accounts receivable of $31,978 advance payment for acquisition of $2,726,188 and other current assets of $91,204 as of December 31, 2022.

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

Our articles of incorporation authorize the issuance of 500,000,000 shares of Common Stock, of which 59,363,988 shares were issued and outstanding as of June 30, 2023. The future issuance of shares of our Common Stock may result in substantial dilution in the percentage of our Common Stock held by our then- existing stockholders. We may value any Common Stock issued in the future on an arbitrary basis. The issuance of Common Stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors and might have an adverse effect on any trading market for our Common Stock.

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

During the three months ended June 30, 2023, we issued shares of our common stock as follows, pursuant to exemption from registration pursuant to Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder:

●	On May 1, 2023, we issued 328,796 shares of Common Stock to One44 Capital, LLC pursuant to an agreement with One44 Capital, LLC, in exchange for $6,300 in note payable principal and $690 of accrued interest.

●	On May 1, 2023, we issued 336,663 shares of Common Stock to Root Ventures, LLC pursuant to an agreement with Root Ventures, LLC, in exchange for $7,137 in note payable principal.

●	On May 8, 2023, we issued 362,878 shares of Common Stock to One44 Capital, LLC pursuant to an agreement with One44 Capital, LLC, in exchange for $6,000 in note payable principal and $556 of accrued interest.

●	On May 19, 2023, we issued 394,437 shares of Common Stock to One44 Capital, LLC pursuant to an agreement with One44 Capital, LLC, in exchange for $5,400 in note payable principal and $615 of accrued interest.

●	On May 26, 2023, we issued 1,644,736 shares of Common Stock to Root Ventures, LLC pursuant to an agreement with Root Ventures, LLC, in exchange for $25,000 in note payable principal.

●	On May 26, 2023, we issued 2,333,333 shares of Common Stock to Fast Capital LLC pursuant to an agreement with Fast Capital LLC, in exchange for $35,000 in note payable principal.

●	On May 31, 2023, we issued 425,580 shares of Common Stock to GS Capital Partners LLC pursuant to an agreement with GS Capital Partners LLC, in exchange for $5,442 in note payable principal and $873 of accrued interest.

●	On June 16, 2023, we issued 850,373 shares of Common Stock to One44 Capital, LLC pursuant to an agreement with One44 Capital, LLC, in exchange for $8,400 in note payable principal and $1,015 of accrued interest.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit
Number	Exhibit Description

4.1	Convertible Promissory Note issued the Company in favor of 1800 Diagonal Lending LLC on 16 May 2023 in the original principal amount of $90,562.

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer.

32.2*	Section 1350 Certification of Chief Financial Officer.

101*	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, our Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2023	DATA443 RISK MITIGATION, INC.

	By:	/s/ Jason Remillard
	Name:	JASON REMILLARD
	Title:	Chief Executive Officer (Principal Executive Officer)

