Form 10-K/A
period 2022-12-31
Data443 Risk Mitigation, Inc.
filed 2023-08-24
CIK 1068689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

The number of shares of registrant’s common stock outstanding as of August 23, 2023 was 61,413,168.

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

EXPLANATORY NOTE

Data443 Risk Mitigation, Inc (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K (this “Form 10-K/A”) for the fiscal year ended December 31, 2022, originally filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2023 (“Original Filing”), to restate certain information in the Company’s previously issued consolidated financial statements and related disclosures for the year ended December 31, 2022.

Background and Effects of the Restatement:

In connection with the preparation of the financial statements of the Company for the quarter ended June 30, 2023, management of the Company realized that the presentation of the statement of cashflows was not correctly presented for the period ended December 31, 2022.

In filing this Form 10-K/A, the Company is restating its previously issued audited consolidated financial statements as of and for the years ended December 31, 2022 and 2021. Specifically, certain balances related to the convertible notes, being presented as financing activities, where they should have been presented as operating activities.

The misstatements that appeared in the previously issued financial statements of the Company were material. A summary of the impact of the reclass described above as of and for the year ended December 31, 2022 are as follows:

	31-Dec-22
	As Previously Reported	Impact of Adjustment	As Revised
Consolidated Statement of Cashflows
Amortization of debt discount	2,512,725	(191,714)	2,321,011
Stock based compensation	1,044,691	(11)	1,044,680
Accounts payable and accrued liabilities	923,107	(6,853)	916,254
Interest payable	361,588	1,832,265	2,193,853
Net Cash used in Operating Activities	(2,886,337)	1,633,687	(1,252,650)
Proceeds from convertible notes issued	1,747,680	279,890	2,027,570
Repayment on convertible notes	1,146,359	(1,918,077)	(771,718)
Proceeds from issuance of notes payable	3,448,246	10,001	3,458,247
Proceeds from related parties	229,281	(1)	299,280
Finance lease payments	(72,768)	(5,500)	(78,268)
Net cash provided by Financing Activities	2,244,244	(1,633,687)	610,557

Restatement of Consolidated Financial Statements:

Except as described above, no other changes have been made to the Original Filing. This Form 10-K/A does not reflect events occurring after the filing of the Original Filing. Accordingly, this Form 10-K/A should be read in conjunction with the Original Filing.

Internal Control Considerations:

The Company’s management has reassessed its evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2022 as further described in Part II, Item 9A of this Form10-/A, and concluded that a material weakness existed and that internal control over financial reporting and disclosure controls and procedures were not effective during the Affected Periods.

Items Amended in this Filing:

This Form 10-K/A amends and restates the following items of the Original Filing as of and for the year ended December 31, 2022:

●	Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
●	Part II — Item 8. Financial Statements and Supplementary Data

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A includes new certifications specified in Rule 13a-14 under the Exchange Act, from the Company’ Chief Executive Officer and Chief Financial Officer dated as of the date of this Amendment. This Amendment also contains a new report of TPS Thayer, LLC (“TPS Thayer”), the Company’s independent registered public accounting firm, on the consolidated financial statements for years ended December 31, 2022, a new report of TPS Thayer’s opinion as of December 31, 2022, and a new consent of TPS Thayer.

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

Restatement

As described in the Explanatory Note above and in Note 17 of “Notes to the Consolidated Financial Statements,” we have restated our consolidated financial statements and Item 7. Management’s Discussion of Financial Condition and Results of Operations for the years ended December 31, 2022, in this Form 10-K/A.

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

Cash Flow

	Years Ended
	December 31,
	2022	2021	Change
Cash used in operating activities	$(1,252,650)	$(855,540)	$(397,110)
Cash used in investing activities	$(561,128)	$(138,331)	$(422,797)
Cash provided by financing activities	$610,557	$2,140,021	$(1,529,464)
Cash on hand	$1,712	$1,204,933	$(1,203,221)

Operating Activities

During the year ended December 31, 2022, we used $1,252,650 in operating activities, compared to $855,540 during the year ended December 31, 2021. The increase in cash used in operating activities was primarily due to a decrease in operating liabilities.

Investing Activities

During the year ended December 31, 2022, we used funds in investing activities of $561,128 to acquire intellectual property and to acquire property and equipment. During the year ended December 31, 2021, we used funds in investing activities of $138,331 to acquire property and equipment.

Financing Activities

During the year ended December 31, 2022, we raised $931,000 through the issuance of Common stock; $75,000 through the issuance of Series B Preferred Stock; $2,027,570 from the issuance of convertible debt; $3,458,247 from the issuance of notes payable; and, $299,280 from a loan from a related party, offset in part through the redemption of Series B Preferred Stock of $487,730; repayment of convertible note payable of $771,718; repayment of $4,408,240 on notes payable; repayment to a related party of $434,584 and, $78,268 of capital lease payments. By comparison, during the year ended December 31, 2021, we raised $846,801 through the issuance of Common stock; $525,000 through the issuance of Series B Preferred Stock; $1,482,000 from the issuance of convertible debt; $4,377,226 from the issuance of notes payable; and, $366,943 from a loan from a related party, offset in part through the redemption of Series B Preferred Stock of $63,999; repayment of convertible note payable of $45,000; repayment of $4,577,578 on notes payable; repayment to a related party of $680,807, and $90,565 of capital lease payments.

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

Restatement of Prior Issued Financials

As discussed in Note 17 to the financial statements, the 2022 financial statements have been restated to correct the presentation of the statement of cashflows.

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

Sugar Land, Texas

February 24, 2023, except for Note 17, as to which the date is August 23, 2023

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

DATA443 RISK MITIGATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,713,467)	$(6,475,154)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	57,883	614,658
(Gain) loss on settlement of debt	-	(186,156)
Stock-based compensation expense	1,044,680	968,470

Loss on impairment of intangible asset	-	75,000
Depreciation and amortization	987,991	1,140,362
Amortization of debt discount	2,321,011	2,906,645
Bad debt	-	36,456
Right of use asset amortization	99,634	(26,214)
Changes in assets and liabilities:
Accounts receivable, net	(10,409)	78,478
Prepaid expenses and other current assets	(20,402)	(70,802)
Accounts payable and accrued liabilities	916,254	(291,922)
Deferred revenue	884,555	90,433
Interest payable	2,193,853	284,206
Deposit	(14,233)	-
Net Cash used in Operating Activities	(1,252,650)	(855,540)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advance payment for acquisition	(250,000)	-
Purchase of property and equipment	(311,128)	(138,331)
Net Cash used in Investing Activities	(561,128)	(138,331)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable	2,027,570	1,482,000
Repayment of convertible notes payable	(771,718)	(45,000)
Proceeds from issuance of common stock	931,000	846,801
Proceeds from issuance of Series B Preferred Stock	75,000	525,000
Redemption of Series B Preferred Stock	(487,730)	(63,999)
Finance lease payments	(78,268)	(90,565)
Proceeds from issuance of notes payable	3,458,247	4,377,226
Repayment of notes payable	(4,408,240)	(4,577,578)
Proceeds from related parties	299,280	366,943
Repayment to related parties	(434,584)	(680,807)
Net Cash provided by Financing Activities	610,557	2,140,021

Net change in cash	(1,203,221)	1,146,150
Cash, beginning of period	1,204,933	58,783
Cash, end of period	$1,712	$1,204,933

Supplemental cash flow information
Cash paid for interest	$5,979,456	$152,643
Cash paid for taxes	$-	$-

Non-cash Investing and Financing transactions:
Common stock issued for acquisition of subsidiary	$2,476,188	$-
Common stock issued for exercised cashless warrant	$7	$1
Settlement of series B preferred stock through issuance of common stock	$-	$827,106
Settlement of convertible notes payable through issuance of common stock	$653,796	$1,842,853
Common stock issued in conjunction with convertible note	$140,937	$133,663
Warrant issued in conjunction with debts	$47,628	$1,024,780
Dividend Series B preferred stock	104,631	40,149
Resolution of derivative liability upon exercise of warrant	$57,883	$139,067
Resolution of derivative liability upon conversion of debt	$-	$531,700
Derivative liability recognized as debt discount	$-	$390,000
Settlement of convertible notes payable through issuance of preferred common stock	$-	$65,600
Note payable issued for settlement of License fee payable	$-	$1,004,880
Cumulative-effect adjustment from adoption of ASU 2020-06	$77,643	$-

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

NOTE 17: RESTATEMENT OF PRIOR ISSUED FINANCIALS

The audited financial statements for the year ended December 31, 2022 have been restated to reflect the correction of errors noted below:

Correction of errors – Subsequent to the yearend the Company noticed that a restatement was needed in the previously issued financial statements, related to the presentation of certain balances on the statement of cashflows for the year ended December 31, 2022. Specifically related to the presentation of the issuance of convertible notes from financing activities to operating activities.

Accordingly, the following table summarizes the error corrections to the Company’s consolidated statement of cashflows for the year ended December 31, 2022.

	31-Dec-22
	As Previously Reported	Impact of Adjustment	As Revised
Consolidated Statement of Cashflows
Amortization of debt discount	2,512,725	(191,714)	2,321,011
Stock based compensation	1,044,691	(11)	1,044,680
Accounts payable and accrued liabilities	923,107	(6,853)	916,254
Interest payable	361,588	1,832,265	2,193,853
Net Cash used in Operating Activities	(2,886,337)	1,633,687	(1,252,650)
Proceeds from convertible notes issued	1,747,680	279,890	2,027,570
Repayment on convertible notes	1,146,359	(1,918,077)	(771,718)
Proceeds from issuance of notes payable	3,448,246	10,001	3,458,247
Proceeds from related parties	229,281	(1)	299,280
Finance lease payments	(72,768)	(5,500)	(78,268)
Net cash provided by Financing Activities	2,244,244	(1,633,687)	610,557

NOTE 18: SUBSEQUENT EVENTS

In accordance with ASC 855-10, “Subsequent Events”, we analyzed our operations subsequent to December 31, 2022 to February 24, 2023, the date when these consolidated financial statements were issued. The Company did not identify any material subsequent events requiring adjustments to or disclosure in its financial statements, other than those noted below.

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

DATED: August 23, 2023	DATA443 RISK MITIGATION, INC.

	BY:	/s/ Jason Remillard
Jason Remillard,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATED

/s/ Jason Remillard	Chairman of the Board;	August 23 2023
Jason Remillard	Chief Executive Officer

/s/ Greg McCraw	Chief Financial Officer	August 23, 2023
Greg McCraw

52