Form 10-Q
period 2023-09-30
Data443 Risk Mitigation, Inc.
filed 2023-11-20
CIK 1068689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2023

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

Yes ☐ No ☒

The outstanding number of shares of our common stock as of November 17, 2023 was 269,124.

DATA443 RISK MITIGATION, INC.

FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DATA443 RISK MITIGATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of September 30,	As of December 31,
	2023	2022
Assets
Current assets
Cash	$4,890	$1,712
Accounts receivable, net	35,623	31,978
Prepaid expense and other current assets	647,990	91,204
Total current assets	688,503	124,894

Property and equipment, net	475,066	427,031
Operating lease right-of-use assets, net	168,189	405,148
Advance payment for acquisition	4,826,188	2,726,188
Intellectual property, net of accumulated amortization	80,334	454,331
Deposits	45,673	45,673
Total Assets	$6,283,953	$4,183,265

Liabilities and Stockholders’ Deficit
Current Liabilities

Accounts payable and accrued liabilities	2,909,110	1,031,931
Deferred revenue	1,619,711	1,704,249
Interest payable	826,187	478,712
Notes payable, net of unamortized discount	2,100,549	918,785
Convertible notes payable, net of unamortized discount	3,142,476	4,134,155
Due to a related party	370,509	112,062
Operating lease liability	235,299	213,831
Finance lease liability	-	10,341
Total Current Liabilities	11,203,841	8,604,066

Notes payable, net of unamortized discount - non-current	1,364,865	3,104,573
Convertible notes payable, net of unamortized discount - non-current	97,946	97,946
Deferred revenues - non-current	330,540	788,902
Operating lease liability - non-current	-	354,631

Total Liabilities	12,997,192	12,950,118

Commitments and Contingencies

Stockholders’ Deficit
Series A Preferred Stock, 150,000 shares designated; $0.001 par value; 149,892,000 shares issued and outstanding, respectively	150	150
Series B Preferred Stock, 80,000 designated; $10 par value; 0 shares issued and outstanding	-	-
Common Stock: 500,000,000 authorized; $0.001 par value 269,124 and 4,360 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively ⁽ⁱ⁾	61,556	2,611
Additional paid in capital	47,265,212	42,642,514
Accumulated deficit	(54,040,157)	(51,412,128)
Total Stockholders’ Deficit	(6,713,239)	(8,766,853)
Total Liabilities and Stockholders’ Deficit	$6,283,953	$4,183,265

⁽ⁱ⁾	Reflects retrospectively the 1-for-600 reverse stock split that became effective September 20, 2023. Refer to Note 1, “Summary of Business Operations and Significant Accounting Policies”

See the accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

DATA443 RISK MITIGATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenue	$693,835	$916,172	$2,692,681	$2,279,677
Cost of revenue	190,425	104,322	644,288	382,594
Gross profit	503,410	811,850	2,048,393	1,897,083

Operating expenses
General and administrative	1,471,024	1,557,584	4,507,332	4,647,366
Sales and marketing	34,430	40,929	130,983	220,959
Total operating expenses	1,505,454	1,598,513	4,638,315	4,868,325

Loss from operations	(1,002,044)	(786,663)	(2,589,922)	(2,971,242)

Other income (expense)
Interest expense	(983,100)	(796,057)	(4,947,656)	(2,833,126)
Gain (loss) on settlement of debt	5,468	-	4,909,549	-
Change in fair value of derivative liability	-	-	-	(57,883)
Total other expense	(977,632)	(796,057)	(38,107)	(2,891,009)

Loss before income taxes	(1,979,676)	(1,582,720)	(2,628,029)	(5,862,251)
Provision for income taxes	-	-	-	-
Loss	$(1,979,676)	$(1,582,720)	$(2,628,029)	$(5,862,251)

Dividend on Series B Preferred Stock	-	-	-	(104,631)
Loss attributable to common stockholders	$(1,979,676)	$(1,582,720)	$(2,628,029)	$(5,966,882)

Basic and diluted loss per Common Share ⁽ⁱ⁾	$(21.97)	$(9,769.88)	$(54.40)	$(5,619.29)
Basic and diluted weighted average number of common shares outstanding ⁽ⁱ⁾	90,093	162	48,310	1,062

⁽ⁱ⁾	Reflects retrospectively the 1-for-600 reverse stock split that became effective September 20, 2023. Refer to Note 1, “Summary of Business Operations and Significant Accounting Policies”

See the accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

DATA443 RISK MITIGATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

Nine Months Ended September 30, 2023

	Series A				Additional		Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2022 ⁽ⁱ⁾	149,892	$150	4,360	$2,611	$42,642,514	$(51,412,128)	$(8,766,853)

Common Stock issued for acquisition of Cyren Assets ⁽ⁱ⁾	-	-	165,290	165	1,999,835	-	2,000,000
Common Stock issued for conversion of debt ⁽ⁱ⁾	-	-	21,428	12,857	344,735	-	357,592
Common Stock issued for adjustment to investors in private placement ⁽ⁱ⁾	-	-	77,010	45,619	(45,619)	-	-
Warrant issued in conjunction with debts ⁽ⁱ⁾	-	-	-	-	1,682,499	-	1,682,499
Stock-based compensation ⁽ⁱ⁾	-	-	1,036	304	641,248	-	641,552
Net loss	-	-	-	-	-	(2,628,029)	(2,628,029)
Balance – September 30, 2023 ⁽ⁱ⁾	149,892	$150	269,124	$61,556	$47,265,212	$(54,040,157)	$(6,713,239)

Three Months Ended September 30, 2023

	Series A				Additional		Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – June 30, 2023 ⁽ⁱ⁾	149,892	$150	98,940	$59,360	$43,458,946	$(52,060,481)	$(8,542,025)

Common Stock issued for cash – Reversal					(20,000)		(20,000)
Common Stock issued for acquisition of Cyren Assets ⁽ⁱ⁾	-	-	165,290	165	1,999,835	-	2,000,000
Common Stock issued for conversion of debt ⁽ⁱ⁾	-	-	4,394	2,049	22,951	-	25,000
Warrant issued in conjunction with debts ⁽ⁱ⁾	-	-	-	-	1,682,499	-	1,682,499
Stock-based compensation ⁽ⁱ⁾	-	-	500	(18)	120,981	-	120,963
Net income	-	-	-	-	-	(1,979,676)	(1,979,676)
Balance – September 30, 2023 ⁽ⁱ⁾	149,892	$150	269,124	$61,556	$47,265,212	$(54,040,157)	$(6,713,239)

⁽ⁱ⁾	Reflects retrospectively the 1-for-600 reverse stock split that became effective September 20, 2023. Refer to Note 1, “Summary of Business Operations and Significant Accounting Policies”

See the accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

DATA443 RISK MITIGATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (Continued)

(UNAUDITED)

Nine Months Ended September 30, 2022

	Series A				Additional		Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2021 ⁽ⁱ⁾	150,000	$150	203	$122	$37,810,380	$(42,033,887)	$(4,223,235)

Cumulative-effect adjustment from adoption of ASU 2020-06	-	-	-	-	(517,500)	439,857	(77,643)
Common Stock issued for acquisition of Centurion assets ⁽ⁱ⁾	-	-	635	381	2,475,807	-	2,476,188
Subscription for share issuance	-	-	-	-	829,000	-	829,000
Common Stock issued for conversion of preferred stock ⁽ⁱ⁾	(108)	-	180	108	(108)	-	-
Common Stock issued for conversion of debt ⁽ⁱ⁾	-	-	481	289	130,799	-	131,088
Common Stock issued in conjunction with convertible notes ⁽ⁱ⁾	-	-	30	18	140,919		140,937
Common Stock issued for exercised cashless warrants ⁽ⁱ⁾	-	-	11	7	(7)	-	-
Common Stock issued for service ⁽ⁱ⁾	-	-	256	153	844,048	-	844,201
Resolution of derivative liability upon exercise of warrants	-	-	-	-	57,883	-	57,883
Warrants issued in conjunction with debts	-	-	-	-	47,628	-	47,628
Stock-based compensation	-	-	-	-	(14,280)	-	(14,280)
Net loss	-	-	-	-	-	(5,966,882)	(5,966,882)
Balance – September 30, 2022 ⁽ⁱ⁾	149,892	$150	1,796	$1,078	$41,804,569	$(47,560,912)	$(5,755,115)

Three months ended September 30, 2022

	Series A				Additional		Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – June 30, 2022 ⁽ⁱ⁾	149,892	$150	1,591	$954	$40,842,698	$(45,978,192)	$(5,134,390)

Subscription for share issuance	-	-	-	-	829,000	-	829,000
Common Stock issued for conversion of debt ⁽ⁱ⁾	-	-	205	124	101,640	-	101,764
Stock-based compensation	-	-	-	-	31,231	-	31,231
Net loss	-	-	-	-	-	(1,582,720)	(1,582,720)
Balance – September 30, 2022 ⁽ⁱ⁾	149,892	$150	1,796	$1,078	$41,804,569	$(47,560,912)	$(5,755,115)

⁽ⁱ⁾	Reflects retrospectively the 1-for-600 reverse stock split that became effective September 20, 2023. Refer to Note 1, “Summary of Business Operations and Significant Accounting Policies”

See the accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

DATA443 RISK MITIGATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(2,628,029)	$(5,862,251)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Change in fair value of derivative liability	-	57,883
(Gain) loss on settlement of debt	(5,057,970)	-
Stock-based compensation expense	641,552	829,921
Depreciation and amortization	511,485	816,944
Amortization of debt discount	1,239,686	1,878,976
Bad debt	-	345,775
Lease liability amortization	(96,204)	42,339
Changes in operating assets and liabilities:
Accounts receivable	(3,645)	(328,466)
Prepaid expenses and other assets	(556,786)	25,172
Accounts payable and accrued liabilities	1,877,179	675,723
Deferred revenue	(542,900)	1,043,786
Accrued interest expense	5,136,419	203,512
Accrued Dividend	-	(14,233)
Net Cash (used in ) provided by Operating Activities	520,787	(284,919)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advance payment for acquisition	(100,000)	(250,000)
Purchase of property and equipment	(185,523)	(298,839)
Net Cash used in Investing Activities	(285,523)	(548,839)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of convertible notes payable	1,067,631	1,257,800
Repayment of convertible notes payable	(294,868)	(895,783)
Proceeds from stock subscription for share issuance	-	829,000
Proceeds from issuance of Series B Preferred Stock	-	75,000
Redemption of Series B Preferred Stock	-	(487,730)
Finance lease payments	(10,341)	(57,325)
Proceeds from issuance of notes payable	-	2,516,912
Repayment of notes payable	(1,252,955)	(3,430,411)
Proceeds from related parties	318,447	224,778
Repayment to related parties	(60,000)	(174,431)
Net Cash used in Financing Activities	(232,086)	(142,190)

Net change in cash	3,178	(975,948)
Cash, beginning of period	1,712	1,204,933
Cash, end of period	$4,890	$228,985

Supplemental cash flow information
Cash paid for interest	$701,427	$454,366
Cash paid for taxes	$-	$-

Non-cash Investing and Financing transactions:
Common Stock issued for purchase of intangibles	$2,000,000	$2,476,188
Common Stock issued for exercised cashless warrant	$-	$7
Settlement of convertible notes payable through issuance of common stock	$357,592	$131,087
Common Stock issued in conjunction with convertible note	$-	$140,936
Warrant issued in conjunction with debts	$1,682,499	$47,628
Resolution of derivative liability upon exercise of warrant	$-	$57,883
Cumulative-effect adjustment from adoption of ASU 2020-06	$-	$77,642

See the accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

DATA443 RISK MITIGATION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Data443 Risk Mitigation, Inc. (“we,” “us,” “our” or the “Company”) was incorporated as a Nevada corporation on May 4, 1998. On October 15, 2019, we changed our name from LandStar, Inc. to Data443 Risk Mitigation, Inc..

We deliver solutions and capabilities that businesses can use in conjunction with their use of established cloud vendors such as Microsoft® Azure, Google® Cloud Platform (GCP) and Amazon® Web Services (AWS), as well as with on-premises databases and database applications with virtualization platforms, such as those hosted or configured using VMWare®, Citrix® and Oracle® clouds/products.

Reverse Stock Split

Our Board of Directors and stockholders approved a reverse stock split of the outstanding shares of our common stock, par value $0.001 (the “Common Stock”) on the basis of one share of Common Stock for every 600 shares of Common Stock, which reverse stock split became effective on September 20, 2023. Unless noted otherwise, all shares and per share amounts and information presented herein have been retroactively adjusted to reflect the reverse stock split for all periods presented.

Advance Payment for Acquisition

On January 19, 2022, we entered into an Asset Purchase Agreement with Centurion Holdings I, LLC (“Centurion”) to acquire the intellectual property rights and certain assets collectively known as Centurion SmartShield Home and SmartShield Enterprise, patented technology that protects and recovers devices in the event of ransomware attacks. The total purchase price of $3,400,000 consists of: (i) a $250,000 cash payment at closing; (ii) a $2,900,000 promissory note issued by us in favor of Centurion (“Centurion Note”); and (iii) $250,000 in the form of a contingent payment. The Centurion Note matures on January 19, 2027 but provides that our repayment obligation accelerates upon the occurrence of certain events. In April 2022, we and Centurion agreed that we would issue shares of Common Stock to Centurion in an amount then-equivalent to $2,400,000, as partial repayment of amount due under the Centurion Note. We issued Centurion 635 shares of Common Stock on April 20, 2022. Because Data443 still has some repayment obligations to fulfill under the Centurion Note, as of the filing date of these financial statements, the acquisition that is the subject of the Centurion Asset Purchase Agreement is still not completed, and is expected to be completed in 2023.

On May 11, 2023, we entered into an agreement to purchase certain assets (the “Purchase Agreement”) with the Appointed Receiver for the Assets of Cyren Ltd (the “Receiver”). Pursuant to the Purchase Agreement, the Receiver sold, transferred, assigned, conveyed and delivered to us, and we purchased from Receiver, all right, title, and interest in and to certain assets in the Purchase Agreement (the “Assets”). In exchange for the Assets, we will pay (i) $500,000 payable in cash, (ii) shares of our Common Stock equivalent to $2,000,000 and (iii) $1,000,000 in the form of an earn out payment, as further described in the Purchase Agreement. We issued the Receiver 165,290 shares of Common Stock on September 26, 2023 and $100,000 cash payment as an advance on the cash payable obligation. As of the filing of this Quarterly Report, the transaction has not yet closed.

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, we have included all adjustments considered necessary for a fair presentation and such adjustments are of a normal recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2022 and notes thereto and other pertinent information contained in our Form 10-K as filed with the SEC on February 24, 2023 and amended on August 24, 2023. The results of operations for the nine months ended September 30, 2023, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2023.

Basis of Consolidation

The accompanying unaudited consolidated financial statements as of September 30, 2023 include our accounts and those of our wholly-owned subsidiary, Data 443 Risk Mitigation, Inc., a North Carolina operating company. These unaudited consolidated financial statements have been prepared on the accrual basis of accounting in accordance with US GAAP. All inter company balances and transactions have been eliminated in consolidation.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on the net loss or and financial position.

Accounts Receivable

Trade receivables are generally recorded at the invoice amount mostly for a one-year period, net of an allowance for bad debt. For the three months ended September 30, 2023, and September 30, 2022, we recorded bad debt expense of $0 and $345,775, respectively. For the nine months ended September 30, 2023, and September 30, 2022, we recorded bad debt expense of $0 and $345,775, respectively.

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

We recorded approximately $120,981 in stock-based compensation expense for the three months ended September 30, 2023, compared to $31,231 in stock-based compensation expense for the three months ended September 30, 2022.

We recorded approximately $641,552 in stock-based compensation expense for the nine months ended September 30, 2023, compared to $(14,280) in stock-based compensation expense for the nine months ended September 30, 2022. Determining the appropriate fair value model and the related assumptions requires judgment. During the three and nine months ended September 30, 2023, the fair value of each option grant was estimated using a Black-Scholes option-pricing model. The expected volatility represents the historical volatility of our publicly traded Common Stock. Due to limited historical data, we calculate the expected life based on the mid-point between the vesting date and the contractual term which is in accordance with the simplified method. The expected term for options granted to nonemployees is the contractual life. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of stock options. We have not paid and do not anticipate paying cash dividends on our shares of Common Stock; therefore, the expected dividend yield is assumed to be zero.

Contingencies

We account for contingent liabilities in accordance with Accounting Standards Codification (“ASC”) Topic 450, Contingencies. This standard requires management to assess potential contingent liabilities that may exist as of the date of the financial statements to determine the probability and amount of loss that may have occurred, which inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in our financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed in our financial statements. For loss contingencies considered remote, we generally would neither accrue any estimated liability nor disclose the nature of the contingent liability in our financial statements. Management has assessed potential contingent liabilities as of September 30, 2023, and based on that assessment, there are no probable or possible loss contingencies requiring accrual or establishment of a reserve.

Basic and Diluted Net Loss Per Share of Common Stock

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

For the three and nine months ended September 30, 2023 and 2022, the following Common Stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive:

	Three Months Ended
	September 30,
	2023	2022
	(Shares)	(Shares)
Series A Preferred Stock	149,892,000	149,892,000
Stock options	5,034	1
Warrants	753,976	264
Total	150,651,010	149,892,265

	Nine Months Ended
	September 30,
	2023	2022
	(Shares)	(Shares)
Series A Preferred Stock	149,892,000	149,892,000
Stock options	9,765	1
Warrants	754,240	264
Total	150,656,005	149,892,265

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

To compute the transition adjustment for a convertible instrument under both the modified retrospective and full retrospective methods, entities need to recompute the basis of that instrument at transition (i.e., the beginning of year of adoption for the modified retrospective method or the beginning of earliest year presented for the full retrospective method) as if the conversion option had not been separated. We use the modified retrospective method to adjust.

Recently Issued Accounting Pronouncements

We have considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its consolidated financial statements.

NOTE 2: LIQUIDITY AND GOING CONCERN

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As reflected in the financial statements, we have incurred significant current period losses of $2,628,029 for the nine months ended September 30, 2023 and we have negative working capital of $10,669,338 and an accumulated deficit $54,040,157 as of September 30, 2023. We have relied upon loans and issuances of our equity to fund our operations. These conditions, among others, raise substantial doubt about our ability to continue as a going concern. Management’s plans regarding these matters, include raising additional debt or equity financing, the terms of which might not be acceptable. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3: PROPERTY AND EQUIPMENT

The following table summarizes the components of our property and equipment as of the dates presented:

	September 30,	December 31,
	2023	2022
Furniture and Fixtures	$6,103	$6,103
Computer Equipment	1,053,193	867,670
	1,059,296	873,773
Accumulated depreciation	(584,230)	(446,742)
Property and equipment, net of accumulated depreciation	$475,066	$427,031

Depreciation expense for the three months ended September 30, 2023 and 2022, was $ 46,272.00 and $ 45,958.00, respectively.

Depreciation expense for the nine months ended September 30, 2023 and 2022, was $137,488 and $126,128, respectively.

During the nine months ended September 30, 2023 and 2022, we purchased property and equipment of $185,523 and $298,839, respectively.

NOTE 4: INTELLECTUAL PROPERTY

The following table summarizes the components of our intellectual property as of the dates presented:

	September 30, 2023	December 31, 2022
Intellectual property:
WordPress® GDPR rights	$46,800	$46,800
ARALOC®	1,850,000	1,850,000
ArcMail®	1,445,000	1,445,000
DataExpress®	1,388,051	1,388,051
FileFacets®	135,000	135,000
IntellyWP™	60,000	60,000
Resilient Network Systems	305,000	305,000
	5,229,851	5,229,851
Accumulated amortization	(5,149,517)	(4,775,520)
Intellectual property, net of accumulated amortization	$80,334	$454,331

We recognized amortization expense of $124,663 and $230,272 for the three months ended September 30, 2023, and 2022, respectively.

We recognized amortization expense of $373,998 and $690,816 for the nine months ended September 30, 2023, and 2022, respectively.

Based on the carrying value of definite-lived intangible assets as of September 30, 2023, we estimate our amortization expense for the next five years will be as follows:

Amortization
Expense
Year ended December 31,
2023 (excluding the nine months ended September 30, 2023)	$37,584
2024	27,000
2025	15,750
Thereafter	-
$80,334

NOTE 5: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following table summarizes the components of our accounts payable and accrued liabilities as of the dates presented:

	September 30,	December 31,
	2023	2022
Accounts payable	$1,415,034	$427,553
Credit cards	83,662	50,302
Accrued liabilities	1,410,414	554,076
	$2,909,110	$1,031,931

NOTE 6: DEFERRED REVENUE

For the nine months ended September 30, 2023 and as of December 31, 2022, changes in deferred revenue were as follows:

	September 30,	December 31,
	2023	2022
Balance, beginning of period	$2,493,151	$1,608,596
Deferral of revenue	1,424,478	3,511,678
Recognition of deferred revenue	(1,967,378)	(2,627,123)
Balance, end of period	$1,950,251	$2,493,151

As of September 30, 2023 and December 31, 2022, deferred revenue is classified as follows:

	September 30,	December 31,
	2023	2022
Current	$1,619,711	$1,704,249
Non-current	330,540	788,902
	$1,950,251	$2,493,151

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

We recognized total lease expense of approximately $55,389 and $54,474 for the three months ended September 30, 2023 and 2022, respectively, primarily related to operating lease costs paid to lessors from operating cash flows. We recognized total lease expense of approximately $202,383 and $137,813 for the nine months ended September 30, 2023 and 2022, respectively, primarily related to operating lease costs paid to lessors from operating cash flows. As of September 30, 2023 and December 31, 2022, we recorded a security deposit of $33,467.

At September 30, 2023, future minimum lease payments under operating leases that have initial noncancelable lease terms in excess of one year were as follows:

Total
Year Ended December 31,
2023 (excluding the nine months ended September 30, 2023)	121,190
2024	121,406
Thereafter	-
242,596
Less: Imputed interest	(7,297)
Operating lease liabilities	235,299

Operating lease liability – current	235,299
Operating lease liability - non-current	$-

The following summarizes other supplemental information about our operating leases as of September 30, 2023:

Weighted average discount rate	8%
Weighted average remaining lease term (years)	.58

Financing leases

We do not have any financing leases as of September 30, 2023 and $10,341 as of December 31, 2022.

NOTE 8: CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

	September 30,	December 31,
	2023	2022
Convertible Notes - Issued in fiscal year 2020	97,946	97,946
Convertible Notes - Issued in fiscal year 2021	508,440	600,400
Convertible Notes - Issued in fiscal year 2022	1,712,194	3,710,440
Convertible Notes - Issued in fiscal year 2023	2,211,083	-
	4,529,663	4,408,786
Less debt discount and debt issuance cost	(1,289,241)	(176,685)
	3,240,422	4,232,101
Less current portion of convertible notes payable	3,142,476	4,134,155
Long-term convertible notes payable	$97,946	$97,946

During the nine months ended September 30, 2023 and September 30, 2022, we recognized interest expense of $431,806 and $433,940, respectively, and amortization of debt discount expense of $544,675 and $651,383, respectively.

During the three months ended September 30, 2023 and September 30, 2022, we recognized interest expense of $145,164 and $59,002 and amortization of debt discount, included in interest expense of $398,838 and $15,373, respectively.

Conversion

During the nine months ended September 30, 2023, we converted notes with principal amounts and accrued interest of $357,592 into 21,428 shares of Common Stock.

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

Promissory Notes - Issued in fiscal year 2021

In 2021, we issued convertible promissory notes with principal amounts totaling $1,696,999, which resulted in cash proceeds of $1,482,000 after financing fees of $214,999 were deducted. The 2021 Convertible Notes have the following key provisions:

●	Terms ranging from 90 days to 12 months.

●	Annual interest rates of 5% to 12%.

●	Convertible at the option of the holders after varying dates.

●	Conversion price based on a formula corresponding to a discount (39% discount) off the average closing price or lowest trading price of our Common Stock for the 20 prior trading days including the day on which a notice of conversion is received.

●	The Mast Hill Fund, LLC convertible promissory note matured on October 19, 2022. The default annual interest rate of 16% is the effective interest rate on the past due principal and interest. As of September 30, 2023 the note had a principle balance of $508,440 and accrued interest of $60,286.

The 2021 Convertible Notes also were associated with the following:

●	The issuance of 2 shares of Common Stock valued at $133,663.

●	The issuance of 197 warrants to purchase shares of Common Stock with an exercise price a range from $4,464 to $21,600. The term in which the warrants can be exercised is 5 years from issue date. (Note 12)

During the nine months ended September 30, 2023, in connection with the 2021 Convertible Notes, we repaid principal in the amount of $38,490 and interest expense of $39,822.

Promissory Notes - Issued in fiscal year 2022

During the year ended December 31, 2022, we issued convertible promissory notes with principal amounts totaling $2,120,575, which resulted in cash proceeds of $1,857,800 after deducting a financing fee of $262,775. The 2022 Convertible Notes have the following key provisions:

●	Terms ranging from 3 to 12 months.

●	Annual interest rates of 9% to 20%.

●	Convertible at the option of the holders after varying dates.

●	Conversion price based on a formula corresponding to a discount (20% or 39% discount) off the lowest trading price of our Common Stock for the 20 prior trading days including the day on which a notice of conversion is received, although one of the 2022 Convertible Notes establishes a fixed conversion price of $2,700 per share.

●	924 shares of Common Stock valued at $473,691 issued in conjunction with convertible notes.

●	On June 30, 2023, we entered into a Note Exchange Agreement (the “Note Exchange Agreement”) with Westland Properties LLC (the “Noteholder”), pursuant to which we agreed with Westland Properties LLC to exchange one outstanding note with a total outstanding balance of $5,398,299 for a new note with an aggregate value of $665,000 (the “New Note”). The New Note matures on June 1, 2024, and calls for payments of (i) $115,000 on or prior to July 25, 2023, (ii) nine monthly payments to the noteholder in the amount of $38,889 each, with the first payment beginning September 1, 2023 and (iii) $200,000 on the earlier of (a) three business days following our successful listing on any of the NYSE American, the Nasdaq Capital Market, the Nasdaq Global Market, the Nasdaq Global Select Market or the New York Stock Exchange or (b) the receipt of not less than $4,000,000 in funding from a single transaction. If the conditions for payment of the above $200,000 are not met, but we raise capital in excess of $500,000 in a single closing, then 25% of any capital raised in such closing shall be used to satisfy the $200,000 payment. We followed ASC470 Trouble Debt Restructuring, to record a gain on settlement of debt for $4,904,081.

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

Promissory Notes - Issued in fiscal year 2023

During the nine months ended September 30, 2023, we issued convertible promissory notes with principal amounts totaling $2,211,083, which resulted in cash proceeds of $2,015,000 after deducting a financing fee of $462,112. The 2023 Convertible Notes have the following key provisions:

●	Terms ranging from 9 to 12 months.

●	Annual interest rates of 9% to 20%.

●	Convertible at the option of the holders after varying dates.

●	Conversion price based on a formula corresponding to a discount (20% or 30% discount) off the lowest trading price of our Common Stock for the 20 prior trading days including the day on which a notice of conversion is received, although one of the 2023 Convertible Notes establishes a fixed conversion price of $.50 per share and two of the 2023 Convertible Notes have a fixed conversion price of $.005 per share.

●	As of the nine months ended September 30, 2023, there were no derivative liabilities.

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

We determined our derivative liabilities to be a Level 3 fair value measurement during the year based on management’s estimate of the expected future cash flows required to settle the liabilities, and used the Binomial pricing model to calculate the fair value as of September 30, 2023. The Binomial model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note and warrant is estimated using the Binomial valuation model. As of the nine months ended September 30, 2023, there were no derivative liabilities.

For the nine months ended September 30, 2023 there was no derivative outstanding, and no loss recorded. For the nine months ended September 30, 2022, the change in fair value of the derivative liability was $57,883 and the loss on the derivative was $57,883.

The fair value of the derivative liability for all the notes that became convertible, including the notes issued in prior years, during the year ended December 31, 2022 amounted to $57,883 recognized as a derivative loss.

The inputs used to calculate the derivative values are as follows:

	Nine months ended	Year ended
	September 30,	December 31,
	2023	2022
Expected term	-	- *
Expected average volatility	-%	280%
Expected dividend yield	-	-
Risk-free interest rate	-%	3.65%

*	There is no excepted term on the convertible notes.

NOTE 10: NOTES PAYABLE

Notes payable consists of the following:

	September,	December 31,		Interest
	2023	2022	Maturity	Rate
Economic Injury Disaster Loan - originated in May 2020 (1, 2)	$500,000	$500,000	30 years	3.75%
Promissory note - originated in September 2020	-	20,182	$2,873.89 monthly payment for 36 months	14.0%
Promissory note - originated in December 2020	3,303	16,047	$1,854.41 monthly payment for 36 months	8.0%
Promissory note - originated in January 2021	4,683	22,243	$2,675.89 monthly payment for 36 months	18.0%
Promissory note - originated in February 2021 (3)	1,305,373	1,305,373	5 years	4.0%
Promissory note - originated in April 2021(4)	866,666	866,666	1 year	12%
Promissory note - originated in July 2021(4)	352,500	352,500	1 year	12%
Promissory note - originated in September 2021	34,735	43,667	$1,383.56 monthly payment for 60 months	28%
Promissory note - originated in April 2022	60,418	73,204	$1,695.41 monthly payment for 36 months	16.0%
Promissory note - originated in April 2022	61,392	239,858	$7,250 daily payment for 168 days	25%
Promissory note – originated in June 2022	-	149,011	$20,995 weekly payment for 30 weeks	49%
Promissory note - originated in July 2022	45,575	54,557	$1,485.38 monthly payment for 60 months	18%
Promissory note - originated in July 2022	70,393	94,878	$3,546.87 monthly payment for 36 months	10%
Promissory note - originated in August 2022	21,753	26,538	$589.92 monthly payment for 60 months	8%
Promissory note - originated in October 2022	1,111,032	635,745	$1,749.00 daily payment for 30 days	66%
Promissory note - originated in January 2023	4,660	-	$237.03 monthly payment for 36 months	25%
Promissory note - originated in March 2023	50,543	-	$1,521.73 monthly payment for 60 months	18%
Promissory note - originated in March 2023	12,189	-	$559.25 monthly payment for 36 months	17%
Promissory note - originated in April 2023	21,115	-	$3,999.00 monthly payment for 12 months	12%
Promissory note - originated in April 2023	25,709	-	$3,918.03 monthly payment for 12 months	6%
Promissory note - originated in May 2023	250,000	-	3 months	29%
Promissory note - originated in August 2023	17,406	-	36 months	14%
	4,819,445	4,400,469
Less debt discount and debt issuance cost	(1,354,031)	(377,111)
	3,465,414	4,023,358
Less current portion of promissory notes payable	2,100,549	918,785
Long-term promissory notes payable	$1,364,865	$3,104,573

During the nine months ended September 30, 2023 and 2022, we recognized interest expense of $313,069 and $172,371, and amortization of debt discount, of $695,011 and $927,505, respectively, included in interest expense.

During the three months ended September 30, 2023 and 2022, we recognized interest expense of $76,962 and $58,678, and amortization of debt discount, included in interest expense of $215,065 and $301,884, respectively

During the nine months ended September 30, 2023 and the year ended December 31, 2022, we issued promissory notes for a total of $1,617,868 and $4,840,215 , less discount of $1,671,868 and $1,381,970 , and repaid $1,252,955 and 4,408,240 , respectively.

During the three months ended September 30, 2023 and 2022, we issued promissory notes for a total of $18,096 and $431,112, less discount of $18,096 and $20,965, and repaid $205,737 and $1,472,919, respectively.

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

NOTE 12: CAPITAL STOCK AND REVERSE STOCK SPLIT

On September 14, 2023, we filed an amendment to its Articles of Incorporation to effect a 1-for-600 reverse stock split of its issued and outstanding shares of common stock, each with $0.001 par value (“Common Stock”). All per share amounts and number of shares, in the consolidated financial statements and related notes have been retroactively adjusted to reflect the reverse stock split.

Preferred Stock

As of September 30, 2023, we are authorized to issue 230,000 shares of preferred stock with a par value of $0.001, of which 150,000 shares have been designated as Series A Preferred Stock, and 80,000 shares have been designated as Series B Preferred Stock with a par value of $10 per share.

Series A Preferred Stock

As of September 30, 2023, we are authorized to issue 150,000 of Series A Preferred stock with par value of $0.001. Each share of Series A Preferred Stock was (i) convertible into 1.6 shares of Common Stock, and (ii) entitled to vote 15,000 shares of Common Stock on all matters submitted to a vote by holders of Common Stock. All issued and outstanding shares of Series A Preferred Stock are held by our Chief Executive Officer.

As of September 30, 2023 and December 31, 2022, 149,892 shares of Series A Preferred Stock were issued and outstanding, respectively.

Series B Preferred Stock

As of September 30, 2023, we are authorized to issue 80,000 of Series A Preferred Stock with par value of $10.00. Each share of Series B Preferred Stock (i) is convertible into Common Stock at a price per share equal to sixty one percent (61%) of the lowest price for our Common Stock during the twenty (20) days of trading preceding the date of the conversion; (ii) earns dividends at the rate of nine percent (9%) per annum; and, (iii) has no voting rights.

As of September 30, 2023 and December 31, 2022, 0 and 0 shares of Series B Preferred Stock were issued and outstanding, respectively.

Common Stock

As of September 30, 2023, we are authorized to issue 500,000,000 shares of Common Stock with a par value of $0.001. All shares of Common Stock have equal voting rights, are non-assessable, and have one vote per share.

During the nine months ended September 30, 2023, we issued Common Stock as follows:

●	21,428 shares issued for conversion of debt;
●	77,010 shares issued for adjustment to PPM investors;
●	536 shares issued for stock-based compensation;
●	165,290 shares issued for partial payment on acquisition of select assets from Cyren Ltd bankruptcy trustee.

As of September 30, 2023 and December 31, 2022, 269,124 and 4,360 shares of Common Stock were issued and outstanding, respectively.

Warrants

A summary of activity during the nine months ended September 30, 2023 follows:

	Warrants Outstanding
		Weighted Average
	Number	Exercise Price
Outstanding, December 31, 2022	267	$13,242.00
Granted	753,973	.60
Exercised	-	-
Forfeited/canceled	-	-
Outstanding, September 30, 2023	754,240	$8.03

During the nine months ended September 30, 2023, 0 warrants were exercised and we issued 0 shares of Common Stock as a result.

The following table summarizes information relating to outstanding and exercisable warrants as of September 30, 2023:

Exercisable Warrants Outstanding
	Weighted Average Remaining
Number of Warrants	Contractual life (in years)	Weighted Average Exercise Price
10	2.20	$96,000.00
12	2.56	$72,000.00
26	2.82	$21,600.00
5	3.00	$21,600.00
55	3.05	$5,929.10
124	3.23	$4,464.00
32	3.61	$3,600.00
3	3.61	$3,600.00
270,833	.75	$0.60
250,000	.75	$0.60
191,473	.19	$0.60
41,667	.76	$0.60
754,240	.59	$5.09

NOTE 13: STOCK-BASED COMPENSATION

Stock Options

During the nine months ended September 30, 2023, we granted options for the purchase of our Common Stock to certain employees as consideration for salary compensation and services rendered. The terms of the stock option grants are determined by our Board of Directors consistent with our 2019 Omnibus Stock Incentive Plan which the Board adopted May 16, 2019. Our stock options generally vest upon the one-year anniversary date of the grant and have a maximum term of ten years.

The following summarizes the stock option activity for the nine months ended September 30, 2023:

	Options Outstanding	Weighted-Average Exercise Price
Balance as of December 31, 2022	1,442	$1,002.00
Grants	8,322	25.23
Exercised	-	-
Cancelled	1	40,400.00
Balance as of September 30, 2023	9,765	$173.61

The following summarizes certain information about stock options vested and expected to vest as of September 30, 2023:

	Number of Options	Weighted- Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price
Outstanding	9,765	8.43	$1,459.50
Exercisable	990	9.31	$247.56
Expected to vest	1,637	8.43	$1,459.50

As of September 30, 2023 and December 31, 2022, there was $641,248 and $381,547, respectively, of total compensation costs related to non-vested stock-based compensation arrangements which we expect to recognized within the next 12 months.

Restricted Stock Awards

The following summarizes the restricted stock activity for the nine months ended September 30, 2023:

		Weighted-Average
	Shares	Fair Value
Balance as of December 31, 2022	538	$282,659
Shares of restricted stock granted	11,750	270,000
Exercised	1,036	15,761
Cancelled	-	-
Balance as of September 30, 2023	13,324	$237,659

Number of Restricted Stock Awards	September 30, 2023	December 31, 2022
Vested	1,036	2
Non-vested	11,250	536

NOTE 14: RELATED PARTY TRANSACTIONS

Jason Remillard is our president and Chief Executive Officer and the sole director. Through his ownership of Series A Preferred Stock, Mr. Remillard has voting control over all matters to be submitted to a vote of our shareholders. Greg McCraw is our Chief Financial Officer and owns shares of our Common Stock.

During the nine months ended September 30, 2023, we borrowed $73,200 from our CEO and $150,000 from our CFO. Our CEO paid operating expenses of $90,247 on our behalf and we repaid $60,000 to our CEO.

As of September 30, 2023 and December 31, 2022, we owed $370,509 and $112,062, respectively, to related parties.

NOTE 15: SUBSEQUENT EVENTS

The Company does not have any events subsequent to September 30, 2023 through November 17, 2023, the date of the financial statements were issued for disclosure consideration.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition for the nine months ended September 30, 2023 and for the year ended December 31, 2022 should be read in conjunction with our consolidated financial statements, and the notes to those financial statements that are included elsewhere in this quarterly report on Form 10-Q for the quarter ended September 30, 2023 (the “Quarterly Report”).

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

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those described in the “Risk Factors” section of the Annual Report, which include, but are not limited to, the following:

●	we will need significant additional capital to fund our operations;

●	there is substantial doubt about our ability to continue as a going concern;

●	we will face intense competition in our market, and we may lack sufficient financial and other resources to maintain and improve our competitive position;

●	we are dependent on the continued services and performance of our founder and Chief Executive Officer, Jason Remillard;

●	our Common Stock is currently quoted on the OTC Pink and is thinly traded, reducing your ability to liquidate your investment in us;

●	we have had a history of losses and may incur future losses, which may prevent us from attaining profitability;

●	the market price of our Common Stock may be volatile and may fluctuate in a way that is disproportionate to our operating performance;

●	we have shares of preferred stock that have special rights that could limit our ability to undertake corporate transactions, inhibit potential changes of control, and reduce the proceeds available to holders of our Common Stock in the event of a change in control;

●	we have never paid and do not intend to pay cash dividends;

●	our Chief Executive Officer has the ability to control all matters submitted to stockholders for approval, which limits our stockholders’ ability to influence corporate affairs; and

●	the other factors described in “Risk Factors.”

Those factors should not be construed as exhaustive and should be read with the other cautionary statements in this quarterly report.

Although we have based these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and industry developments may differ materially from statements made in or suggested by the forward-looking statements contained in the Annual Report. The matters summarized under “Overview”, “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere in the Annual Report could cause our actual results to differ significantly from those contained in our forward-looking statements. In addition, even if our results of operations, financial condition and liquidity, and industry developments are consistent with the forward-looking statements contained in this Quarterly Report, those results or developments may not be indicative of results or developments in subsequent periods.

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

The mounting ransomware landscape and other threats to data have accelerated the rate at which businesses are adopting data security solutions and we believe that our portfolio of data security and privacy products provides a comprehensive solution set that we believe positions us to capitalize on that increased adoption rate and to establish our products as new data privacy and security standards. Our offerings are anchored in reliable and comprehensive privacy management and equip organizations with a seamless approach to safeguard data, protect against attacks, and otherwise mitigate the most critical risks.

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

Recent Developments

On May 11, 2023, we entered into an agreement to purchase certain assets (the “Purchase Agreement”) with the Appointed Receiver for the Assets of Cyren Ltd (the “Receiver”). Pursuant to the Purchase Agreement, the Receiver sold, transferred, assigned, conveyed and delivered to us, and we purchased from Receiver, all right, title, and interest in and to certain assets in the Purchase Agreement (the “Assets”). In exchange for the Assets, we will pay (i) $500,000 payable in cash, (ii) shares of our Common Stock equivalent to $2,000,000 and (iii) $1,000,000 in the form of an earn out payment, as further described in the Purchase Agreement. As of the filing of this Quarterly Report, the transaction has not yet closed.

Results of Operations for the Three and Nine Months Ended September 30, 2023 Compared to the Three and NineMonths Ended September 30, 2022

Our operations for the three months ended September 30, 2023 and 2022 are outlined below:

	Three Months Ended
	September 30		Change
	2023	2022	$	%
Revenue	$693,835	$916,172	$(222,337)	(24)%
Cost of revenue	190,425	104,322	86,103	83%
Gross Profit	503,410	811,850	(308,440)	(38)%
Gross Profit Percentage	73%	89%

Operating expense	1,505,454	1,598,513	(93,059)	(6)%
Other income (expense)	(977,632)	(796,057)	(181,575)	23%
Net loss	$(1,979,676)	$(1,582,720)	$(396,956)	25%

Revenue

The decrease in revenue has partially resulted from some sales that were originally forecasted for the third quarter of 2023 being pulled forward to the first and second quarter of 2023. In addition, two of our larger customers opted for annual renewals instead of a multi-year, paid-up-front renewals. We have restarted several of our lead generation and funnel movement activities throughout the third quarter of 2023. Our existing customers continue to evaluate our offerings for multiple products at a time, rather than singular use cases, which continues to build on organic growth from our customers that come from our acquisitions.

Cost of Revenue

Cost of revenue consists of direct expenses, such as labor, shipping, and supplies. The increase in cost of revenue in part is due to the rise in inflation for products and services. We also incurred additional software and contractor costs related to new business activities.

Operating Expenses

For the three months ended September 30, 2023 and 2022 our operating expenses were as follows:

	Three Months Ended
	September 30,		Change
	2023	2022	$	%

General and administrative	$1,471,024	$1,557,584	$(86,560)	(6)%
Sales and marketing	34,430	40,929	(6,499)	(16)%
Total operating expenses	$1,505,454	$1,598,513	$(93,059)	(6)%

General and Administrative Expenses

The general and administrative expenses primarily consisted of management costs, costs to integrate assets we acquired and to expand sales, product enhancements, audit and review fees, filing fees, professional fees, and other expenses related to SEC reporting, including the re-classification of sales-related management expenses, in connection with the projected growth of our business. Additionally, we continue to incur specific one-time costs in relation to our planned Nasdaq Capital Markets uplist, additional financing activities and related functions. The decrease in general and administrative expense was primarily due to an increase in cost cutting measures.

Sales and Marketing Expenses

The sales and marketing expenses primarily consisted of continuing to shift our sales operation toward an inbound model, continued high focus on renewals and customer success operations and previously reported expenses, which are, primarily management costs, reclassified to general and administrative expenses.

Other income (expense)

Other expenses for the three months ended September 30, 2023 consisted primarily of interest. Other expenses for September 30, 2022 consisted of interest expense and loss on change in fair value of derivative. The increase in other expenses was primarily due to a increase in interest expense.

Net Income

Net loss increased 25% from $1,582,720 for the three months ended September 30, 2022 to net loss of $1,979,676 for the three months ended September 30, 2023. The net income was mainly derived from an operating loss of $1,002,044, and interest expense of $983,100. The net loss for the three months ended September 30, 2022 was mainly derived from an operating loss of $786,663, and interest expense of $796,057. The increase in net loss was primarily due to the decrease in recognized revenue and an increase in interest expense.

Our operations for the nine months ended September 30, 2023 and 2022 are outlined below:

	Nine Months Ended
	September 30,		Change
	2023	2022	$	%
Revenue	$2,692,681	$2,279,677	$413,004	18%
Cost of revenue	644,288	382,594	261,694	68%
Gross Profit	2,048,393	1,897,083	151,310	8%
Gross Profit Percentage	76%	83%

Operating expense	4,638,315	4,868,325	(230,010)	(5)%
Other income (expense)	(38,107)	(2,891,009)	2,852,902	99%
Net loss	$(2,628,029)	$(5,862,251)	$3,234,222	(55)%

Revenue

Revenues increased 18% from $2,279,677 for the nine months ended September 30, 2022 to $2,692,681 for the nine months ended September 30, 2023. The increase in revenues was driven by existing customer organic growth customers, new customer acquisitions and our high renewal rate.

Cost of Revenue

Cost of revenue consists of direct expenses, such as sales commission, shipping, and supplies. The increase in cost of revenue was primarily due to an increase in one-time costs, including sales commissions for some larger deal closings and customer outreach.

Operating Expenses

For the nine months ended September 30, 2023 and 2022 our operating expenses were as follows:

	Nine Months Ended
	September 30,		Change
	2023	2022	$	%

General and administrative	$4,507,332	$4,647,366	$(140,034)	(3)%
Sales and marketing	130,983	220,959	(89,976)	(41)%
Total operating expenses	$4,638,315	$4,868,325	$(230,010)	(5)%

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

Other income (expense)

Other income (expenses) for the nine months ended September 30, 2023 consisted primarily of interest expense and an forgiveness of debt on note payable of $4,724,299. Other expenses for the nine months ended September 30, 2022 consisted of interest expense and loss on change in fair value of derivative. The decrease in other expenses was primarily due to a decrease in interest expense and the forgiveness of debt.

Net Loss

Net loss decreased 55% from $5,862,251 for the nine months ended September 30, 2022 to $2,628,029 for the nine months ended September 30, 2023. The net loss was mainly derived from an operating loss of $2,589,922 and interest expense of $4,947,656 and settlement of debt of $4,909,549. The net loss for the nine months ended September 30, 2022 was mainly derived from an operating loss of $2,971,242, and interest expense of $2,833,126.

Accumulated Losses

We had a net operating loss carryfowards of approximately $6 million from prior operations in 2017, before our current President and Chief Executive Officer acquired a controlling interest in us. Subsequent to this and through September 30, 2023, we have relied on convertible notes and other debt instruments that may contain unfavorable discounts, origination fees, and have embedded conversion features that are subject to derivative treatment for accounting purposes. Due primarily to this treatment of convertible notes, debt and related derivative accounting, since 2017, we have accumulated deficits of approximately $14.1 million due to derivative valuations and $15.5 million expensed for interest and amortization of debt discounts for financing and other origination fees.

Liquidity and Capital Resources

Working Capital

The following table provides selected financial data about our company as of September 30, 2023 and December 31, 2022, respectively.

	September 30,	December 31,	Change
	2023	2022	$	%
Current assets	$688,503	$124,894	$563,609	451%
Current liabilities	$11,203,841	$8,604,066	$2,599,775	30%
Working capital deficiency	$(10,515,338)	$(8,479,172)	$(2,036,166)	(24)%

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of September 30, 2023, we had cash balance of $4,890 and our principal sources of liquidity were trade accounts receivable of $35,623, and prepaid expenses and other current assets of $647,990, as compared to cash of $1,712 trade accounts receivable of $31,978, and prepaid expenses and other current assets of $91,204 as of December 31, 2022.

During the last three years, and through the date of this Report, we have faced an increasingly challenging liquidity situation that has limited our ability to execute our operating plan. We will need to obtain capital to continue operations. There is no assurance that we will be able to secure such funding on acceptable terms. During the nine months ended September 30, 2023, we reported a loss from operations of $2,589,922.

As of September 30, 2023, we had assets of cash in the amount of $4,890 and other current assets in the amount of $683,613. As of September 30, 2023, we had current liabilities of $11,203,841. Our accumulated deficit as of September 30, 2023 was $54,040,157.

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

Cash Flow

	Nine Months Ended
	September 30,
	2023	2022	Change
Cash provided by (used in) operating activities	$520,787	$(284,919)	$805,706
Cash used in investing activities	$(285,523)	$(548,839)	$(263,316)
Cash provided by (used in) financing activities	$(232,086)	$(142,190)	$(89,896)
Cash on hand	$4,890	$228,985	$(224,095)

Operating Activities

During the nine months ended September 30, 2023, we used $520,787 in operating activities, compared to $284,919 used by during the nine months ended September 30, 2022.

Investing Activities

During the nine months ended September 30, 2023, we used funds in investing activities of $285,523 to acquire property and equipment and advance payment for acquisition. During the nine months ended September 30, 2022, we used funds in investing activities of $548,839 to acquire property and equipment.

Financing Activities

During the nine months ended September 30, 2023, we (i) raised $1,067,631 from issuance of convertible debt; (ii) received proceeds from a related party of $318,447; and (iii) repaid of convertible note payable of $294,868; (iv) repaid of $1,252,955 on notes payable; and (v) repaid to a related party of $60,000. For September 30, 2023 we had net cash outflows for financing activities of $232,086. By comparison, during the nine months ended September 30, 2022, we (i) raised $75,000 through the issuance of Series B Preferred Stock; (ii) raised $1,257,800 from issuance of convertible debt; (iii) received proceeds from related party of $224,778, (iv) $829,000 from issuance of Common Stock; and (v) $2,516,912 from issuance of notes payable; offset in part through redemption of Series B Preferred Stock of $487,730; (vi) repayment of convertible note payable of $895,783; (vii) repayment of $3,430,411 on notes payable; (viii) repayment to related party of $174,431 and, (ix) $57,325 of finance lease payments.

We are dependent upon the receipt of capital investment or other financing to fund our ongoing operations and to execute our business plan. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our plan of operations.

Off-Balance Sheet Arrangements

As of September 30, 2023, we did not have any off-balance sheet arrangements.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. However, our chief executive officer and our chief financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under Exchange Act) as of the end of the period reported on this Quarterly Report on Form 10-Q and have concluded that we have material weaknesses and significant deficiencies in our internal control over financial reporting as described below. Accordingly, our disclosure controls and procedures were not sufficient to accomplish their objectives at the reasonable assurance level as of September 30, 2023.

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

Based on our evaluation under the criteria set forth in 2013 Internal Control — Integrated Framework, our management concluded that, as of September 30, 2023 our internal control over financial reporting was not effective because of the identification of material weaknesses described as follows:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 1A. RISK FACTORS

Investing in our Common Stock involves a high degree of risk. You should carefully consider the risk factors in our Annual Report, as well as other information in this Quarterly Report, before deciding whether to invest in the shares of our Common Stock. The occurrence of any of the events described in our Annual Report could have a material adverse effect on our business, financial condition or results of operations. In the case of such an event, the trading price of our Common Stock may decline and you may lose all or part of your investment.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2023, we issued shares of our Common Stock as follows, pursuant to exemption from registration pursuant to Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder:

●	On July 7, 2023, we issued 3,415 shares of Common Stock to Root Ventures, LLC pursuant to an agreement with Root Ventures, LLC, in exchange for $25,000 in note payable principal.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company is in default on a convertible promissory note between the Company and Mast Hill Fund LP (the “Mast Hill Note”) due to non-payment of amounts owed. The Mast Hill Note was issued on October 19, 2021, and default occurred on October 23, 2023. The Company owes a total of $568,726 under the Mast Hill Note, consisting of $508,440 of principal and $60,286 of interest.

In addition, the Company is in default on a promissory note between the Company and Jason Gladwell (the “Gladwell Note”) due to non-payment of amounts owed. The Gladwell Note was issued on May 18, 2023, and default occurred on August 18, 2023. The Company owes a total of $335,861 under the Gladwell Note, consisting of $250,000 of principal and $85,861 of interest.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
4.1	Convertible Promissory Note issued the Company in favor of 1800 Diagonal Lending LLC on 11 September 2023 in the original principal amount of $120,750.

4.2	Convertible Promissory Note issued the Company in favor of 1800 Diagonal Lending LLC on 22 September 2023 in the original principal amount of $149,500.

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, our Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 17, 2023	DATA443 RISK MITIGATION, INC.

	By:	/s/ Jason Remillard
	Name:	JASON REMILLARD
	Title:	Chief Executive Officer (Principal Executive Officer)

