Form 10-K
period 2023-12-31
Data443 Risk Mitigation, Inc.
filed 2024-04-17
CIK 1068689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

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

(Address of principal executive offices, including zip code)

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

The number of shares of registrant’s common stock outstanding as of April 15, 2024 was 286,343.

DOCUMENTS INCORPORATED BY REFERENCE

None.

OTHER INFORMATION

As used in this Annual Report on Form 10-K, the terms “we”, “us”, “our”, “ATDS”, the “registrant”, and the “Company” refer to DATA443 RISK MITIGATION, INC., a Nevada corporation, unless otherwise stated. “SEC” and the “Commission” refers to the Securities and Exchange Commission.

All share and per share amounts in this Annual Report reflect the 1-for-600 reverse stock split effected on September 20, 2023.

DATA443 RISK MITIGATION, INC.

FORM 10-K

DECEMBER 31, 2023

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

PART I

Item 1. Business.

Our company was incorporated as LandStar, Inc., a Nevada corporation, on May 4, 1998. We provide data security and privacy management solutions across the enterprise and in the cloud. Trusted by over 10,000 customers, we provide the visibility and control needed to protect data at scale, regardless of format, location, or consumer, and to facilitate compliance with fast-changing global data privacy requirements. Our customers include established leaders and up-and-coming businesses spanning the private and public/government sectors across diverse industries and fields, including financial services, healthcare, manufacturing, retail, technology, and telecommunications. We also provide threat detection, brand protection and email phishing, spam and virus solutions for some of the world’s largest security providers, managed service providers, e-gaming/media and ecommerce vendors on an Original Equipment Manufacturer (OEM) basis.

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

We deliver solutions and capabilities that businesses can use in conjunction with their use of established cloud vendors such as Microsoft® Azure, Google® Cloud Platform (GCP), and Amazon® Web Services (AWS), as well as with on-premises databases and database applications and with virtualization platforms, such as those hosted or configured using VMWare®, Citrix®, and Oracle® products. In order to deliver our services, we also operate two data centers in the United States, two data centers in Germany and one data center in Israel.

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

Market Opportunity

Threat actors are increasingly targeting clouds and SaaS delivery infrastructure and identities with stealthy tactics via social engineering and info-stealing malware. Malware and attacks continue to progress with even greater scale, sophistication and evasion techniques to avoid detection.

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

Our Products

Each of our major product lines provides features and functionality that we believe enable our customers to optimally secure their data. Our products are modular, giving our customers the flexibility to select what they require for their business needs and to expand their usage by simply adding a license. We currently offer the following products and services:

●	Cyren® Threat Intelligence Service (TIS), a well-established offering in emerging and active threats occurring around the world. With large, velocity-based data sets, TIS provides unique data products for some of the world’s leading security, response, software and service providers. Capabilities delivered within the Threat Intelligence suite include:

○	Email Security Engine, protects against phishing, malware, and inbound and outbound spam. Our industry-leading detection provides real-time blocking of email threats and abuse in any language or format with virtually no false positives.

○	Threat InDepth, receives early threat information with real-time technical threat intelligence feeds of emerging malware and phishing threats.

○	Web Security Engine, an AI-driven tool that makes decisions aided by advanced heuristics and 24×7 analysts; covers 82 threat categories, including web threats such as phishing, fraud. Malware integration options include an SDK, cloud API, daemon, and container.

○	Malware Detection, a feature with approximately 100 mini engines that scan unique objects within a file, unpack files and defeat obfuscation used by malware authors. This tool spots threats with heuristic analysis, advanced emulation, and intelligent signatures.

○	Hybrid Analyzer, a feature that combines static malware analysis and advanced emulation technology that quickly uncovers behaviors without executing files. File properties and behaviors are scored to indicate likelihood of maliciousness. Equally effective in connected and air-gapped environments.

●	Cyren Inbox Security for Microsoft 365, a powerful, automated incident response that removes 97% of attacks from all affected mailboxes, which we believe saves security teams thousands of hours each year. Automatically combines similar incidents into a single case and removes threats from every mailbox. Prevents user access to malicious links and attachments, which we believe reduces email incident response costs by approximately 91%.

●	Data443® Ransomware Recovery Manager (also known as SmartShield™), a unique offering designed to recover a workstation immediately upon infection to the last known business-operable state, without requiring any end user or IT administrator intervention.

●	Data443® Data Identification Manager (also known as ClassiDocs® and FileFacets®), our data classification and governance technology, which supports the California Consumer Privacy Act (“CCPA”), the General Personal Data Protection Law (“LGPD”) (Brazil) and the General Data Protection Regulation (“GDPR”) (Europe) compliance in a Software-as-a-Service (SaaS) platform that performs sophisticated data discovery and content searching of structured and unstructured data within corporate networks, servers, content management systems, email, desktops, and laptops.

●	Data443® Data Archive Manager (also known as ArcMail®), a simple, secure, and cost-effective enterprise data retention management and archiving.

●	Data443® Sensitive Content Manager (also known as ARALOC®), a secure, cloud-based platform for managing, protecting and distributing digital content to desktop and mobile devices, which protects an organization’s confidential content and intellectual property assets from accidental leakage or intentional misappropriation - without impeding all other authorized users of the content and stakeholders from collaborating.

●	Data443® Data Placement Manager (also known as DATAEXPRESS®), a data transport, transformation, and delivery product trusted by leading financial organizations worldwide.

●	Data443® Access Control Manager (also known as “Resilient Access”), enables fine-grained access controls across a wide variety of platforms at scale for internal client systems and commercial public cloud platforms like Salesforce®, Box.Net, Google® G Suite, Microsoft® OneDrive, and others.

●	Data443® Blockchain Protection Manager (also known as ClassiDocs® for Blockchain), provides an active implementation for the Ripple XRP that protects blockchain transactions from inadvertent disclosure and data leaks.

●	Data443® Global Privacy Manager, the privacy compliance and consumer loss mitigation platform which is integrated with Data443® Data Identification Manager to do the delivery portions of GDPR and CCPA as well as process privacy-related requests under such laws, and therefore enables customers to manage the full range of privacy-law driven requirements, such as responding to permitted consumer demands for access or removal, as well as to remediate issues and monitor and report on status and compliance.

●	Data443® IntellyWP, products for enhancing the user experience for the world’s largest content management platform, WordPress.

●	Data443® Chat History Scanner, which scans chat messages for compliance, security, personally identifiable information (PII), personal information (PI), payment card industry (PCI) information as well as any custom keywords selected by the customer, and which can be used with third party platforms such as the Zoom Video Communications, Inc. video conferencing platform.

●	Data443® - GDPR Framework, CCPA Framework, and LGPD Framework WordPress® Plugins, which help organizations of all sizes comply with privacy rules and regulations from Europe, California, and Brazil, and are currently used by over 30,000 active site owners. We offer the plugins with a “freemium” business model, i.e., basic features at no cost and additional or more advanced features at a premium.

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

Expand Our Sales Capacity. We believe that continuing to expand our sales force will be a key to achieving our expansion and growth. We intend to expand our sales capacity by adding sales and marketing employees, with heavy focus on customer success and leveraging our existing customer relationships.

Our Customers

Our current customer base is comprised primarily of two segments – commercial enterprises and open-source consumers. Our commercial enterprise customers are generally focused within the U.S., range from 500 employees to over 150,000 employees, and use our data security products. We have over 10,000 commercial enterprise customers. We have approximately 20 customers in the financial technology industry that contract with us directly for products with subscriptions with terms of more than three years. We have more than 2,500 customers comprising mid-market-sized organizations that also contract with us directly for products with subscriptions with terms of one to three years. Our open-source consumers are more widely distributed geographically, include organizations of all sizes in terms of both number of employees and revenues, and typically use our online GDPR/CCPA/GLPD Privacy plugins, our Privacy Badge solution, or our user experience enhancement products. We have over 200,000 open-source consumers with active installations of our plugins, and we have 9,000 open-source consumers that pay a premium for additional or advanced features. We expect that some of our open-source consumers will become commercial customers over time. We provide anti-phishing, anti-spam and web security categorization services for hundreds of millions of end users via our OEM and partner ecosystem. On a monthly basis, we process over 3 billion transactions for security classification, categorization and guidance for some of the world’s leading IT and cyber security providers.

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

Research and Development

We continue to invest and develop our capabilities in research and development. In addition to core software code, we have continued to enhance our capabilities in user experience and design, which we believe benefits our product lines and further supports customer adoption. We continue to increase the frequency, quality, and feature set of our products for our customers and to adopt advanced development, quality assurance and deployment methodologies.

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain intellectual property protection for our products and services and our brands, to prevent others from infringing, misappropriating, or otherwise violating our intellectual property rights, to defend and enforce our intellectual property rights, and to operate without infringing, misappropriating, or otherwise violating valid and enforceable intellectual property rights of others. We actively seek to protect intellectual property that we believe is important to our business, which includes maintaining issued patents that we believe cover our products and services or features of the same, and pursuing new patents through patent applications filed with the United States Patent and Trademark Office (the “USPTO”) for processes or other inventions that are commercially or strategically important to developing and maximizing our value. We seek to protect the confidentiality of trade secrets that may be important to our existing businesses or to developing and exploiting new opportunities. We take steps to build and maintain the integrity of our brands, for example, with trademarks and service marks. We rely on a strategy that combines the use of patents, trade secrets, and trademarks, know-how, and license agreements, as well as other intellectual property laws, employment agreements imposing confidentiality and invention assignment obligations, and other contractual protections to establish and protect our intellectual property rights.

Patents

We own patents in several areas of IT technology capabilities. We continue to evaluate new capabilities for advanced protection as they are built within our R&D and security posture management efforts. We also protect our IP during development with any partners - sales, development, processes and support efforts. For new innovations, we intend to seek patent protection either to exclude others from practicing its inventions or to leverage the patent rights for licensing/cross-licensing, whichever may be most appropriate, to further the interests of the business.

Number	Title	Application Date	Grant Date	Expire Date
US 8,347,313	Method and apparatus for automating organization of processes	2009-09-2022	2013-01-01	2025-09-11
US 8,752,069B1	Virtual process collaboration	2012-12-17	2014-06-10	2024-05-21
US 8,443,997	???
US 9,390,275B1	System and method for controlling hard drive data change	2015-01-27	2016-07-12	2035-01-27
2021-0011807A1	Methods and systems for recognizing unintended file system changes	2020-07-08	Pending
2021-0012002A1	Methods and systems for recognizing unintended file system changes	2020-07-08	2023-10-10	2041-04-27
US 10,482,243	Multi-threat analyzer array system and method of use	Feb 27, 2017	Nov 19, 2019	2039
US 16,522,145	Phishing detection system and method of use	2019-07-25	2022-10-25	2040-08-30
US 11,524,535	Device, method and system for detecting unwanted conversational media session	2006-09-21	2010-12-07	2029-10-07
US 12,938,191	Device, method and system for detecting unwanted conversational media session	2010-11-02	2012-05-29	2026-09-21
US 12,938,256	Device, method and system for detecting unwanted conversational media session	2010-11-02	2012-05-29	2026-09-21
US 12,938,225	Device, method and system for detecting unwanted conversational media session	2010-11-02	2012-06-05	2026-09-21
EP 19,187,516	PHISHING DETECTION SYSTEM AND METHOD OF USE	2019-07-25	2022-10-25	2040-08-30
US 17,474,121	Phishing detection system and method of use	2021-09-14	Pending
IL 268,279	PHISHING DETECTION SYSTEM AND METHOD OF USE	2019-07-25	2023-11-20
US 8,347,313B2	Method and apparatus for automating organization of processes	2009-09-22	2013-01-01	2025-09-11
US 8,752,069	Virtual process collaboration	2012-12-17	2014-06-10	2024-05-21
US 8,347,313	Method and apparatus for automating organization of processes	2009-09-22	2013-01-01	2025-09-11
US 20,100,169,888A1	Virtual process collaboration	2009-09-22	2010-07-01	2025-09-11
US 6,330,590B1	Preventing delivery of unwanted bulk e-mail	1999-01-05	2001-12-11	2019-01-05
US 11,524,535	Device, method and system for detecting unwanted conversational media session	2006-09-21	2010-12-07	2029-10-07
US 12,938,191	Device, method and system for detecting unwanted conversational media session	2010-11-02	2011-08-02	2026-09-21
US 8,347,313B2	Method and apparatus for automating organization of processes	2009-09-22	2013-01-01	2025-09-11
US 8,752,069	Virtual process collaboration	2012-12-17	2014-06-10	2024-05-21
US 8,347,313	Method and apparatus for automating organization of processes	2009-09-22	2013-01-01	2025-09-11
US 20,100,169,888	Virtual process collaboration	2009-09-22	2010-07-01	2025-09-11
EP19,187,516.0	PHISHING DETECTION SYSTEM AND METHOD	2019-07-22	Being transferred

Trade Secrets

We also rely on trade secrets relating to our product and technology, and we maintain the confidentiality of such proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. We seek to protect our trade secrets and know-how by entering into confidentiality and invention assignment agreements with employees, contractors, consultants, suppliers, customers, and other third parties, who have access to such information. These agreements generally provide that all confidential information concerning our business or financial affairs developed or made known to the individual during the course of the individual’s relationship with us are to be kept confidential and not disclosed to third parties except in specific circumstances.

Trademarks

Our trademark portfolio is designed to protect the brands of our products and services and any future products and services. As of January 12, 2024, we own and presently intend to maintain 10 United States trademark registrations for word marks and logos including for “DATA443”, and “ALL THINGS DATA SECURITY”, “CLASSIDOCS”, “DATAEXPRESS”, “ARALOC”, “FILEFACETS”, “ENTERPRISE ID”, “ARCMAIL” , “DATAHOUND” and “CYREN” in the USA and Europe.

We also make use of, manage, and otherwise enforce the use of several graphical implementations of our service marks in various capacities, including on our website, and with direct marketing and our product lines. These are also managed as part of our normal IP management processes.

For more information regarding the risks related to our intellectual property, please see “Risk Factors—Failure to protect our proprietary technology and intellectual property rights could substantially harm our business.”

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

Employees

As of February 29, 2024, we had 21 full-time employees, two part-time employees, and 15 independent contractors. We have not experienced any work stoppages, and we consider our relations with our employees to be good. We believe that we will be successful in attracting experienced and capable personnel. Our employees are not represented by any labor union.

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

Recent Developments

Acquisition of Certain Assets of Cyren Ltd.

On May 15, 2023 we entered into an agreement to purchase certain assets (the “Cyren Assets”) of Cyren Ltd. (“Cyren”) a company that provided emerging and high-volume risk mitigation services for some of the world’s largest name brand organizations prior to its bankruptcy filing in February 2023. Pursuant to a purchase agreement, the appointed receiver for the Cyren Assets (the “Receiver”) agreed to sell, transfer, assign, convey and deliver to us, and we agreed to purchase from the Receiver, all right, title, and interest in and to the Cyren Assets, as further described in the purchase agreement, as amended on December 12, 2023 (as so amended, the “Purchase Agreement”). On December 15, 2023 we closed the transaction.

Under the terms of the Purchase Agreement, we acquired goodwill, clients, proprietary technology and intellectual property related to three services: threat intelligence, URL categorization and email security. We believe the transaction enhances our existing product portfolio and accelerates the development of next-generation solutions. Cyren’s technology is based on a combination of artificial intelligence, machine learning and big-data analytics, which we believe enables Cyren to identify and mitigate threats in real time, sooner than many competitors.

Cyren’s clients include some of the world’s largest name brand organizations and provides fast-breaking threat detection services and threat intelligence to major firewall vendors, email providers, leading cybersecurity vendors, and other industries such as gaming and e-commerce.

We believe that the Cyren technology, services and customers strengthen our competitive position by broadening our product offerings and enhancing our technological capabilities.

Amendment and Restatement of Articles of Incorporation

In connection with our plans to list our common stock on Nasdaq, our board of directors reviewed and evaluated our existing corporate governance documents, including our Amended and Restated Articles of Incorporation, and determined that an updated certificate of incorporation (the “Second A&R Certificate of Incorporation”) is advisable to clarify and modernize our governance documents and more closely align our governance with the current provisions of the Nevada Revised Statutes. Our board of directors believes that the Second A&R Charter also provides a governance structure that is more appropriate for a corporation with a class of shares listed on Nasdaq. On December 22, 2023 our board of directors approved, and recommended the approval by our stockholders, the Second A&R Certificate of Incorporation, and on the same date one stockholder holding the majority of the voting power of our common stock approved the Second A&R Certificate of Incorporation in lieu of a meeting of stockholders. The Second A&R Certificate of Incorporation became effective on January 26, 2024. A form of the Second A&R Certificate of Incorporation is incorporated by reference as Exhibit 3.2 hereto.

Amendment and Restatement of Bylaws

In connection with our plans to list our common stock on Nasdaq, our board of directors reviewed and evaluated our existing corporate governance documents, including our Bylaws and determined that updated Bylaws (the “New Bylaws”) are advisable to clarify and modernize our governance documents and more closely align our governance with the current provisions of the Nevada Revised Statutes. Our board of directors believes that the New Bylaws also provide a governance structure that is more appropriate for a corporation with a class of shares listed on Nasdaq than our Current Bylaws. On December 22, 2023 our board of directors approved the New Bylaws, and the New Bylaws became effective on January 25, 2024. A form of the New Bylaws is incorporated by reference as Exhibit 3.7 hereto.

Amendment to Certificate of Designation of Series A Preferred Stock

On December 20, 2023, we amended our Certificate of Designation of Series A Convertible Preferred Stock (“Series A Stock”) in order (i) to add a beneficial ownership limitation to the Series A Stock, such that a holder of Series A Stock may not convert such stock into common stock to the extent that the holder would beneficially own more than 9.99% of the common stock outstanding immediately after giving effect to the conversion of Series A Stock and (ii) to revert the conversion ratio of our Series A Stock to its pre-Reverse Stock Split conversion ratio of 1,000 shares of common stock, for each one share of Series A Stock. The foregoing is a summary only and is qualified in its entirety by the full text of the amendment, the form of which is incorporated by reference as Exhibit 3.5 hereto.

Approval and Adoption of Data443 Risk Mitigation, Inc. 2023 Equity Incentive Plan

On December 22, 2023 our board of directors approved, and recommended the approval by our stockholders, our 2023 Equity Incentive Plan (the “2023 Plan”) and on the same date, one stockholder holding the majority of the voting power of our common stock approved the 2023 Plan in lieu of a meeting of stockholders. The 2023 Plan became effective on January 22, 2024. The following is a summary of the material features of the 2023 Plan. The following summary of the 2023 Plan is qualified in its entirety by the full text of the 2023 Plan, the form of which is incorporated by reference as Exhibit 10.43 hereto.

Purpose

The purpose of the 2023 Plan is to enhance our ability to attract, retain and motivate persons who make (or are expected to make) important contributions to our company by providing these individuals with equity ownership opportunities and/or equity-linked compensatory opportunities.

Eligibility

Persons eligible to participate in the 2023 Plan will be the officers, employees, non-employee directors and consultants our company and our subsidiaries as selected from time to time by the plan administrator in its discretion.

Administration

The 2023 Plan will be administered by the compensation committee of our board of directors, our board of directors or such other similar committee pursuant to the terms of the 2023 Plan. The plan administrator, which initially will be the compensation committee of our board of directors, will have full power to select, from among the individuals eligible for awards, the individuals to whom awards will be granted, to make any combination of awards to participants, and to determine the specific terms and conditions of each award, subject to the provisions of the 2023 Plan. The plan administrator may delegate to one or more of our officers the authority to grant awards to individuals who are not subject to the reporting and other provisions of Section 16 of the Exchange Act.

Share Reserve

An aggregate of 800,000 shares of Common Stock may be issued under the 2023 Plan. Shares underlying any awards under the 2023 Plan that are forfeited, cancelled, held back to cover the exercise price or tax withholding, satisfied without the issuance of stock or otherwise terminated (other than by exercise) will be added back to the shares available for issuance under the 2023 Plan. The payment of dividend equivalents in cash shall not count against the share reserve.

Annual Limitation on Awards to Non-Employee Directors

The 2023 Plan contains a limitation whereby the grant date value of all awards under the 2023 Plan and all other cash compensation paid by the Company to any non-employee director may not exceed $250,000 in any calendar year, although the Company’s board of directors may, in its discretion, make exceptions to the limit in extraordinary circumstances.

Types of Awards

The 2023 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, and other stock or cash based awards, or collectively, awards. Unless otherwise set forth in an individual award agreement, each award shall vest over a two-year period, with one-half of the award vesting on the first annual anniversary of the date of grant, with the remainder of the award vesting monthly thereafter.

Stock Options

The 2023 Plan permits the granting of both options to purchase shares of common stock intended to qualify as incentive stock options under Section 422 of the Code and options that do not so qualify. Options granted under the 2023 Plan will be nonqualified options if they fail to qualify as incentive stock options or exceed the annual limit on incentive stock options. Incentive stock options may only be granted to employees of the Company and its subsidiaries. Nonqualified options may be granted to any persons eligible to receive awards under the 2023 Plan.

The exercise price of each option will be determined by the plan administrator but generally may not be less than 100% of the fair market value of the Common Stock on the date of grant or, in the case of an incentive stock option granted to a 10% stockholder, 110% of such share’s fair market value. The term of each option will be fixed by the plan administrator and may not exceed ten years from the date of grant (or five years for an incentive stock option granted to a 10% stockholder). The plan administrator will determine at what time or times each option may be exercised, including the ability to accelerate the vesting of such options.

Upon exercise of options, the exercise price must be paid in full either in cash, check, or, with the approval of the plan administrator, by delivery (or attestation to the ownership) of shares of Common Stock that are beneficially owned by the optionee free of restrictions or were purchased in the open market. Subject to applicable law and approval of the plan administrator, the exercise price may also be made by means of a broker-assisted cashless exercise. In addition, the plan administrator may permit nonqualified options to be exercised using a “net exercise” arrangement that reduces the number of shares issued to the optionee by the largest whole number of shares with fair market value that does not exceed the aggregate exercise price.

Stock Appreciation Rights

The plan administrator may award stock appreciation rights subject to such conditions and restrictions as it may determine. Stock appreciation rights entitle the recipient to shares of common stock, or cash, equal to the value of the appreciation in the Company’s stock price over the exercise price. The exercise price generally may not be less than 100% of the fair market value of common stock on the date of grant. The term of each stock appreciation right will be fixed by the plan administrator and may not exceed ten years from the date of grant. The plan administrator will determine at what time or times each stock appreciation right may be exercised, including the ability to accelerate the vesting of such stock appreciation rights.

Restricted Stock

The plan administrator may award restricted shares of common stock subject to such conditions and restrictions as it may determine. These conditions and restrictions may include the achievement of certain performance goals and/or continued employment with the Company or its subsidiaries through a specified vesting period. Unless otherwise provided in the applicable award agreement, the participant generally will have the rights and privileges of a stockholder as to such restricted shares, including without limitation the right to vote such restricted shares and the right to receive dividends, if applicable.

Restricted Stock Units and Dividend Equivalents

The plan administrator may award restricted stock units which represent the right to receive common stock at a future date in accordance with the terms of such grant upon the attainment of certain conditions specified by the plan administrator. Restrictions or conditions could include, but are not limited to, the attainment of performance goals, continuous service with the Company or its subsidiaries, the passage of time or other restrictions or conditions. The plan administrator determines the persons to whom grants of restricted stock units are made, the number of restricted stock units to be awarded, the time or times within which awards of restricted stock units may be subject to forfeiture, the vesting schedule, and rights to acceleration thereof, and all other terms and conditions of the restricted stock unit awards. The value of the restricted stock units may be paid in common stock, cash, other securities, other property, or a combination of the foregoing, as determined by the plan administrator.

A participant holding restricted stock units will have no voting rights as stockholders. Prior to settlement or forfeiture, restricted stock units awarded under the 2023 Plan may, at the plan administrator’s discretion, provide for a right to dividend equivalents. Such right entitles the holder to be credited with an amount equal to all dividends paid on one share of common stock while each restricted stock unit is outstanding. Dividend equivalents may be converted into additional restricted stock units. Settlement of dividend equivalents may be made in the form of cash, common stock, other securities, other property, or a combination of the foregoing. Prior to distribution, any dividend equivalents will be subject to the same conditions and restrictions as the restricted stock units to which they attach.

Other Stock or Cash Based Awards

Other stock or cash based may be granted either alone, in addition to, or in tandem with, other awards granted under the 2023 Plan and/or cash awards made outside of the 2023 Plan. The plan administrator shall have authority to determine the persons to whom and the time or times at which such awards will be made, the amount of such awards, and all other conditions, including any dividend and/or voting rights.

Changes in Capital Structure

The 2023 Plan requires the plan administrator to make appropriate adjustments to the number of shares of Common Stock that are subject to the 2023 Plan, to certain limits in the 2023 Plan, and to any outstanding awards to reflect stock dividends, stock splits, extraordinary cash dividends and similar events.

Change in Control

Except as set forth in an award agreement issued under the 2023 Plan, in the event of a change in control (as defined in the 2023 Plan), each outstanding stock award (vested or unvested) will be treated as the plan administrator determines, which may include (i) the Company’s continuation of such outstanding stock awards (if the Company is the surviving corporation); (ii) the assumption of such outstanding stock awards by the surviving corporation or its parent; (iii) the substitution by the surviving corporation or its parent of new stock options or other equity awards for such stock awards; (iv) the cancellation of such stock awards in exchange for a payment to the participants equal to the excess of (A) the fair market value of the shares subject to such stock awards as of the closing date of such corporate transaction over (B) the exercise price or purchase price paid or to be paid (if any) for the shares subject to the stock awards (which payment may be subject to the same conditions that apply to the consideration that will be paid to holders of shares in connection with the transaction, subject to applicable law); (v) provide that such award shall vest and, to the extent applicable, be exercisable as to all shares covered thereby, notwithstanding anything to the contrary in the 2023 Plan or the provisions of such Award; or (vi) provide that the award will terminate and cannot vest, be exercised or become payable after the applicable event.

The 2023 Plan provides that a stock award may be subject to additional acceleration of vesting and exercisability upon a change in control as may be provided in the award agreement for such stock award, but in the absence of such provision, no such acceleration will occur.

Tax Withholding

Participants in the 2023 Plan are responsible for the payment of any federal, state or local taxes that the Company or its subsidiaries are required by law to withhold upon the exercise of options or stock appreciation rights or vesting of other awards. The plan administrator may cause any tax withholding obligation of the Company or its subsidiaries to be satisfied, in whole or in part, by the applicable entity withholding from shares of Common Stock to be issued pursuant to an award a number of shares with an aggregate fair market value that would satisfy the withholding amount due. The plan administrator may also require any tax withholding obligation of the Company or its subsidiaries to be satisfied, in whole or in part, by an arrangement whereby a certain number of shares issued pursuant to any award are immediately sold and proceeds from such sale are remitted to the Company or its subsidiaries in an amount that would satisfy the withholding amount due.

Transferability of Awards

The 2023 Plan generally does not allow for the transfer or assignment of awards, other than by will or by the laws of descent and distribution; however, the plan administrator has the discretion to permit awards (other than incentive stock options) to be transferred by a participant.

Term

The 2023 Plan became effective on January 22, 2024, and unless terminated earlier, the 2023 Plan will continue in effect for a term of ten (10) years, after which time no awards may be granted under the 2023 Plan.

Amendment and Termination

The Company’s board of directors and the plan administrator may each amend, suspend, or terminate the 2023 Plan and the plan administrator may amend or cancel outstanding awards, but no such action may materially and adversely affect rights under an award without the holder’s consent. Certain amendments to the 2023 Plan will require the approval of the Company’s stockholders. Generally, without stockholder approval, (i) no amendment or modification of the 2023 Plan may reduce the exercise price of any stock option or stock appreciation right, (ii) the plan administrator may not cancel any outstanding stock option or stock appreciation right where the fair market value of the common stock underlying such stock option or stock appreciation right is less than its exercise price and replace it with a new option or stock appreciation right, another award or cash and (iii) the plan administrator may not take any other action that is considered a “repricing” for purposes of the stockholder approval rules of the applicable securities exchange.

All stock awards granted under the 2023 Plan will be subject to recoupment in accordance with any clawback policy that the Company is required to adopt pursuant to the listing standards of any national securities exchange or association on which the Company’s securities are listed or as is otherwise required by the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act or other applicable law. In addition, the Company’s board of directors may impose such other clawback, recovery or recoupment provisions in a stock award agreement as the board of directors determines necessary or appropriate.

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

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, including those described in “Risk Factors” in this Annual Report, any of which could materially and adversely impact our business and operations, adversely impact our growth prospects, cause us to incur additional costs or liabilities and/or cause the price of our common stock to decline. You should carefully consider these risks and uncertainties when investing in our common stock. Some of the principal risks and uncertainties include the following:

●	We will require additional funds in the future to achieve our current business strategy;

●	Technology is constantly changing and evolving and the continued viability of our products and services requires that we keep up with an ever-changing technological landscape;

●	We face intense competition in our market, especially from larger, well-established companies;

●	We are dependent on the continued services and performance of our founder and Chief Executive Officer;

●	We may be unable to attract new customers and/or expand sales to existing customers;

●	We may be unable to maintain successful relationships with our channel partners;

●	We may be subject to breaches in our security, cyberattacks or other cyber risks;

●	We may be unable to protect our proprietary technology and intellectual property rights;

●	We may be subject to real or perceived errors, failures, or bugs in our technology;

●	We are subject to federal, state and industry privacy and data security regulations;

●	Our business is susceptible to risks associated with international operations;

●	Our business is subject to the risks of pandemic, fire, power outages, floods, earthquakes, and other catastrophic events, and to interruption by manmade problems such as terrorism and war;

●	Our operations may continue to increase in complexity as we grow, which will add additional challenges to the management of our business in the future;

●	We may be unable to secure necessary financing on acceptable terms and in a timely manner;

●	There is no assurance that future financing from Mr. Remillard will be available or, if available, that it will be on terms that are satisfactory to us;

●	We may not be able to identify suitable acquisition candidates or consummate acquisitions on acceptable terms, or we may be unable to successfully integrate acquisitions;

●	The JOBS Act allows us to postpone the date by which we must comply with certain laws and regulations intended to protect investors and to reduce the amount of information we provide in reports filed with the SEC;

●	Failure to implement proper and effective internal controls or to remediate weakness in internal accounting controls could result in material misstatements in our financial statements.

●	We have secured debt, which could have adverse consequences to you;

●	We may not be able to attract the attention of research analysts at major brokerage firms;

●	In the event of a bankruptcy, liquidation or winding up of our assets, our common stock will rank junior to all of our liabilities to third party creditors, and to any class or series of our capital stock created after this offering that, by its terms, ranks senior to our common stock;

●	The trading price of our common stock may be subject to rapid and substantial price volatility that may be unrelated to our actual or expected operating performance and financial condition or prospects.

●	Conversions of our currently-outstanding debt into equity will have a dilutive effect and may adversely affect your investment;

●	Future issuances of debt securities and preferred stock may adversely affect the return of your investment;

●	Our common stock is subject to the SEC’s penny stock rules;

●	Our common stock has historically experienced low trading volume on the OTC Pink, and therefore the price may not accurately reflect our value and there can be no assurance that an active market for our common stock will develop, either now or in the future;

●	We have had a history of losses and may incur future losses, which may prevent us from attaining profitability;

●	There is substantial doubt about our ability to continue as a going concern;

●	We currently have outstanding shares of preferred stock that have special rights that could limit our ability to undertake corporate transactions, inhibit potential changes of control and reduce the proceeds available to our common stockholders in the event of a change in control;

●	Our Chief Executive Officer has the ability to control all matters submitted to stockholders for approval;

●	We will continue to incur substantial costs as a result of operating as a public reporting company, and our management will be required to devote substantial time to compliance initiatives;

●	We may issue additional shares of our common stock, which may dilute current stockholders;

●	Our management will have broad discretion in the use of the net proceeds from this offering;

●	We may not be able to continue to comply with the continued listing standards of the Nasdaq Capital Market;

●	Adverse or uncertain macroeconomic or geopolitical conditions or reduced IT spending may adversely impact our business, revenues, and profitability; and

●	Prolonged economic uncertainties or downturns could materially adversely affect our business.

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

We have taken advantage of all of these reduced burdens in this Annual Report, and currently intend to do so in future filings. As a result, the information we provide stockholders may be different from, and less fulsome than information you might receive from other public companies in which you hold equity. In addition, the JOBS Act provides that an emerging growth company can delay adopting new or revised accounting standards until those standards apply to private companies. We have elected to avail ourselves of this exemption. We will remain an emerging growth company until the earliest to occur of (i) the last day of the fiscal year in which we have more than $1.07 billion in annual revenue; (ii) the last day of the fiscal year in which we qualify as a “large accelerated filer”, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities; and (iv) the last day of the fiscal year in which the fifth anniversary of this offering occurs.

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

As a reporting company we are required, pursuant to the Sarbanes-Oxley Act, to include in our Annual Report on Form 10-K our assessment of the effectiveness of our internal control over financial reporting. Our assessment must include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, and when we cease to be an emerging growth company, we will need to provide a statement that our independent registered public accounting firm has issued an opinion on the effectiveness of our internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. Our management has identified a material weakness in our internal control over financial reporting related to lack of segregation of duties resulting from our limited personnel and has concluded that, due to such weakness, our disclosure controls and procedures were not effective as of December 31, 2023. We do not have a sufficient number of employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees, and we do not expect to be able to remediate this weakness until after the offering. If not remediated, or if we identify further weaknesses in our internal controls, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our common stock.

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

Conversions of our currently-outstanding debt into equity will have a dilutive effect and may adversely affect your investment.

We are currently in discussions with several of our noteholders to convert their currently held debt into equity. If such exchanges occur, they could have a significantly dilutive effect, which may have a material adverse impact on your investment.

Future issuances of debt securities, which would rank senior to our common stock upon our bankruptcy or liquidation, and future issuances of preferred stock, which could rank senior to our common stock for the purposes of dividends and liquidating distributions, may adversely affect the level of return you may be able to achieve from an investment in our common stock.

In the future, we may attempt to increase our capital resources by offering debt securities. Upon bankruptcy or liquidation, holders of our debt securities, and lenders with respect to other borrowings we may make, would receive distributions of our available assets prior to any distributions being made to holders of our common stock . Moreover, if we issue preferred stock, the holders of such preferred stock could be entitled to preferences over holders of common stock in respect of the payment of dividends and the payment of liquidating distributions. Because our decision to issue debt or preferred stock in any future offering, or borrow money from lenders, will depend in part on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any such future offerings or borrowings. Holders of our common stock must bear the risk that any future offerings we conduct or borrowings we make may adversely affect the level of return, if any, they may be able to achieve from an investment in our Common Stock.

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

We have had a history of operating losses since our inception and, as of December 31, 2023, we had an accumulated deficit of $55,656,836. We may incur operating losses in the future, and these losses could be substantial and impact our ability to attain profitability. If we cannot increase revenue growth, we will not achieve or sustain profitability or positive operating cash flows. Even if we achieve profitability and positive operating cash flows, we may not be able to sustain or increase profitability or positive operating cash flows on a quarterly or annual basis.

There is substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm has included an explanatory paragraph in their report in our audited financial statements for the fiscal year ended December 31, 2023 to the effect that our losses from operations and our negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern within one year after the date that the financial statements are issued. We may be required to cease operations which could result in our stockholders losing all or almost all of their investment. As of December 31, 2023, we had cash balance of $84,570 and our principal sources of liquidity were trade accounts receivable of $309,768 and other current assets of $29,467, as compared to cash of $1,712, trade accounts receivable of $31,978 and prepaid and other current assets of $91,204 as of December 31, 2022.

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

We currently have common stock and preferred stock outstanding. Our preferred stockholders have special rights that holders of our common stock do not have. Currently, we have two types of preferred stock: Series A Preferred Stock and Series B Preferred Stock. Examples of special rights that holders of our Series A Preferred Stock have are (i) the ability to vote on all matters submitted to holders of common stock with 15,000 votes for each share of Series A Preferred Stock and (ii) the ability to convert one share of Series A Preferred Stock into 1,000 shares of common stock. Each share of Series B Preferred Stock (i) has a stated value of $10.00 per share; (ii) is convertible into common stock at a price per share equal to 61% of the lowest price of our common stock during the 20 day of trading preceding the date of the conversion; (iii) earns dividends at the rate of 9% per annum; and (iv) has no voting rights. Our Series A Preferred Stock and Series B Preferred Stock each rank senior to holders of our common stock as to dividend rights and liquidation preference. We currently have 149,892 shares of Series A Preferred Stock outstanding, all of which are held by our Chief Executive Officer and no shares of Series B Preferred Stock outstanding.

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

Our Chief Executive Officer, Jason Remillard, holds 149,892 shares of our Series A Preferred Stock. Each share of Series A Preferred Stock is entitled to 15,000 votes on all matters submitted for a vote to common stockholders and is convertible into 1,000 shares of common stock (subject to a 9.99% ownership limitation, such that a holder of Series A Preferred Stock may not convert such stock into common stock to the extent that the holder would beneficially own more than 9.99% of our common stock outstanding immediately after giving effect to the issuance of Common Stock upon conversion of the Series A Preferred Stock). As such, Mr. Remillard can control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, Mr. Remillard controls the election of directors and approval of any merger, consolidation, or sale of all or substantially all of our assets.

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

Our articles of incorporation authorize the issuance of 500,000,000 shares of common stock, of which 286,343 shares were issued and outstanding as of April 15, 2024. The future issuance of shares of our common stock may result in substantial dilution in the percentage of our common stock held by our then-existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors and might have an adverse effect on any trading market for our common stock.

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

Our business, operations and performance are dependent in part on worldwide economic conditions and events that may be outside of our control, such as political and social unrest, terrorist attacks, hostilities, malicious human acts, climate change, natural disasters (including extreme weather), pandemics or other major public health concerns and other similar events, and the impact these conditions and events have on the overall demand for enterprise computing infrastructure solutions and on the economic health and general willingness of our current and prospective end customers to purchase our solutions and to continue spending on IT in general. The global macroeconomic environment has been, and may continue to be, inconsistent, challenging and unpredictable due to international trade disputes, tariffs, including those recently imposed by the U.S. government on Chinese imports to the U.S., restrictions on sales and technology transfers, uncertainties related to changes in public policies such as domestic and international regulations, taxes, or international trade agreements, elections, geopolitical turmoil and civil unrests, instability in the global credit markets, uncertainties regarding the effects of the United Kingdom’s separation from the European Union, commonly known as “Brexit”, actual or potential government shutdowns, and other disruptions to global and regional economies and markets. Specifically, pandemics have caused and may in the future cause travel bans or disruptions, supply chain delays and disruptions, and additional macroeconomic uncertainty, and could cause various negative effects, including an inability to meet with actual or potential customers, our customers deciding to delay or abandon their planned purchases, us deciding to delay, cancel, or withdraw from user and industry conferences and other marketing events, and delays or disruptions in our or our partners’ supply chains, including delays or disruptions in procuring and shipping the hardware appliances on which our software solutions run. As a result, we may experience extended sales cycles, our ability to close transactions with new and existing customers and partners may be negatively impacted, potentially significantly, our ability to recognize revenue from software transactions we do close may be negatively impacted, potentially significantly, our demand generation activities, and the efficiency and effect of those activities, may be negatively affected, our ability to provide 24x7 worldwide support to our customers may be effected, and it may continue to be more difficult for us to forecast our operating results. Any of these global economic conditions could have the effect of reducing overall IT spending and could cause our customers to modify spending priorities or delay or abandon purchasing decisions, thereby lengthening sales cycles and potentially lowering prices for our solutions and product and services offerings, and may make it difficult for us to forecast our sales and operating results and to make decisions about future investments, any of which could materially harm our business, operating results and financial condition.

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

As we cannot predict the duration or scope of a global health crisis, the anticipated negative financial impact to our operating results cannot be reasonably estimated but could be material and could last for an extended period of time.

Prolonged economic uncertainty or downturns could materially adversely affect our business.

Our business depends on our current and prospective customers’ ability and willingness to invest money in IT services, and more importantly cybersecurity projects, which in turn is dependent upon their overall economic health. Negative conditions in the general economy both in the United States and abroad, which are beyond our control, could cause a decrease in business investments, including corporate spending on enterprise software in general, and could negatively affect the rate of growth of our business. Uncertainty in the global economy makes it difficult for our customers and us to forecast and plan future business activities accurately. This could cause our customers to reevaluate decisions to purchase our product or to delay their purchasing decisions, which could lengthen our sales cycles.

Prolonged economic uncertainty or downturns may cause our customers to reduce our customers’ spending on IT, delay or cancel IT projects, focus on in-house development efforts or seek to lower their costs by renegotiating maintenance and support agreements. To the extent purchases of licenses for our software and services are perceived by customers and potential customers to be discretionary, our revenues may be disproportionately affected by delays or reductions in general IT spending. If the economic conditions of the general economy or industries in which we operate worsen from present levels, our business, results of operations and financial condition could be adversely affected.

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

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is no established public trading market for our Common Stock. Our Common Stock is currently quoted on the OTC Pink under the trading symbol “ATDS”. For the periods indicated, the following table sets forth the high and low bid prices per share of Common Stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. All per share amounts are adjusted for the reverse stock split of 1-for-600 shares of Common Stock, which became effective on September 20, 2023.

Fiscal Year 2023	High Bid	Low Bid
First Quarter	$258.00	$15.00
Second Quarter	$48.60	$10.89
Third Quarter	$16.80	$10.50
Fourth Quarter	$12.12	$2.80

Fiscal Year 2022	High Bid	Low Bid
First Quarter	$18.40	$1.41
Second Quarter	$7.50	$1.55
Third Quarter	$6.99	$1.44
Fourth Quarter	$2.80	$.28

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

Number of Equity Security Holders

As of April 16, 2024 there were 606 holders of record of our Common Stock. This does not include beneficial owners holding Common Stock in street name, and as such, the number of beneficial holders of our shares may be larger than the number of stockholders of record.

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

●	On January 4, 2023, we issued 163 shares of Common Stock to GS Capital Partners LLC pursuant to an agreement with GS Capital Partners LLC, in exchange for $15,000 in note payable principal and $1,384 of accrued interest.

●	On January 9, 2023, we issued 139 shares of Common Stock to Westland Properties, LLC pursuant to an agreement with Westland Properties, LLC, in exchange for $15,000 in note payable principal.

●	On January 16, 2023, we issued 233 shares of Common Stock to Root Ventures, LLC pursuant to an agreement with Root Ventures, LLC, in exchange for $23,027 in note payable principal.

●	On January 19, 2023, we issued 233 shares of Common Stock to Fast Capital LLC pursuant to an agreement with Fast Capital LLC, in exchange for $20,000 in note payable principal.

●	On January 20, 2023, we issued 204 shares of Common Stock to GS Capital Partners LLC pursuant to an agreement with GS Capital Partners LLC, in exchange for $16,000 in note payable principal and $1,524 of accrued interest.

●	On January 25, 2023, we issued 186 shares of Common Stock to Westland Properties, LLC pursuant to an agreement with Westland Properties, LLC, in exchange for $15,000 in note payable principal.

●	On February 1, 2023, we issued 275 shares of Common Stock to Mast Hill Fund pursuant to an agreement with Mast Hill Fund, in exchange for $13,023 in note payable principal and $10,792 of accrued interest.

●	On February 6, 2023, we issued 198 shares of Common Stock to Westland Properties, LLC pursuant to an agreement with Westland Properties, LLC, in exchange for $15,000 in note payable principal.

●	On February 17, 2023, we issued 298 shares of Common Stock to Mast Hill Fund pursuant to an agreement with Mast Hill Fund, in exchange for $21,638 in note payable principal and $4,197 of accrued interest.

●	On February 21, 2023, we issued 291 shares of Common Stock to One44 Capital, LLC pursuant to an agreement with One44 Capital, LLC, in exchange for $6,900 in note payable principal and $638 of accrued interest.

●	On February 21, 2023, we issued 299 shares of Common Stock to Root Ventures, LLC pursuant to an agreement with Root Ventures, LLC, in exchange for $7,711 in note payable principal.

●	On February 23, 2023, we issued 321 shares of Common Stock to GS Capital Partners LLC pursuant to an agreement with GS Capital Partners LLC, in exchange for $5,200 in note payable principal and $503 of accrued interest.

●	On February 23, 2023, we issued 334 shares of Common Stock to One44 Capital, LLC pursuant to an agreement with One44 Capital, LLC, in exchange for $5,600 in note payable principal and $521 of accrued interest.

●	On February 28, 2023, we issued 298 shares of Common Stock to Mast Hill Fund pursuant to an agreement with Mast Hill Fund, in exchange for $356 in note payable principal and $1,434 of accrued interest.

●	On February 28, 2023, we issued 361 shares of Common Stock to One44 Capital, LLC pursuant to an agreement with One44 Capital, LLC, in exchange for $3,800 in note payable principal and $358 of accrued interest.

●	On March 2, 2023, we issued 408 shares of Common Stock to Mast Hill Fund pursuant to an agreement with Mast Hill Fund, in exchange for $2,020 in note payable principal and $430 of accrued interest.

●	On March 3, 2023, we issued 367 shares of Common Stock to GS Capital Partners LLC pursuant to an agreement with GS Capital Partners LLC, in exchange for $2,900 in note payable principal and $471 of accrued interest.

●	On March 3, 2023, we issued 393 shares of Common Stock to One44 Capital, LLC pursuant to an agreement with One44 Capital, LLC, in exchange for $3,300 in note payable principal and $313 of accrued interest.

●	On March 7, 2023, we issued 455 shares of Common Stock to One44 Capital, LLC pursuant to an agreement with One44 Capital, LLC, in exchange for $3,800 in note payable principal and $364 of accrued interest.

●	On March 9, 2023, we issued 408 shares of Common Stock to Mast Hill Fund pursuant to an agreement with Mast Hill Fund, in exchange for $2,205 in note payable principal and $997 of accrued interest.

●	On March 10, 2023, we issued 503 shares of Common Stock to One44 Capital, LLC pursuant to an agreement with One44 Capital, LLC, in exchange for $4,200 in note payable principal and $406 of accrued interest.

●	On March 23, 2023, we issued 517 shares of Common Stock to One44 Capital, LLC pursuant to an agreement with One44 Capital, LLC, in exchange for $4,300 in note payable principal and $429 of accrued interest.

●	On May 1, 2023, we issued 548 shares of Common Stock to One44 Capital, LLC pursuant to an agreement with One44 Capital, LLC, in exchange for $6,300 in note payable principal and $690 of accrued interest.

●	On May 1, 2023, we issued 561 shares of Common Stock to Root Ventures, LLC pursuant to an agreement with Root Ventures, LLC, in exchange for $7,137 in note payable principal.

●	On May 8, 2023, we issued 605 shares of Common Stock to One44 Capital, LLC pursuant to an agreement with One44 Capital, LLC, in exchange for $6,000 in note payable principal and $556 of accrued interest.

●	On May 19, 2023, we issued 657 shares of Common Stock to One44 Capital, LLC pursuant to an agreement with One44 Capital, LLC, in exchange for $5,400 in note payable principal and $615 of accrued interest.

●	On May 26, 2023, we issued 2,741 shares of Common Stock to Root Ventures, LLC pursuant to an agreement with Root Ventures, LLC, in exchange for $25,000 in note payable principal.

●	On May 26, 2023, we issued 3,889 shares of Common Stock to Fast Capital LLC pursuant to an agreement with Fast Capital LLC, in exchange for $35,000 in note payable principal.

●	On May 31, 2023, we issued 709 shares of Common Stock to GS Capital Partners LLC pursuant to an agreement with GS Capital Partners LLC, in exchange for $5,442 in note payable principal and $873 of accrued interest.

●	On June 16, 2023, we issued 1,417 shares of Common Stock to One44 Capital, LLC pursuant to an agreement with One44 Capital, LLC, in exchange for $8,400 in note payable principal and $1,015 of accrued interest.

●	On July 7, 2023, we issued 3,415 shares of Common Stock to Root Ventures, LLC pursuant to an agreement with Root Ventures, LLC, in exchange for $25,000 in note payable principal.

Repurchase of Equity Securities

None.

Information About Our Equity Compensation Plans

The information required under this heading is incorporated herein by reference to the applicable information set forth in Item 12 of this Annual Report on Form 10-K.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition for the years ended December 31, 2023 and 2022 should be read in conjunction with our consolidated financial statements, and the notes to those financial statements that are included elsewhere in this Annual Report.

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

Overview

We provide data security and privacy management solutions across the enterprise and in the cloud. With over 10,000 customers, we provide the visibility and control needed to protect data at scale, regardless of format, location, or consumer, and to facilitate compliance with fast-changing global data privacy requirements. Our customers include established leaders and up-and-coming businesses spanning the private and public/government sectors across diverse industries and fields, including financial services, healthcare, manufacturing, retail, technology, and telecommunications. We also provide threat detection, brand protection and email phishing, spam and virus solutions for some of the world’s largest security providers, managed service providers, e-gaming and media and ecommerce vendors on an Original Equipment Manufacturer (OEM) basis.

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

We deliver solutions and capabilities that businesses can use in conjunction with their use of established cloud vendors such as Microsoft® Azure, Google® Cloud Platform (GCP), and Amazon® Web Services (AWS), as well as with on-premises databases and database applications and with virtualization platforms, such as those hosted or configured using VMWare®, Citrix®, and Oracle® products. In order to deliver our services, we also operate two data centers in the United States, two data centers in Germany and one data center in Israel.

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

Our Products

Each of our major product lines provides features and functionality which we believe enable our customers to optimally secure their data. The products are modular, giving our customers the flexibility to select what they require for their business needs and the flexibility to expand their usage simply by adding a license. We currently offer the following products and services:

●	Cyren® Threat Intelligence Service (TIS), a well-established offering in emerging and active threats occurring around the world. With large, velocity-based data sets, TIS provides unique data products for some of the world’s leading security, response, software and service providers. Capabilities delivered within the Threat Intelligence suite include:

○	Email Security Engine, protects against phishing, malware, and inbound and outbound spam. Our industry-leading detection provides real-time blocking of email threats and abuse in any language or format with virtually no false positives.

○	Threat InDepth, receives early threat information with real-time technical threat intelligence feeds of emerging malware and phishing threats.

○	Web Security Engine, an AI-driven tool that makes decisions aided by advanced heuristics and 24×7 analysts; covers 82 threat categories, including web threats such as phishing, fraud. Malware integration options include an SDK, cloud API, daemon, and container.

○	Malware Detection, a feature with approximately 100 mini engines that scan unique objects within a file, unpack files and defeat obfuscation used by malware authors. This tool spots threats with heuristic analysis, advanced emulation, and intelligent signatures.

○	Hybrid Analyzer, a feature that combines static malware analysis and advanced emulation technology that quickly uncovers behaviors without executing files. File properties and behaviors are scored to indicate likelihood of maliciousness. Equally effective in connected and air-gapped environments.

●	Cyren Inbox Security for Microsoft 365, a powerful, automated incident response that removes 97% of attacks from all affected mailboxes, which we believe saves security teams thousands of hours each year. Automatically combines similar incidents into a single case and removes threats from every mailbox. Prevents user access to malicious links and attachments, which we believe reduces email incident response costs by approximately 91%.

●	Data443® Ransomware Recovery Manager (also known as SmartShield™), a unique offering designed to recover a workstation immediately upon infection to the last known business-operable state, without requiring any end user or IT administrator intervention.

●	Data443® Data Identification Manager (also known as ClassiDocs® and FileFacets®), our data classification and governance technology, which supports CCPA (California), LGPD (Brazil) and GDPR (Europe) compliance in a Software-as-a-Service (SaaS) platform that performs sophisticated data discovery and content searching of structured and unstructured data within corporate networks, servers, content management systems, email, desktops, and laptops.

●	Data443® Data Archive Manager (also known as ArcMail®), a simple, secure, and cost-effective enterprise data retention management and archiving.

●	Data443® Sensitive Content Manager (also known as ARALOC®), a secure, cloud-based platform for managing, protecting and distributing digital content to desktop and mobile devices, which protects an organization’s confidential content and intellectual property assets from accidental leakage or intentional misappropriation - without impeding all other authorized users of the content and other stakeholder from collaborating.

●	Data443® Data Placement Manager (also known as DATAEXPRESS®), a data transport, transformation, and delivery product trusted by leading financial organizations worldwide.

●	Data443® Access Control Manager (also known as “Resilient Access”), enables fine-grained access controls across a wide variety of platforms at scale for internal client systems and commercial public cloud platforms like Salesforce®, Box.Net, Google® G Suite, Microsoft® OneDrive, and others.

●	Data443® Blockchain Protection Manager (also known as ClassiDocs® for Blockchain), provides an active implementation for the Ripple XRP that protects blockchain transactions from inadvertent disclosure and data leaks.

●	Data443® Global Privacy Manager, the privacy compliance and consumer loss mitigation platform which is integrated with Data443® Data Identification Manager to do the delivery portions of GDPR and CCPA as well as process privacy-related requests under such laws, and therefore enables customers to manage the full range of privacy-law driven requirements, such as responding to permitted consumer demands for access or removal, as well as to remediate issues and monitor and report on status and compliance.

●	Data443® IntellyWP, products for enhancing the user experience for the world’s largest content management platform, WordPress.

●	Data443® Chat History Scanner, which scans chat messages for compliance, security, personally identifiable information (PII), personal information (PI), payment card industry (PCI) information as well as any custom keywords selected by the customer, and which can be used with third party platforms such as the Zoom Video Communications, Inc. video conferencing platform.

●	Data443® - GDPR Framework, CCPA Framework, and LGPD Framework WordPress® Plugins, which help organizations of all sizes comply with Europe, California and Brazil privacy rules and regulations and are currently used by over 30,000 active site owners. We offer the plugins with a “freemium” business model, i.e., basic features at no cost and additional or more advanced features at a premium.

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

Expand Our Sales Capacity. We believe that continuing to expand our sales force will be a key to achieving our expansion and growth. We intend to expand our sales capacity by adding sales and marketing employees, with a heavy focus on customer success and on leveraging our existing customer relationships.

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

Results of Operations for the Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

Our operations for the year ended December 31, 2023 and 2022 are outlined below:

	Years Ended December 31,
	2023	2022	Change	%
Revenue	$5,578,942	2,627,123	$2,951,819	112%
Cost of revenue	1,726,187	518,843	1,207,344	233%
Gross Profit	3,852,755	2,108,280	1,744,475	83%
Gross Profit Percentage	69%	80%

Operating expense	6,637,214	5,784,408	852,806	15%
Other expense	(1,460,249)	(6,037,339)	4,577,090	(76)%
Net loss	(4,244,708)	(9,713,467)	5,468,759	(56)%

Revenue

The increase in revenue is due to our acquisition of intellectual property, accounts receivable, and other assets from the Appointed Receiver for the Assets of Cyren Ltd. We also believe that some customers and prospective customers were reluctant to consider deals regarding new business opportunities due to concerns based on economic uncertainty and other global events. However, we continue to see organic growth in increased consumption of our services that contain storage or volume components, matching our expectations and as is reflected in our continuing Annual Recurring Revenue (“ARR’) growth.

Cost of revenue

Cost of revenue consists of direct expenses, such as labor, shipping, and supplies. The increase in cost of revenue is a result of the additional costs associated with our acquisition of intellectual property, accounts receivable, and other assets from the Appointed Receiver for the Assets of Cyren Ltd.

For the years ended December 31, 2023 and 2022 our operating expenses are as follows:

	Years Ended December 31,
	2023	2022	Change	%
Operating expenses
General and administrative	6,149,243	5,552,936	596,307	11%
Sales and marketing	487,971	231,472	256,499	111%
Total operating expenses	6,637,214	5,784,408	852,806	15%

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

Sales and Marketing Expenses

The sales and marketing expenses primarily consisted of continuing to shift our sales operation toward an inbound model, continued high focus on renewals and customer success operations as well as our focus on re-engaging former customers of the Cyren products that we acquired. The increase in sales and marketing expense was primarily due to hiring a contract head of sales and a full-time sales support employee to assist in the renewal and selling process.

Other income (expense)

Other income (expenses) for the year ended December 31, 2023 consisted primarily of interest expense and an forgiveness of debt on note payable of $4,724,299. Other expenses for the year ended December 31, 2022 consisted of interest expense and loss on change in fair value of derivative. The increase in other expenses was primarily due to the forgiveness of debt.

Net Loss

Net loss decreased 56% from $9,713,467 for the year ended December 31, 2022 to $4,244,708 for year ended December 31, 2023. The net loss was mainly derived from an operating loss of $2,784,459 and interest expense of $6,417,407 and settlement of debt of $4,913,181. The net loss for the year ended December 31, 2022 was mainly derived from an operating loss of $3,676,128, and interest expense of $5,979,456 and loss on change in fair value of derivative liability of $57,883.

Cash Flow for the Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

Liquidity and Capital Resources

The following table provides selected financial data about us as of December 31, 2023 and 2022, respectively.

Working Capital

The following table provides selected financial data about us as of December 31, 2023 and 2022, respectively.

	December 31, 2023	December 31, 2022	Change	%
Current assets	$423,805	$124,894	$298,911	239%
Current liabilities	$13,801,416	$8,604,066	$5,197,350	60%
Working capital deficiency	$(13,377,611)	$(8,479,172)	$(4,898,439)	(58)%

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of December 31, 2023, our principal sources of liquidity were cash of $84,570, trade accounts receivable of $309,768 and prepaid and other current assets of $29,467, as compared to cash of $1,712 and trade accounts receivable of $31,978 and prepaid and other current assets of $91,204 as of December 31, 2022.

During the last two years, and through the date of this Report, we have faced an increasingly challenging liquidity situation that has limited our ability to execute our operating plan. We will need to obtain capital to continue operations. There is no assurance that we will be able to secure such funding on acceptable terms. During the year ended December 31, 2023 and 2022, we reported a loss from operations of $2,784,459, and $3,676,128, respectively, and had net cash flows provided by operating activities of $782,101 and $1,252,650, respectively, for the same periods.

As of December 31, 2023, we had assets of cash in the amount of $84,570 and other current assets in the amount of $339,235. As of December 31, 2023, we had current liabilities of $13,801,416. We accumulated deficit as of December 31, 2023 was $55,656,836.

As of December 31, 2022, we had assets of cash in the amount of $1,712 and other current assets in the amount of $123,182. As of December 31, 2022, we had current liabilities of $8,604,066. We accumulated deficit as of December 31, 2023 was $51,412,128.

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

Cash Flow

	Years Ended December 31,
	2023	2022	Change
Cash used in operating activities	$782,101	$(1,252,650)	$2,034,751
Cash used in investing activities	$(1,685,523)	$(561,128)	$(1,124,395)
Cash provided by financing activities	$986,280	$610,557	$375,723
Cash on hand	$84,570	$1,712	$82,858

Operating Activities

During the year ended December 31, 2023, we provided $782,101 in operating activities, compared to using $1,252,650 during the year ended December 31, 2022. The increase in cash used in operating activities was primarily due to a decrease in operating liabilities.

Investing Activities

During the year ended December 31, 2023, we used funds in investing activities of $1,685,523 to acquire intellectual property and to acquire property and equipment. During the year ended December 31, 2022, we used funds in investing activities of $561,128 to acquire intellectual property and to acquire property and equipment.

Financing Activities

During the year ended December 31, 2023, we raised $1,067,631 from the issuance of convertible debt; $1,689,868 from the issuance of notes payable; and, $422,935 from loans from a related party; repayment of convertible note payable of $438,059; repayment of $1,562,535 on notes payable; and repayment to a related party of $193,560. By comparison, during the year ended December 31, 2022, we raised $931,000 through the issuance of Common stock; $75,000 through the issuance of Series B Preferred Stock; $2,027,570 from the issuance of convertible debt; $3,458,247 from the issuance of notes payable; and, $299,280 from a loan from a related party, offset in part through the redemption of Series B Preferred Stock of $487,730; repayment of convertible note payable of $771,718; repayment of $4,408,240 on notes payable; repayment to a related party of $434,584 and, $78,268 of capital lease payments.

We depend upon receiving capital investment or other financing to fund our ongoing operations and execute our business plan. In addition, we are dependent upon our controlling stockholder to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our plan of operations.

Going Concern

The consolidated financial statements accompanying this Annual Report have been prepared on a going concern basis, which implies that we will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. We have generated very limited revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. Our continuation as a going concern is dependent upon our ability to obtain necessary financing to achieve our operating objectives, and the attainment of profitable operations. As of December 31, 2023, we had an accumulated deficit and working capital deficiency. We do not have sufficient working capital to enable us to carry out our plan of operation for the next twelve months.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the consolidated financial statements for the year ended December 31, 2023, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on its evaluation, management concluded as of December 31, 2023 that our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting, described below in Management’s Report on Internal Control Over Financial Reporting. Notwithstanding the identified material weaknesses, management believes the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

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

Based on our evaluation under the criteria set forth in 2013 Internal Control — Integrated Framework, our management concluded that, as of December 31, 2023 our internal control over financial reporting was not effective because of the identification of material weaknesses described as follows:

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

Our current director and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position	Age	Date First Elected or Appointed

Jason Remillard	President; Chief Executive Officer; Chairman; Secretary	50	November 2017

Greg McCraw	Chief Financial Officer	60	September 2022

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

Based solely on our review of certain reports filed with the SEC pursuant to Section 16(a) of the Exchange Act, we believe that all Section 16(a) filing requirements applicable to our executive officers, directors, and 10% or greater beneficial stockholders were met during the fiscal years ended December 31, 2023 and 2022.

Corporate Governance

Board Committees and Charters

Our board of directors does not maintain a separate audit, nominating and corporate governance or compensation committee. Functions customarily performed by such committees are performed by our board of directors as a whole. We do not currently have an “audit committee financial expert” since we currently do not have an audit committee.

Code of Business Conduct

We have adopted a Code of Conduct and Business Ethics that applies to our our directors, officers, employees and independent contractors The Code of Conduct and Business Ethics is filed as an exhibit to this Annual Report.

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

We did not have any individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer as of the fiscal year ended December 31, 2023.

			Stock	Option	All Other
	Fiscal	Salary	Awards	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)

Jason Remillard	2023	$180,000	$180,000	$140,000	-	$500,000
Chief Executive Officer and Director(1)	2022	171,006	-	412,000	-	$583,006

Greg McCraw	2023	$180,000	$180,000	$140,000	-	$500,000
Chief Financial Officer(2)	2022	49,842	-	41,180	-	91,026

(1) Mr. Remillard served as our Chief Financial Officer from January 24, 2020 until December 3, 2021.

(2) Mr. McCraw serves as our Chief Financial Officer since September 6, 2022.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding stock options and stock awards held by our Named Executive Officers as of December 31, 2023:

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options: Exercisable	Number of Securities Underlying Unexercised Options: Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Jason Remillard	3	-	-	$37,440,000	12/30/2028	-	-	-	-
	-	1	-	$6,037,200	02/09/2031	-	-	-	-
	530	-	-	$1,122	11/15/2027	-	-	-	-
	176	-	-	$198	01/03/2033	-	-	-	-
	1,458	-	-	$24	04/09/2033	-	-	-	-
	2,188	-	-	$15.99	07/03/2033	-	-	-	-
	2,626	-	-	$13.13	10/09/2033	-	-	-	-
	-	-	-	-	-	1	$157	-	-	*
	-	-	-	-	-	3,750	$11,850	-	-
	-	-	-	-	-	3,713	$11,733	-	-
Greg McCraw	70	-	-	$1,020	11/15/2027	-	-	-	-
	194	-	-	$180	01/03/2033	-	-	-	-
	1,458	-	-	$24	04/09/2033	-	-	-	-
	2,845	-	-	$12.30	07/03/2033	-	-	-	-
	2,888	-	-	$12.12	10/09/2033	-	-	-	-
						321	$61,714	-	-
						3,750	$11,850	-	-
						3,713	$11,733	-	-

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

Employee Benefit Plans – 2023 Equity Incentive Plan

In order to attract, retain and motivate executive talent necessary to support our long-term business strategy we may award our executives and any future executives with long-term, stock-based compensation in the future, at the sole discretion of our Board of Directors. In December 2023, our Board of Directors and the majority of our stockholders approved our 2023 Equity Incentive Plan (the “2023 Plan”). The 2023 Plan became effective on January 22, 2024. The following is a summary of the material features of the 2023 Plan is qualified in its entirety by the full text of the 2023 Plan, which is filed as an exhibit to the registration statement of which this prospectus forms a part.

Purpose

The purpose of the 2023 Plan is to enhance our ability to attract, retain and motivate persons who make (or are expected to make) important contributions to our company by providing these individuals with equity ownership opportunities and/or equity-linked compensatory opportunities.

Eligibility

Persons eligible to participate in the 2023 Plan will be the officers, employees, non-employee directors and consultants our company and our subsidiaries as selected from time to time by the plan administrator in its discretion.

Administration

The 2023 Plan will be administered by the compensation committee of our board of directors, our board of directors or such other similar committee pursuant to the terms of the 2023 Plan. The plan administrator, which initially will be the compensation committee of our board of directors, will have full power to select, from among the individuals eligible for awards, the individuals to whom awards will be granted, to make any combination of awards to participants, and to determine the specific terms and conditions of each award, subject to the provisions of the 2023 Plan. The plan administrator may delegate to one or more of our officers the authority to grant awards to individuals who are not subject to the reporting and other provisions of Section 16 of the Exchange Act.

Share Reserve

An aggregate of 800,000 shares of Common Stock may be issued under the 2023 Plan. Shares underlying any awards under the 2023 Plan that are forfeited, cancelled, held back to cover the exercise price or tax withholding, satisfied without the issuance of stock or otherwise terminated (other than by exercise) will be added back to the shares available for issuance under the 2023 Plan. The payment of dividend equivalents in cash shall not count against the share reserve.

Annual Limitation on Awards to Non-Employee Directors

The 2023 Plan contains a limitation whereby the grant date value of all awards under the 2023 Plan and all other cash compensation paid by the Company to any non-employee director may not exceed $250,000 in any calendar year, although the Company’s board of directors may, in its discretion, make exceptions to the limit in extraordinary circumstances.

Types of Awards

The 2023 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, and other stock or cash based awards, or collectively, awards. Unless otherwise set forth in an individual award agreement, each award shall vest over a two-year period, with one-half of the award vesting on the first annual anniversary of the date of grant, with the remainder of the award vesting monthly thereafter.

Stock Options

The 2023 Plan permits the granting of both options to purchase shares of common stock intended to qualify as incentive stock options under Section 422 of the Code and options that do not so qualify. Options granted under the 2023 Plan will be nonqualified options if they fail to qualify as incentive stock options or exceed the annual limit on incentive stock options. Incentive stock options may only be granted to employees of the Company and its subsidiaries. Nonqualified options may be granted to any persons eligible to receive awards under the 2023 Plan.

The exercise price of each option will be determined by the plan administrator but generally may not be less than 100% of the fair market value of the Common Stock on the date of grant or, in the case of an incentive stock option granted to a 10% stockholder, 110% of such share’s fair market value. The term of each option will be fixed by the plan administrator and may not exceed ten years from the date of grant (or five years for an incentive stock option granted to a 10% stockholder). The plan administrator will determine at what time or times each option may be exercised, including the ability to accelerate the vesting of such options.

Upon exercise of options, the exercise price must be paid in full either in cash, check, or, with the approval of the plan administrator, by delivery (or attestation to the ownership) of shares of Common Stock that are beneficially owned by the optionee free of restrictions or were purchased in the open market. Subject to applicable law and approval of the plan administrator, the exercise price may also be made by means of a broker-assisted cashless exercise. In addition, the plan administrator may permit nonqualified options to be exercised using a “net exercise” arrangement that reduces the number of shares issued to the optionee by the largest whole number of shares with fair market value that does not exceed the aggregate exercise price.

Stock Appreciation Rights

The plan administrator may award stock appreciation rights subject to such conditions and restrictions as it may determine. Stock appreciation rights entitle the recipient to shares of common stock, or cash, equal to the value of the appreciation in the Company’s stock price over the exercise price. The exercise price generally may not be less than 100% of the fair market value of common stock on the date of grant. The term of each stock appreciation right will be fixed by the plan administrator and may not exceed ten years from the date of grant. The plan administrator will determine at what time or times each stock appreciation right may be exercised, including the ability to accelerate the vesting of such stock appreciation rights.

Restricted Stock

The plan administrator may award restricted shares of common stock subject to such conditions and restrictions as it may determine. These conditions and restrictions may include the achievement of certain performance goals and/or continued employment with the Company or its subsidiaries through a specified vesting period. Unless otherwise provided in the applicable award agreement, the participant generally will have the rights and privileges of a stockholder as to such restricted shares, including without limitation the right to vote such restricted shares and the right to receive dividends, if applicable.

Restricted Stock Units and Dividend Equivalents

The plan administrator may award restricted stock units which represent the right to receive common stock at a future date in accordance with the terms of such grant upon the attainment of certain conditions specified by the plan administrator. Restrictions or conditions could include, but are not limited to, the attainment of performance goals, continuous service with the Company or its subsidiaries, the passage of time or other restrictions or conditions. The plan administrator determines the persons to whom grants of restricted stock units are made, the number of restricted stock units to be awarded, the time or times within which awards of restricted stock units may be subject to forfeiture, the vesting schedule, and rights to acceleration thereof, and all other terms and conditions of the restricted stock unit awards. The value of the restricted stock units may be paid in common stock, cash, other securities, other property, or a combination of the foregoing, as determined by the plan administrator.

A participant holding restricted stock units will have no voting rights as stockholders. Prior to settlement or forfeiture, restricted stock units awarded under the 2023 Plan may, at the plan administrator’s discretion, provide for a right to dividend equivalents. Such right entitles the holder to be credited with an amount equal to all dividends paid on one share of common stock while each restricted stock unit is outstanding. Dividend equivalents may be converted into additional restricted stock units. Settlement of dividend equivalents may be made in the form of cash, common stock, other securities, other property, or a combination of the foregoing. Prior to distribution, any dividend equivalents will be subject to the same conditions and restrictions as the restricted stock units to which they attach.

Other Stock or Cash Based Awards

Other stock or cash based may be granted either alone, in addition to, or in tandem with, other awards granted under the 2023 Plan and/or cash awards made outside of the 2023 Plan. The plan administrator shall have authority to determine the persons to whom and the time or times at which such awards will be made, the amount of such awards, and all other conditions, including any dividend and/or voting rights.

Changes in Capital Structure

The 2023 Plan requires the plan administrator to make appropriate adjustments to the number of shares of Common Stock that are subject to the 2023 Plan, to certain limits in the 2023 Plan, and to any outstanding awards to reflect stock dividends, stock splits, extraordinary cash dividends and similar events.

Change in Control

Except as set forth in an award agreement issued under the 2023 Plan, in the event of a change in control (as defined in the 2023 Plan), each outstanding stock award (vested or unvested) will be treated as the plan administrator determines, which may include (i) the Company’s continuation of such outstanding stock awards (if the Company is the surviving corporation); (ii) the assumption of such outstanding stock awards by the surviving corporation or its parent; (iii) the substitution by the surviving corporation or its parent of new stock options or other equity awards for such stock awards; (iv) the cancellation of such stock awards in exchange for a payment to the participants equal to the excess of (A) the fair market value of the shares subject to such stock awards as of the closing date of such corporate transaction over (B) the exercise price or purchase price paid or to be paid (if any) for the shares subject to the stock awards (which payment may be subject to the same conditions that apply to the consideration that will be paid to holders of shares in connection with the transaction, subject to applicable law); (v) provide that such award shall vest and, to the extent applicable, be exercisable as to all shares covered thereby, notwithstanding anything to the contrary in the 2023 Plan or the provisions of such Award; or (vi) provide that the award will terminate and cannot vest, be exercised or become payable after the applicable event.

The 2023 Plan provides that a stock award may be subject to additional acceleration of vesting and exercisability upon a change in control as may be provided in the award agreement for such stock award, but in the absence of such provision, no such acceleration will occur.

Tax Withholding

Participants in the 2023 Plan are responsible for the payment of any federal, state or local taxes that the Company or its subsidiaries are required by law to withhold upon the exercise of options or stock appreciation rights or vesting of other awards. The plan administrator may cause any tax withholding obligation of the Company or its subsidiaries to be satisfied, in whole or in part, by the applicable entity withholding from shares of Common Stock to be issued pursuant to an award a number of shares with an aggregate fair market value that would satisfy the withholding amount due. The plan administrator may also require any tax withholding obligation of the Company or its subsidiaries to be satisfied, in whole or in part, by an arrangement whereby a certain number of shares issued pursuant to any award are immediately sold and proceeds from such sale are remitted to the Company or its subsidiaries in an amount that would satisfy the withholding amount due.

Transferability of Awards

The 2023 Plan generally does not allow for the transfer or assignment of awards, other than by will or by the laws of descent and distribution; however, the plan administrator has the discretion to permit awards (other than incentive stock options) to be transferred by a participant.

Term

The 2023 Plan became effective on January 22, 2024, and unless terminated earlier, the 2023 Plan will continue in effect for a term of ten years, after which time no awards may be granted under the 2023 Plan.

Amendment and Termination

The Company’s board of directors and the plan administrator may each amend, suspend, or terminate the 2023 Plan and the plan administrator may amend or cancel outstanding awards, but no such action may materially and adversely affect rights under an award without the holder’s consent. Certain amendments to the 2023 Plan will require the approval of the Company’s stockholders. Generally, without stockholder approval, (i) no amendment or modification of the 2023 Plan may reduce the exercise price of any stock option or stock appreciation right, (ii) the plan administrator may not cancel any outstanding stock option or stock appreciation right where the fair market value of the common stock underlying such stock option or stock appreciation right is less than its exercise price and replace it with a new option or stock appreciation right, another award or cash and (iii) the plan administrator may not take any other action that is considered a “repricing” for purposes of the stockholder approval rules of the applicable securities exchange.

All stock awards granted under the 2023 Plan will be subject to recoupment in accordance with any clawback policy that the Company is required to adopt pursuant to the listing standards of any national securities exchange or association on which the Company’s securities are listed or as is otherwise required by the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act or other applicable law. In addition, the Company’s board of directors may impose such other clawback, recovery or recoupment provisions in a stock award agreement as the board of directors determines necessary or appropriate.

Material United States Federal Income Tax Considerations

The following is a summary of the material U.S. federal income tax considerations related to awards and certain transactions under the 2023 Plan, based upon the current provisions of the Code and regulations promulgated thereunder. The rules governing the tax treatment of such awards are quite technical, so the following discussion of tax consequences is necessarily general in nature and is not complete. In addition, statutory provisions are subject to change, as are their interpretations, and their application may vary in individual circumstances. This summary does not describe all federal tax consequences under the 2023 Plan, nor does it describe state, local, or foreign income tax consequences or federal employment tax consequences. This summary is not intended as tax advice to participants, who should consult their own tax advisors.

The 2023 Plan is not qualified under the provisions of Section 401(a) of the Code and is not subject to any of the provisions of the Employee Retirement Income Security Act of 1974, as amended. The Company’s ability to realize the benefit of any tax deductions described below depends on our generation of taxable income as well as the requirement of reasonableness and the satisfaction of our tax reporting obligations.

Incentive Stock Options

No taxable income is generally realized by the optionee upon the grant or exercise of an incentive stock option. If shares of common stock issued to an optionee pursuant to the exercise of an incentive stock option are sold or transferred after two years from the date of grant and after one year from the date of exercise, then generally (i) upon sale of such shares, any amount realized in excess of the exercise price (the amount paid for the shares) will be taxed to the optionee as a long-term capital gain, and any loss sustained will be a long-term capital loss, and (ii) neither the Company nor its subsidiaries will be entitled to any deduction for federal income tax purposes; provided that such incentive stock option otherwise meets all of the technical requirements of an incentive stock option. The exercise of an incentive stock option will give rise to an item of tax preference that may result in alternative minimum tax liability for the optionee.

If shares of common stock acquired upon the exercise of an incentive stock option are disposed of prior to the expiration of the two-year and one-year holding periods described above (a “disqualifying disposition”), generally (i) the optionee will realize ordinary income in the year of disposition in an amount equal to the excess (if any) of the fair market value of the shares of common stock at exercise (or, if less, the amount realized on a sale of such shares of common stock) over the exercise price thereof, and (ii) the Company or its subsidiaries will be entitled to deduct such amount. Special rules will apply where all or a portion of the exercise price of the incentive stock option is paid by tendering shares of common stock.

If an incentive stock option is exercised at a time when it no longer qualifies for the tax treatment described above, the option is treated as a nonqualified option. Generally, an incentive stock option will not be eligible for the tax treatment described above if it is exercised more than three months following termination of employment (or one year in the case of termination of employment by reason of disability). In the case of termination of employment by reason of death, the three-month rule does not apply.

Nonqualified Options

No income is generally realized by the optionee at the time a nonqualified option is granted. Generally (i) at exercise, ordinary income is realized by the optionee in an amount equal to the difference between the exercise price and the fair market value of the shares of common stock on the date of exercise, and the Company or its subsidiaries receives a tax deduction for the same amount, and (ii) at disposition, appreciation or depreciation after the date of exercise is treated as either short-term or long-term capital gain or loss depending on how long the shares of common stock have been held. Special rules will apply where all or a portion of the exercise price of the nonqualified option is paid by tendering shares of common stock. Upon exercise, the optionee will also be subject to Social Security taxes on the excess of the fair market value over the exercise price of the option.

Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Dividend Equivalents, and Other Stock or Cash Based

The current federal income tax consequences of other awards authorized under the 2023 Plan generally follow certain basic patterns: (i) stock appreciation rights are taxed and deductible in substantially the same manner as nonqualified options; (ii) nontransferable restricted stock subject to a substantial risk of forfeiture results in income recognition equal to the excess of the fair market value over the price paid, if any, only at the time the restrictions lapse (unless the recipient elects to accelerate recognition as of the date of grant through a Section 83(b) election); and (iii) restricted stock units, dividend equivalents and other stock or cash based awards are generally subject to tax at the time of payment. The Company or its subsidiaries generally should be entitled to a federal income tax deduction in an amount equal to the ordinary income recognized by the participant at the time the participant recognizes such income.

The participant’s basis for the determination of gain or loss upon the subsequent disposition of common stock acquired from a stock appreciation right, restricted stock, restricted stock unit, or other stock or cash based award will be the amount paid for such shares plus any ordinary income recognized when the shares of common stock were originally delivered, and the participant’s capital gain holding period for those shares will begin on the day after they are transferred to the participant.

Parachute Payments

The vesting of any portion of an award that is accelerated due to the occurrence of a change in control (such as a sale event) may cause all or a portion of the payments with respect to such accelerated awards to be treated as “parachute payments” as defined in the Code. Any such parachute payments may be non-deductible to either the Company or its subsidiaries, in whole or in part, and may subject the recipient to a non-deductible 20% federal excise tax on all or a portion of such payment (in addition to other taxes ordinarily payable).

Section 409A

The foregoing description assumes that Section 409A of the Code does not apply to an award under the 2023 Plan. In general, stock options and stock appreciation rights are exempt from Section 409A if the exercise price per share is at least equal to the fair market value per share of the underlying stock at the time the option or stock appreciation right was granted. Restricted stock awards are not generally subject to Section 409A. Restricted stock units are subject to Section 409A unless they are settled within two-and-one-half months after the end of the later of (1) the end of the Company’s fiscal year in which vesting occurs or (2) the end of the calendar year in which vesting occurs. If an award is subject to Section 409A and the provisions for the exercise or settlement of that award do not comply with Section 409A, then the participant would be required to recognize ordinary income whenever a portion of the award vested (regardless of whether it had been exercised or settled). This amount would also be subject to a 20% U.S. federal tax and premium interest in addition to the U.S. federal income tax at the participant’s usual marginal rate for ordinary income.

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

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60-days of the date of this table. In determining the percent of Common Stock owned by a person or entity as of the date of this Annual Report (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of Common Stock outstanding as of the date of this Annual Report, which is 286,343 shares, and (ii) the total number of shares of Common Stock that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

	Common Stock (3)		Series A Preferred Stock (2)		Voting (2)
Name (1)	Number of Shares	Percent of Class	Number of Shares	Percent of Class	Percent of Voting Capital Stock
Jason Remillard	29,627	9.99%	149,865	100%	99.99%
Greg McCraw	2,339	0.86%	-	-	-
All beneficial owners as a group (2 persons)	31,966	10.85%	149,865	100%	99.99%

(1)	The mailing address for each officer and director is c/o Data443 Risk Mitigation, Inc., PO Box 12235, Durham, North Carolina 27709.

(2)	Each share of Series A Preferred Stock is entitled to 15,000 votes per share, and each is convertible into 1,000 shares of Common Stock, subject to a 9.99% beneficial ownership limitation such that a holder of Series A Preferred Stock may not convert such stock into Common Stock to the extent that the holder would beneficially own more than 9.99% of the Common Stock outstanding immediately after giving effect to the issuance of Common Stock upon conversion of the Series A Preferred Stock. The numbers in this column assume that the number of shares of Series A Preferred Stock that would result in the holder beneficially owning 9.99% of the Common Stock outstanding immediately after giving effect to the conversion of the Series A Preferred Stock have been converted into Common Stock. Includes (i) 752 shares of Common Stock, (ii) 149,892,000 shares of Common Stock issuable to Mr. Remillard upon full conversion of all of his 149,892 Series A Shares, (iii) 1,875 restricted stock units that vest on October 1, 2023 and (iv) 1,458 options to purchase shares of Common Stock.

(3)	Includes (i) 464 shares of Common Stock, (ii) 1,875 restricted stock units that vest on October 1, 2023 and (iii) 1,458 options to purchase common stock that vest on October 1, 2023.

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

During the year ended December 31, 2023, we received cash from our Chief Executive Officer of $299,281, our CEO paid operating expenses of $167,653, and repaid $602,237 to our Chief Executive Officer.

As of December 31, 2023 and December 31, 2022, we had due to related party transactions in the amounts of $112,064 and $247,366, respectively.

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

Item 14. Principal Accountant Fees and Services.

The following table provides information regarding the fees billed to us by TPS Thayer in the years ended December 31, 2023 and 2022. All fees described below were approved by Board:

	For the years ended December 31,
	2023	2022
Audit Fees (1)	$87,500	$82,500

Audit Related Fees (2)	-	-

Tax Fees (3)	1,100	1,000

All Other Fees (4)	-	-

Total Fees:	$88,600	$83,500

(1)	Audit Fees include fees for services rendered for the audit of our consolidated financial statements, included in our Annual Report on Form 10-K.

(2)	Audit Related Fess consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

(3)	Tax Fees consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees consists of fees for other miscellaneous items.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements – See Index on page F-1 of this report

(b)	The following exhibits are filed herewith as a part of this report

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date

3.1	Amended and Restated Articles of Incorporation of the Company, dated May 1, 2018.	10-12G	3.2	1/11/2019

3.2+	Second Amended and Restated Articles of Incorporation of the Company

3.3	Certificate of Designation for Preferred Series A Stock of the Company, dated May 28, 2008.	10-12G	3.4	1/11/2019

3.4	Amendment to Certificate of Designation for Preferred Series A Stock of the Company, dated April 27, 2018.	10-12G	3.4	1/11/2019

3.5	Amendment to Certificate of Designation for Preferred Series A Stock of the Company, dated December 20, 2023.	8-K	3.1	12/26/2023

3.6	Bylaws of the Company.	10-SB	I	1/4/2000

3.7	Amended and Restated Bylaws of the Company.	8-K	3.2	1/29/2024

3.8	Certificate of Amendment to the Company’s Articles of Incorporation dated October 29, 2019.	8-K	3.1	10/15/2019

3.9	Certificate of Amendment to the Company’s Articles of Incorporation dated August 17, 2020.	8-K	3.1	8/21/2020

3.10	Certificate of Designation for Preferred Series B Stock of the Company, dated November 25, 2020.	8-K	3.1	12/2/2020

3.11	Certificate of Amendment to the Company’s Articles of Incorporation dated December 15, 2020, increasing the number of authorized shares of Common Stock to 1.8 billion.	8-K	3.1	12/17/2020

3.12	Certificate of Amendment to the Company’s Articles of Incorporation dated April 21, 2021.	8-K	3.1	4/27/2021

3.13	Certificate of Amendment to the Company’s Articles of Incorporation dated January 10, 2021.	8-K	3.1	6/21/2021

3.14	Certificate of Change to the Company’s Articles of Incorporation dated January 6, 2022.	8-K	3.1	3/11/2022

3.15	Certificate of Change to the Company’s Articles of Incorporation dated May 25, 2023.	8-K	3.1	05/26/2023

3.16	Certificate of Change to the Company’s Articles of Incorporation dated September 14, 2023	8-K	3.1	09/20/2023

4.1	Warrant Exchange Notes issued as of 17 November 2020 in the total original principal amount of $100,000.	10-K	4.7	3/23/2021

4.2	Common Stock Purchase Warrant issued in favor of Triton Funds LP on December 11, 2020.	8-K	4.1	12/17/2020

4.3	Common Stock Purchase Warrant (the “First Warrant”) issued in favor of Auctus Fund, LLC on 23 April 2021.	8-K	4.1	4/27/2021

4.4	Common Stock Purchase Warrant (the “Second Warrant”) issued in favor of Auctus Fund, LLC on April 22, 2021.	8-K	4.2	4/27/2021

4.5	Common Stock Purchase Warrant (the “First Warrant”) issued in favor of Auctus Fund, LLC on 30 July 2021 for the purchase of 62,667 shares of Common Stock at $4.50 per share.	10-Q	4.11	8/03/2021

4.6	Common Stock Purchase Warrant (the “Second Warrant”) issued in favor of Auctus Fund, LLC on 30 July 2021 for the purchase of 62,667 shares of Common Stock at $4.50 per share.	10-Q	4.12	8/03/2021

4.7	Common Stock Purchase Warrant (the “First Warrant”) issued in favor of Jefferson Street Capital LLC on 28 September 2021.	10-K	4.8	03/31/2022

4.8	Common Stock Purchase Warrant (the “Second Warrant”) issued in favor of Jefferson Street Capital LLC on 28 September 2021.	10-K	4.9	03/31/2022

4.9	Convertible Promissory Note issued the Company in favor of Jefferson Street Capital LLC on 28 September 2021 in the original principal amount of $110,000.	10-K	4.10	03/31/2022

4.10	Common Stock Purchase Warrant (the “First Warrant”) issued in favor of Mast Hill Fund, LP on 19 October 2021.	10-Q	4.13	10/26/2021

4.11	Common Stock Purchase Warrant (the “Second Warrant”) issued in favor of Mast Hill Fund, LP on 19 October 2021.	10-Q	4.14	10/26/2021

4.12	Common Stock Purchase Warrant issued in favor of Westland Properties, LLC on 21 December 2021.	10-K	4.13	03/31/2022

4.13	Convertible Promissory Note issued the Company in favor of Westland Properties, LLC on 21 December 2021 in the original principal amount of $555,555.	10-K	4.14	03/31/2022

4.14	Convertible Promissory Note issued the Company in favor of GS Capital Partners, LLC on 11 February 2022 in the original principal amount of $207,500.	10-K	4.15	03/31/2022

4.15	Convertible Promissory Note issued the Company in favor of One44 Capital LLC on 11 February 2022 in the original principal amount of $160,000.	10-K	4.16	03/31/2022

4.16	Convertible Promissory Note issued the Company in favor of Fast Capital, LLC on 14 February 2022 in the original principal amount of $207,500.	10-K	4.17	03/31/2022

4.17	Convertible Promissory Note issued the Company in favor of Root Ventures, LLC on 1 March 2022 in the original principal amount of $207,500.	10-K	4.18	03/31/2022

4.18	Convertible Promissory Note issued the Company in favor of Red Road Holdings Corporation on 9 March 2022 in the original principal amount of $176,813.	10-K	4.19	03/31/2022

4.19	Convertible Promissory Note issued by the Company in favor of 1800 Diagonal Lending LLC, dated May 16, 2022.	10-Q	4.1	08/14/2023

4.20	Form of Note, between the Company and Walleye Opportunities Master Fund Ltd on December 7, 2022.	8-K	4.1	12/12/2022

4.21	Form of Warrant, between the Company and Walleye Opportunities Master Fund Ltd on December 7, 2022.	8-K	4.2	12/12/2022

4.22	Form of Note, between the Company and Walleye Opportunities Master Fund Ltd on January 24, 2023.	8-K	4.1	01/30/2023

4.23	Form of Warrant, between the Company and Walleye Opportunities Master Fund Ltd on January 24, 2023.	8-K	4.2	01/30/2023

4.24	Convertible Promissory Note issued by the Company in favor of Jefferson Street Capital LLC on May 9, 2022.	10-K	4.24	02/24/2023

4.25	Common Stock Purchase Warrant issued to Moody Capital Solutions Inc. on May 9, 2022.	10-K	4.25	02/24/2023

4.26	Convertible Promissory Note issued by the Company in favor of 1800 Diagonal Lending LLC on January 4, 2023.	10-K	4.26	02/24/2023

4.27	Form of Note, between the Company and Investor #1.	8-K	4.1	07/24/2023

4.28	Form of Warrant, between the Company and Investor #1.	8-K	4.2	07/24/2023

4.29	Form of Note, between the Company and Investor #2.	8-K	4.3	07/24/2023

4.30	Form of Warrant, between the Company and Investor #2.	8-K	4.4	07/24/2023

4.31	Form of Warrant, between the Company and the Placement Agent	8-K	4.5	07/24/2023

4.32	Form of Warrant, between the Company and Investor.	8-K	4.6	07/24/2023

4.33	Form of New Note, between the Company and the Noteholder.	8-K	4.7	07/24/2023

10.1	Asset Purchase Agreement dated January 26, 2018 by and between Myriad Software Productions, LLC and Data443 Risk Management, Inc.	10-12G	10.1	1/11/2019

10.2	Secured Promissory Note dated January 26, 2018 issued by Data443 Risk Management, Inc. in favor of Myriad Software Productions, LLC in the original principal amount of $250,000.	10-12G	10.2	1/11/2019

10.3	Security Agreement dated January 26, 2018 executed by Data443 Risk Management, Inc. in favor of Myriad Software Productions, LLC.	10-12G	10.3	1/11/2019

10.4†	2019 Omnibus Stock Incentive Plan dated May 16, 2019	8-K	10.1	5/19/2019

10.5	Letter Agreement effective August 26, 2020, between the Company and Maxim Group, LLC.	10-Q	10.23	11/16/2020

10.6	Asset Sale Agreement effective January 31, 2021, between the Company and the secured creditors of Wala, Inc.	10-K	10.28	3/23/2021

10.7	Three Secured Promissory Notes, each effective January 31, 2021 and issued by the Company in favor of the secured creditors of Wala, Inc.	10-K	10.29	3/23/2021

10.8	Security Agreement effective January 31, 2021, between the Company and the secured creditors of Wala, Inc.	10-K	4.6	3/23/2021

10.9	Form of Securities Purchase Agreement entered into with Auctus Fund, LLC on April 23, 2021.	8-K	10.1	4/27/2021

10.10	Form of Senior Secured Promissory Note issued in favor of Auctus Fund, LLC on April 23, 2021.	8-K	10.2	4/27/2021

10.11	Form of Security Agreement entered into with Auctus Fund, LLC on April 23, 2021.	8-K	10.3	4/27/2021

10.12†	Employment Agreement, Effective March 1, 2019 between the Company and Jason Remillard	10-K	10.13	03/31/2022

10.13†	Employment Agreement, effective December 1, 2021 between the Company and Nanuk Warman	10-K	10.14	03/31/2022

10.14	Form of Securities Purchase Agreement entered into with Auctus Fund, LLC on 29 July 2021.	10-Q	10.34	8/3/2021

10.15	Form of Senior Secured Promissory Note issued in favor of Auctus Fund, LLC on 29 July 2021.	10-Q	10.35	8/3/2021

10.16	Form of Security Agreement entered into with Auctus Fund, LLC on 29 July 2021.	10-Q	10.36	8/3/2021

10.17	Form of Securities Purchase Agreement entered into with Jefferson Street Capital LLC on 28 September 2021.	10-K	10.18	03/31/2022

10.18	Form of Securities Purchase Agreement entered into with Mast Hill Fund, LP on 19 October 2021.	10-Q	10.37	10/26/2021

10.19	Form of Promissory Note issued in favor of Mast Hill Fund, LP on 19 October 2021.	10-Q	10.38	10/26/2021

10.20	Form of Securities Purchase Agreement entered into with Westland Properties, LLC on 21 December 2021.	10-K	10.21	03/31/2022

10.21	Centurion Holdings I, LLC asset purchase agreement dated January 19, 2022	8-K	10.1	1/19/2022

10.22	Form of Securities Purchase Agreement entered into with GS Capital Partners, LLC on 11 February 2022.	10-K	10.23	03/31/2022

10.23	Form of Securities Purchase Agreement entered into with One44 Capital LLC on 11 February 2022.	10-K	10.24	03/31/2022

10.24	Form of Securities Purchase Agreement entered into with Fast Capital, LLC on 14 February 2022.	10-K	10.25	03/31/2022

10.25	Form of Securities Purchase Agreement entered into with Root Ventures, LLC on 1 March 2022.	10-K	10.26	03/31/2022

10.26	Form of Securities Purchase Agreement entered into with Red Road Holdings Corporation on 9 March 2022.	10-K	10.27	03/31/2022

10.27	Form of Securities Purchase Agreement, between the Company and Walleye Opportunities Master Fund Ltd on December 7, 2022.	8-K	10.1	12/12/2022

10.28	Form of Securities Purchase Agreement, between the Company and Walleye Opportunities Master Fund Ltd, dated January 30, 2023.	8-K	10.1	01/30/2023

10.29	Form of Securities Purchase Agreement between the Company and Jefferson Street Capital LLC, dated May 9, 2022, 2022.	10-K	10.30	02/24/2023

10.30	Form of Securities Purchase Agreement between the Company and 1800 Diagonal Lending LLC, dated January 4, 2023.	10-K	10.31	02/24/2023

10.31	Asset Sale Agreement, between the Company and Wala, Inc., dated January 31, 2021.	10-K	10.32	02/24/2023

10.32	Bill of Sale, between the Company and the sellers listed therein, date January 31, 2021.	10-K	10.33	02/24/2023

10.33	I.P. Assignment and Assumption Agreement, between the Company and certain noteholders of the Company, dated January 31, 2021.	10-K	10.34	02/24/2023

10.34	Security Agreement, between the Company and certain secured parties listed therein, dated January 31, 2021.	10-K	10.35	02/24/2023

10.35	Form of Amendment dated March 23, 2023 to Securities Purchase Agreement dated November 4, 2022, between the Company and the Investor.	8-K	10.1	03/23/2023

10.36	Form of Purchase Agreement, dated May 11, 2023, between the Company and the Appointed Receiver for the Assets of Cyren Ltd.	8-K	10.1	05/15/2023

10.37	Form of Securities Purchase Agreement between the Company and Investor #1.	8-K	10.1	07/24/2023

10.38	Form of Securities Purchase Agreement between the Company and Investor #2.	8-K	10.2	07/24/2023

10.39	Form of Security Agreement between the Company and the Investors.	8-K	10.3	07/24/2023

10.40	Form of Amendment, between the Company and Auctus Fund, LLC	8-K	10.4	07/24/2023

10.41	Form of Note Exchange Agreement, between the Company and the Noteholder.	8-K	10.5	07/24/2023

10.42	Form of Amendment to Purchase Agreement, dated December 12, 2023, between the Company and the Appointed Receiver for the Assets of Cyren Ltd.	8-K	10.1	12/18/2023

10.43†	Data443 Risk Mitigation, Inc. 2023 Equity Incentive Plan	S-8	99.1	12/27/2023

10.44†	Form of Incentive Stock Option Award Agreement	S-1	10.44	01/23/2024

10.45†	Form of Non-Qualified Stock Option Agreement	S-1	10.45	01/23/2024

10.46†	For of Restricted Stock Unit Agreement	S-1	10.46	01/23/2024

10.47†	Form of Restricted Stock Award Agreement	S-1	10.47	01/23/2024

14.1	Code of Conduct and Business Ethics	S-1	14.1	8/25/2023

21.1	Subsidiaries of the Registrant	10-K	21.1	3/31/2022

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1**	Section 1350 Certification of Chief Executive Officer.

32.2**	Section 1350 Certification of Chief Financial Officer.

101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

† Indicates management contract or compensatory plan or arrangement

* Filed herewith.

** Furnished herewith.

Item 16. Form 10-K Summary

None.

DATA443 RISK MITIGATION, INC.

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder’s

Data443 Risk Mitigation

Opinion on the Financial

We have audited the accompanying consolidated balance sheets of Data443 Risk Mitigation, Inc. (the Company) as of December 31, 2023 and 2022, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Sugar Land, Texas

April 16, 2024

DATA443 RISK MITIGATION, INC.

CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2023	December 31, 2022
Assets
Current assets
Cash	$84,570	$1,712
Accounts receivable, net	309,768	31,978
Prepaid expense and other current assets	29,467	91,204
Total current assets	423,805	124,894

Property and equipment, net	409,525	427,031
Operating lease right-of-use assets, net	322,616	405,148
Advance payment for acquisition	2,726,188	2,726,188
Intellectual property, net of accumulated amortization	3,525,816	454,331
Deposits	45,673	45,673
Total Assets	$7,453,623	$4,183,265

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$3,360,469	1,031,931
Deferred revenue	1,627,572	1,704,249
Interest payable	1,352,227	478,712
Notes payable, net of unamortized discount	3,704,326	918,785
Convertible notes payable, net of unamortized discount	3,047,388	4,134,155
Due to a related party	341,437	112,062
Operating lease liability	357,656	213,831
Finance lease liability	10,341	10,341
Total Current Liabilities	13,801,416	8,604,066

Series B Preferred Stock, 80,000 shares designated; $0.001 par value; Stated value $10.00, 0 and 29,750 shares issued and outstanding, net of discount, respectively	-	-
Notes payable, net of unamortized discount - non-current	1,355,132	3,104,573
Convertible notes payable, net of unamortized discount - non-current	97,946	97,946
Deferred revenues - non-current	195,997	788,902
Operating lease liability - non-current	-	354,631
Total Liabilities	15,450,491	12,950,118

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred stock: 337,500 authorized; $0.001 par value Series A Preferred Stock, 150,000 shares designated; $0.001 par value; 149,892 and 149,892 shares issued and outstanding, respectively	150	150
Common stock: 500,000,000 authorized; $0.001 par value; 272,874 and 4,360 shares issued and outstanding, respectively (1)	61,564	2,611
Additional paid in capital	47,598,254	42,642,514
Accumulated deficit	(55,656,836)	(51,412,128)
Total Stockholders’ Deficit	(7,996,868)	(8,766,853)
Total Liabilities and Stockholders’ Deficit	$7,453,623	$4,183,265

(1)	Reflects retrospectively the 1-for-600 reverse stock split that became effective September 20, 2023. Refer to Note 1, “Summary of Business Operations and Significant Accounting Policies”

See the accompanying notes, which are an integral part of these consolidated financial statements.

DATA443 RISK MITIGATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2023	2022

Revenue	$5,578,942	$2,627,123
Cost of revenue	1,726,187	518,843
Gross profit	3,852,755	2,108,280

Operating expenses
General and administrative	6,149,243	5,552,936
Sales and marketing	487,971	231,472
Total operating expenses	6,637,214	5,784,408

Net loss from operations	(2,784,459)	(3,676,128)

Other income (expense)
Interest expense	(6,417,407)	(5,979,456)
Other Income	43,977	-
Gain (loss) on settlement of debt	4,913,181	-
Change in fair value of derivative liability	-	(57,883)
Total other expense	(1,460,249)	(6,037,339)

Loss before income taxes	(4,244,708)	(9,713,467)
Provision for income taxes	-	-
Net loss	$(4,244,708)	$(9,713,467)

Dividend on Series B Preferred Stock	-	(104,631)
Net loss attributable to common stockholders	$(4,244,708)	$(9,818,098)

Basic and diluted loss per Common Share	$(15.56)	$(2,752.48)
Basic and diluted weighted average number of common shares outstanding (1)	272,874	3,567

(1)	Reflects retrospectively the 1-for-600 reverse stock split that became effective September 20, 2023. Refer to Note 1, “Summary of Business Operations and Significant Accounting Policies”

See the accompanying notes, which are an integral part of these consolidated financial statements.

DATA443 RISK MITIGATION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Series A Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance - December 31, 2021 ⁽ⁱ⁾	150,000	$150	203	$122	$37,810,380	$(42,033,887)	$(4,223,235)

Cumulative-effect adjustment from adoption of ASU 2020-06	-	-	-	-	(517,500)	439,857	(77,643)
Common stock issued for acquisition of Centurion assets	-	-	636	380	2,475,808	-	2,476,188
Subscription for share issuance ⁽ⁱ⁾	-	-	1,552	931	930,069	-	931,000
Common stock issued for conversion of preferred stock ⁽ⁱ⁾	(108)	-	180	108	(108)	-	-
Common stock issued for conversion of debt ⁽ⁱ⁾	-	-	1,665	995	652,801	-	653,796
Common stock issued in conjunction with convertible notes	-	-	30	18	140,919	-	140,937
Common stock issued for exercised cashless warrants ⁽ⁱ⁾	-	-	11	7	(7)	-	-
Common stock issued for service ⁽ⁱ⁾	-	-	83	50	164,970	-	165,020
Resolution of derivative liability upon exercise of warrants	-	-	-	-	57,883	-	57,883
Warrants issued in conjunction with debts	-	-	-	-	47,628	-	47,628
Stock-based compensation	-	-	-	-	879,671	-	879,671
Net loss	-	-	-	-	-	(9,818,098)	(9,818,098)
Balance - December 31, 2022 ⁽ⁱ⁾	149,892	$150	4,360	$2,611	$42,642,514	$(51,412,128)	$(8,766,853)

Common Stock issued for acquisition of Cyren Assets ⁽ⁱ⁾	-	-	165,290	165	1,999,835	-	2,000,000
Common Stock issued for conversion of debt ⁽ⁱ⁾	-	-	21,428	12,857	344,735	-	357,592
Common Stock issued for adjustment to investors in private placement ⁽ⁱ⁾	-	-	77,010	45,619	(45,619)	-	-
Warrant issued in conjunction with debts ⁽ⁱ⁾	-	-	-	-	1,682,499	-	1,682,499
Stock-based compensation ⁽ⁱ⁾	-	-	4,786	312	974,290	-	974,602
Net loss	-	-	-	-	-	(4,244,708)	(4,244,708)
Balance – December, 2023 ⁽ⁱ⁾	149,892	$150	272,874	$61,564	$47,598,254	$(55,656,836)	$(7,996,868)

(1)	Reflects retrospectively the 1-for-600 reverse stock split that became effective September 20, 2023. Refer to Note 1, “Summary of Business Operations and Significant Accounting Policies”

See the accompanying notes, which are an integral part of these consolidated financial statements.

DATA443 RISK MITIGATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2023		2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(4,244,708)	$(9,713,467)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability			57,883
(Gain) loss on settlement of debt		(4,904,081)	-
Stock-based compensation expense		974,602	1,044,680
Depreciation and amortization		631,544	987,991
Amortization of debt discount		1,858,655	2,321,011
Lease liability amortization		(128,274)	99,634
Changes in operating assets and liabilities
Accounts receivable		(277,790)	(10,409)
Prepaid expenses and other current assets		61,737	(20,402)
Accounts payable and accrued liabilities		2,328538	916,254
Deferred revenue		(669,582)	884,555
Interest payable		5,151,460	2,193,853
Deposit		-	(14,233)
Net Cash provided by (used in) Operating Activities		782,101	(1,252,650)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advance payment for acquisition		(1,500,000)	(250,000)
Purchase of property and equipment		(185,523)	(311,128)
Net Cash used in Investing Activities		(1,685,523)	(561,128)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable		1,067,631	2,027,570
Repayment of convertible notes payable		(438,059)	(771,718)
Proceeds from issuance of common stock		-	931,000
Proceeds from issuance of Series B Preferred Stock		-	75,000
Redemption of Series B Preferred Stock		-	(487,730)
Finance lease payments		-	(78,268)
Proceeds from issuance of notes payable		1,689,868	3,458,247
Repayment of notes payable		(1,562,535)	(4,408,240)
Proceeds from related parties		422,935	299,280
Repayment to related parties		(193,560)	(434,584)
Net Cash provided by Financing Activities		986,280	610,557

Net change in cash		82,858	(1,203,221)
Cash, beginning of period		1,712	1,204,933
Cash, end of period		$84,750	$1,712

Supplemental cash flow information
Cash paid for interest		$701,427	$5,979,456
Cash paid for taxes	$		$-

Non-cash transactions:
Common stock issued for acquisition of subsidiary		$2,000,000	$2,476,188
Common stock issued for exercised cashless warrant		$-	$7
Gain on settlement of debt		$4,904,081	-
Settlement of convertible notes payable through issuance of common stock		$357,592	$653,796
Common stock issued in conjunction with convertible note		$-	$140,937
Warrant issued in conjunction with debts		$1,682,499	$47,628
Dividend Series B preferred stock		-	104,631
Resolution of derivative liability upon exercise of warrant		$-	$57,883
Cumulative-effect adjustment from adoption of ASU 2020-06		$-	$77,643

See the accompanying notes, which are an integral part of these consolidated financial statements.

DATA443 RISK MITIGATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

Advance Payment for Acquisition

On January 19, 2022, we entered into an Asset Purchase Agreement with Centurion Holdings I, LLC (“Centurion”) to acquire the intellectual property rights and certain assets collectively known as Centurion SmartShield Home and SmartShield Enterprise, patented technology that protects and recovers devices in the event of ransomware attacks. The total purchase price of $3,400,000 consists of: (i) a $250,000 cash payment at closing; (ii) a $2,900,000 promissory note issued by Data443 in favor of Centurion (“Centurion Note”); and (iii) $250,000 in the form of a contingent payment. The Centurion Note matures January 19, 2027 but provides that Data443’s repayment obligation would accelerate on the occurrence of certain events. One of those events was a financing event that did not occur within the originally anticipated timeframe. If that event had occurred, then Data443’s repayment obligation would have been to repay the balance of the outstanding principal and interest as follows: (i) $500,000 of the then-outstanding amount due in cash; and (ii) the remaining balance, at Data443’s option, in Common stock or a combination of Common stock and cash, with the number of shares of Common stock to be determined according to a specified formula. In April 2022, Data443 and Centurion agreed that, even though the trigger for this acceleration event did not occur, Data443 would issue shares of Common stock to Centurion in an amount then-equivalent to $2,400,000, as partial repayment of the obligation due under the Centurion Note. The number of shares of Common stock Data443 issued to Centurion on April 20, 2022, was 380,952. Because Data443 still has some repayment obligations to fulfill under the Centurion Note, as of the filing date of these financial statements, the acquisition that is the subject of the Centurion Asset Purchase Agreement is still not completed, and is expected to be completed in 2024.

Reverse Stock Splits

Effective September 20, 2023 and March 7, 2022, we effected an 600 for 1 and 8 for 1 reverse stock split, respectively, of our issued and outstanding common stock (the “Reverse Stock Splits”). All references to shares of our common stock in this annual report refers to the number of shares of common stock after giving retrospective effect to these Reverse Stock Splits (unless otherwise indicated).

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements as of December 31, 2023 and 2022 include the accounts of the Company and its wholly-owned subsidiary, Data 443 Risk Mitigation, Inc., a North Carolina operating company. All intercompany accounts and activities have been eliminated upon consolidation. These consolidated financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company had no cash equivalents at December 31, 2023 and 2022.

Accounts Receivable

Accounts receivable are recorded in accordance with ASC 310, “Receivables.” Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable.

Deferred Revenue

Deferred revenue mostly consists of service subscriptions received from users in advance of revenue recognition. The increase in the deferred revenue balance for the year ended December 31, 2023 and 2022 was driven by cash payments from customers in advance of satisfying our performance obligations, offset by revenue recognized that was included in the deferred revenue balance at the beginning of the period.

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

The Company recorded approximately $974,602 in share-based compensation expense for the year ended December 31, 2023, compared to approximately $879,671 in share-based compensation expense for the year ended December 31, 2022.

Determining the appropriate fair value model and the related assumptions requires judgment. During the year ended December 31, 2023 and 2022, the fair value of each option grant was estimated using a Black-Scholes option-pricing model.

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

For the year ended December 31, 2023 and 2022, respectively, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	Years Ended December 31,
	2023	2022
	(Shares)	(Shares)
Series A Preferred Stock	149,892,000	149,892,000
Stock options	9,765	1,445
Warrants	616,933	267
Total	150,518,698	149,893,712

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

In March 2022, the FASB issued ASU 2022-02, ASC Subtopic 326 “Credit Losses”: Troubled Debt Restructurings and Vintage Disclosures. Since the issuance of Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the Board has provided resources to monitor and assist stakeholders with the implementation of Topic 326. Post-Implementation Review (PIR) activities have included forming a Credit Losses Transition Resource Group, conducting outreach with stakeholders of all types, developing educational materials and staff question-and-answer guidance, conducting educational workshops, and performing an archival review of financial reports. ASU No. 2022-02 is effective for annual and interim periods beginning after December 15, 2022. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

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

NOTE 4: PROPERTY AND EQUIPMENT

The following table summarizes the components of the Company’s property and equipment as of the dates presented:

	December 31, 2023	December 31, 2022
Furniture and Fixtures	$6,103	$6,103
Computer Equipment	1,053,193	867,670
	1,059,296	873,773
Accumulated depreciation	(649,771)	(446,742)
Property and equipment, net of accumulated depreciation	$409,525	$427,031

Depreciation expense for the years ended December 31, 2023 and 2022, was $203,029 and $172,503, respectively, and recorded in general and administrative expenses.

During the years ended December 31, 2023 and 2022, the Company acquired property and equipment of $185,523 and $311,128, respectively.

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

On May 15, 2023 we entered into an agreement to purchase certain assets (the “Cyren Assets”) of Cyren Ltd. (“Cyren”) a company that provided emerging and high-volume risk mitigation services for some of the world’s largest name brand organizations prior to its bankruptcy filing in February 2023. Pursuant to a purchase agreement, the appointed receiver for the Cyren Assets (the “Receiver”) agreed to sell, transfer, assign, convey and deliver to the Company, and the Company agreed to purchase from the Receiver, all right, title, and interest in and to the Cyren Assets, as further described in the purchase agreement, as amended on December 12, 2023 (as so amended, the “Purchase Agreement”). On December 15, 2023 we closed the transaction.

Based on the criteria listed in ASC 805-10-55-5A, we recorded the transaction between Data443 and Cyren Receiver Trustee as an asset acquisition and not a business acquisition pursuant to US GAAP|.

ASC 805-10-55-5A

If substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not considered a business. Gross assets acquired should exclude cash and cash equivalents, deferred tax assets, and goodwill resulting from the effects of deferred tax liabilities. However, the gross assets acquired should include any consideration transferred (plus the fair value of any noncontrolling interest and previously held interest, if any) in excess of the fair value of net identifiable assets acquired.

All Cyren assets acquired by Data443 were specifically the Threat Intelligence Services (TIS) assets which should be considered “a single identifiable asset or group of similar identifiable assets” as described above and accounted for substantially all of the fair value of the gross assets purchased. The TIS assets consist of a defined set of Cyren Intellectual Property specifically used to identify cyber threats from spam, viruses, phishing risks, and other cyber risks. Data443 did not acquire any facilities, employees, distribution processes, sales force/processes, customer contracts (all customer contracts voided by bankruptcy filing), operating rights (or processes), or production processes. All of the aforementioned business components went away as of the bankruptcy filing. Data443 did not acquire any cash or cash equivalents, deferred tax assets, or goodwill resulting from the effects of deferred tax liabilities as specified in ASC 805. Trademarks, websites, and logos were also acquired, however, due the manner in which Cyren ceased operations and the lack of notification to its customers, these “assets” have little to no value.

Based on the fact that the assets acquired were concentrated in a single identifiable asset or group of similar identifiable assets were substantially all of the fair value of the assets purchased according to ASC 805-10-55-5A, the transaction between Data443 and the Receiver Trustee of Cyren is an asset acquisition pursuant to US GAAP.

The following table summarizes the components of the Company’s intellectual property as of the dates presented:

	December 31, 2023	December 31, 2022
Intellectual property:
WordPress® GDPR rights	$46,800	$46,800
ARALOC™	1,850,000	1,850,000
ArcMail License	1,445,000	1,445,000
DataExpressTM	1,388,051	1,388,051
FileFacetsTM	135,000	135,000
IntellyWP™	60,000	60,000
Resilient Network Systems	305,000	305,000
Cyren Engines	3,500,000	-
	8,729,851	5,229,851
Accumulated amortization	(5,204,035)	(4,775,520)
Impairment	-	-
Intellectual property, net of accumulated amortization	$3,525,816	$454,331

The Company recognized amortization expense of approximately $428,515 and $815,488 for the years ended December 31, 2023 and 2022, respectively, recorded as general and administrative expense.

Based on the carrying value of definite-lived intangible assets as of December 31, 2023, we estimate our amortization expense for the next five years will be as follows:

Amortization
Year Ended December 31,	Expense
2024	727,000
2025	715,750
2026	700,000
2027	700,000
2028	683,066
3,525,816

NOTE 6: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following table summarizes the components of the Company’s accounts payable and accrued liabilities as of the dates presented:

	December 31, 2023	December 31, 2022

Accounts payable	$2,004,462	$427,553
Credit cards	81,055	50,302
Accrued liabilities	1,274,952	554,076
Balance, end of year	$3,360,469	$1,031,931

NOTE 7: DEFERRED REVENUE

For the years ended December 31, 2023 and 2022, changes in deferred revenue were as follows:

	December 31, 2023	December 31, 2022
Balance, beginning of year	$2,493,151	$1,608,596
Deferral of revenue	1,912,729	3,511,678
Recognition of deferred revenue	(2,582,311)	(2,627,123)
Balance, end of year	$1,823,569	$2,493,151

As of December 31, 2023 and 2022, is classified as follows:

	December 31, 2023	December 31, 2022
Current	$1,627,572	$1,704,249
Non-current	195,997	788,902
Balance, end of year	$1,823,569	$2,493,151

NOTE 8: LEASES

Operating lease

We have two noncancelable operating leases for office facilities, one that we entered into January 2019 and that expires January 10, 2024 and another that we entered into in April 2022 and that expires April 30, 2024. We have signed an extension for the lease at our current office through the end of 2024. with a one year renewal option and a rent escalation clause. In the summer of 2022, we relocated to the expanded square footage of the premises that are the subject of the April 2022 lease to support our growing operations, and entered into a commission agreement with the landlord of the building to sublet the premises that are the subject of the January 2019 lease.

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

Lease expense for operating leases generally consist of both fixed and variable components. Expense related to fixed lease payments are recognized on a straight-line basis over the lease term. Variable lease payments are generally expensed as incurred, where applicable, and include agreed-upon changes in rent, certain non-lease components, such as maintenance and other services provided by the lessor, and other charges included in the lease. Leases with an initial term of twelve months or less are not recorded on the balance sheet. We recognized total lease expense of approximately $349,209 and $240,492 for the years ended December 31, 2023 and 2022, respectively, primarily related to operating lease costs paid to lessors from operating cash flows. As of December 31, 2023 and 2022, the Company recorded security deposit of $29,467. We entered into our operating lease in January 2019.

Future minimum lease payments under operating leases that have initial noncancelable lease terms in excess of one year at December 31, 2023 were as follows:

Total
Year Ended December 31,
2024	371,012
Thereafter	-
371,012
Less: Imputed interest	(13,356)
Operating lease liabilities	357,656

Operating lease liability - current	357,656
Operating lease liability - non-current	$-

The following summarizes other supplemental information about the Company’s operating lease as of December 31, 2023:

Weighted average discount rate	12%
Weighted average remaining lease term (years)	1

Finance lease

The Company leases computer and hardware under non-cancellable capital lease arrangements. The term of those capital leases is 3 years and annual interest rate is 12%. At December 31, 2023 and 2022, capital lease obligations included in current liabilities were $10,341 and $10,341, respectively, and capital lease obligations included in long-term liabilities were $-0- and $-0-, respectively. During the years ended December 31, 2023 and 2022, the Company paid interest expense of $-0- and $7,047, respectively.

At December 31, 2023, there $10,341 future minimum lease payments under the finance lease obligations, are as follows:

Total

2024	10,341
Thereafter	-
10,341
Less: Imputed interest	-
Finance lease liabilities	10,341

Finance lease liability	10,341
Finance lease liability - non-current	$-

As of December 31, 2023 and 2022, finance lease assets are included in property and equipment as follows:

	December 31, 2023	December 31, 2022
Finance lease assets	$267,284	$267,284
Accumulated depreciation	(267,284)	(258,506)
Finance lease assets, net of accumulated depreciation	$-	$8,778

NOTE 9: CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

	December 31, 2023	December 31, 2022
Convertible Notes - Issued in fiscal year 2020	97,946	97,946
Convertible Notes - Issued in fiscal year 2021	508,440	600,400
Convertible Notes - Issued in fiscal year 2022	1,201,083	3,710,440
Convertible Notes - Issued in fiscal year 2023	2,067,893	-
	3,875,362	4,408,786
Less debt discount and debt issuance cost	(730,028)	(176,685)
	3,145,334	4,232,101
Less current portion of convertible notes payable	3,047,388	4,134,155
Long-term convertible notes payable	$97,946	$97,946

During the years ended December 31, 2023 and 2022, the Company recognized interest expense on convertible notes payable of $5,071,570 and $3,795,591, and amortization of debt discount, included in interest expense of $1,189,987 and $911,020, respectively.

Convertible note payable with outstanding balance of $508,440 matured on October 2023. The default annual interest rate of 16% becomes the effective interest rate on the past due principal. We are in communication with the lender.

Convertible note payable with outstanding balance of $90,458 matured on February 11, 2023. The default annual interest rate of 24% becomes the effective interest rate on the past due principal. We are in communication with the lender.

Convertible note payable with outstanding balance of $72,000 matured on February 11, 2023. The default annual interest rate of 24% becomes the effective interest rate on the past due principal. We are in communication with the lender.

Convertible note payable with outstanding balance of $52,500 matured on February 14, 2023. The default annual interest rate of 24% becomes the effective interest rate on the past due principal. We are in communication with the lender.

Convertible note payable with outstanding balance of $119,625 matured on March 1, 2023. The default annual interest rate of 24% becomes the effective interest rate on the past due principal. We are in communication with the lender.

Convertible note payable with outstanding balance of $66,500 matured on February 9, 2023. The default annual interest rate of 24% becomes the effective interest rate on the past due principal. We are in communication with the lender.

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

Conversion

During the year ended December 31, 2023, the Company converted notes with principal amounts and accrued interest of $357,592 into 21,428 shares of common stock.

During the year ended December 31, 2022, the Company converted notes with principal amounts and accrued interest of $653,796 into 1,665 shares of common stock.

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

Promissory Notes - Issued in fiscal year 2023

During the year ended December 31, 2023, we issued convertible promissory notes with principal amounts totaling $2,211,083, which resulted in cash proceeds of $2,015,000 after deducting a financing fee of $462,112. The 2023 Convertible Notes have the following key provisions:

●	Terms ranging from 9 to 12 months.

●	Annual interest rates of 9% to 20%.

●	Convertible at the option of the holders after varying dates.

●	Conversion price based on a formula corresponding to a discount (20% or 30% discount) off the lowest trading price of our Common Stock for the 20 prior trading days including the day on which a notice of conversion is received, although one of the 2023 Convertible Notes establishes a fixed conversion price of $.50 per share and two of the 2023 Convertible Notes have a fixed conversion price of $.005 per share.

●	As of the year ended December 31, 2023, there were no derivative liabilities.

In May 2023, we entered into a convertible promissory note payable with 1800 Diagonal Lending LLC in the amount of $86,250 with original issue discount of $11,250 with 8 monthly payments of $12,398.38. This note has been paid off in 2024.

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

We determined our derivative liabilities to be a Level 3 fair value measurement during the year based on management’s estimate of the expected future cash flows required to settle the liabilities, and used the Binomial pricing model to calculate the fair value as of December 31, 2023. As of the year ended December 31, 2023, there were no derivative liabilities. The Binomial model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note and warrant is estimated using the Binomial valuation model.

During the year ended December 31, 2023, there was no derivative outstanding, and no loss recorded During the year ended December 31, 2022, the change in fair value of the derivative liability was $57,883 and the loss on the derivative was $57,883.

The fair value of the derivative liability for all the notes that became convertible, including the notes issued in prior years, during the year ended December 31, 2022 amounted to $57,883 recognized as a derivative loss.

The inputs used to calculate the derivative values are as follows:

	Year ended	Year ended
	December 31, 2023	December 31, 2022
Expected term	-	- *
Expected average volatility	-%	280%
Expected dividend yield	-	-
Risk-free interest rate	-%	3.65%

*	There is no excepted term on the convertible notes.

The following table summarizes the changes in the derivative liabilities during the years ended December 31, 2023 and 2022:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Derivative liability as of December 31, 2021	$-

Addition of new derivatives recognized as debt discounts	-
Addition of new derivatives recognized as day-one loss	57,883
Derivative liabilities settled upon conversion of convertible note	(57,883)
Change in derivative liabilities recognized as loss on derivative	-
Derivative liability as of December 31, 2022	$-

Addition of new derivatives recognized as debt discounts	-
Addition of new derivatives recognized as day-one loss	-
Derivative liabilities settled upon conversion of convertible note	-
Change in derivative liabilities recognized as loss on derivative	-
Derivative liability as of December 31, 2023	$-

The aggregate loss on derivatives during the years ended December 31, 2023 and 2022 was $-0- and $57,883, respectively.

NOTE 11: NOTES PAYABLE

Notes payable consists of the following:

	December 31, 2023	December 31, 2022	Maturity	Interest Rate
Economic Injury Disaster Loan - originated in May 2020	$500,000	$500,000	30 years	3.75%
Promissory note - originated in September 2020	-	20,182	$2,873.89 monthly payment for 36 months	14.0%
Promissory note - originated in December 2020	-	16,047	$1,854.41 monthly payment for 36 months	8.0%
Promissory note - originated in January 2021	-	22,243	$2,675.89 monthly payment for 36 months	18.0%
Promissory note - originated in February 2021	1,305,373	1,305,373	5 years	4.0%
Promissory note - originated in April 2021 (1)	676,693	866,666	1 year	12%
Promissory note - originated in July 2021 (1)	282,000	352,500	1 year	12%
Promissory note - originated in September 2021	31,758	43,667	$1,383.56 monthly payment for 60 months	28%
Promissory note - originated in April 2022	57,577	73,204	$1,695.41 monthly payment for 36 months	16.0%
Promissory note - originated in April 2022	47,392	239,858	$7,250 daily payment for 168 days	25%
Promissory note – originated in June 2022	-	149,011	$20,995 weekly payment for 30 weeks	49%
Promissory note - originated in July 2022	43,579	54,557	$1,485.38 monthly payment for 60 months	18%
Promissory note - originated in July 2022	67,333	94,878	$3,546.87 monthly payment for 36 months	10%
Promissory note - originated in August 2022	20,797	26,538	$589.92 monthly payment for 60 months	8%
Promissory note - originated in October 2022	1,081,032	635,745	$1,749.00 daily payment for 30 days	66%
Promissory note - originated in January 2023	4,328	-	$237.03 monthly payment for 36 months	25%
Promissory note - originated in March 2023	47,570	-	$1,521.73 monthly payment for 60 months	18%
Promissory note - originated in March 2023	11,754	-	$559.25 monthly payment for 36 months	17%
Promissory note - originated in April 2023	24,634	-	$3,999.00 monthly payment for 12 months	12%
Promissory note - originated in April 2023	33,054	-	$3,918.03 monthly payment for 12 months	6%
Promissory note - originated in May 2023 (2)	322,000	-	3 months	29%
Promissory note - originated in June 2023	394,444	-	12 months	18%
Promissory note - originated in August 2023	15,895	-	36 months	14%
Promissory note - originated in December 2023	1,145,882	-	12 months	10%
	6,113,095	4,400,469
Less debt discount and debt issuance cost	(1,053,637)	(377,111)
	5,059,458	4,023,358
Less current portion of promissory notes payable	3,704,326	918,785
Long-term promissory notes payable	$1,355,132	$3,104,573

(1)	Note payable with outstanding balance of $676,693 matured on April 22, 2022. Note payable with outstanding balance of $282,000 matured on July 27, 2022. The default annual interest rate of 16% becomes the effective interest rate on the past due principal and interest. We are in communication with the lender.

(2)	Note payable with outstanding balance of $322,000 matured on August 18, 2023. The default annual interest rate of 29% becomes the effective interest rate on the past due principal and interest. We are in communication with the lender.

During the years ended December 31, 2023 and 2022, the Company recognized interest expense on notes payable of $1,345,837 and $505,198, and amortization of debt discount, included in interest expense of $1,053,637 and $2,537,167, respectively.

During the years ended December 31, 2023 and 2022, the Company issued a total of $1,617,868 and $4,840,215, less discount of $1,689,868 and $1,381,970 and repaid $1,562,565 and $4,408,240, respectively.

Slate Advance Agreement

In March 2023 we entered into an agreement (the “Slate Agreement”) with Slate  Advance (“Slate”) pursuant to which we sold $1,482,000 in future receivables (the “Slated Receivables Purchased Amount”) to Slate in exchange for payment to the Company of $975,000 in cash less fees of $40,325. The Company agreed to pay Slate at maximum of $14,999 each day until the Slate Receivables Purchased Amount is paid in full. The term of the Slate Agreement is indefinite.  There is no stated interest rate. We recorded the difference between the purchase price and the receivable purchase as a debt discount.  The debt discount balance is amortized as payments are made and recorded as interest expense.

In order to secure payment and performance of the Company’s obligations to Slate under the Slate Agreement, the Company granted to Slate a security interest in the following collateral: all accounts receivable and all proceeds as such term is defined by Article 9 of the UCC. We also agreed not to create, incur, assume, or permit to exist, directly or indirectly, any lien on or with respect to any of such collateral.

We analyzed the transaction under the guidance of ASC 470-60 Troubled Debt Restructuring to determine if the transaction qualified as a troubled debt restructuring. For a debt restructuring to be considered troubled, the debtor must be experiencing financial difficulty, and the creditor must have granted a concession. We analyzed the Slate Transaction under ASC 470-60 and determined that we met one of the definitions of a company experiencing financial difficulty, such as currently in default of any of our debts. As we are not in default, the fair value of the debt has not changed, we did not recognize gain or loss as the fair value has not changed, and the future undiscounted cash flows are not greater or smaller than the carrying value, the creditor has not granted any concessions. We believe that the debt does not fall into the troubled debt restructuring guidance since no concessions were granted by the creditor.

Effective June 1, 2023, the Company exchanged its convertible promissory note originally issued on December 21, 2021 in the amount of $555,555 in favor of Westland Properties, LLC for the issuance of a new promissory note issued in favor of Westland Properties, LLC in the amount of $665,000 (the “Exchange Note”). The original convertible Note was cancelled as a result of the exchange and the issuance of the Exchange Note. Terms of the Exchange Note include, without limitation, the following:

a.	Principal balance of $665,000, interest rate of 3%, default interest rate of 18%;

b.	$115,000 on or prior to July 25, 2023;

c.	A series of nine (9) monthly payments to the Holder in the amount of $38,889 with the first payment beginning September 1, 2023 with the final payment to be adjusted for any interest; and

d.	$200,000 on the earlier of (i) three (3) business days following the Company’s successful listing (“Uplisting”) on any of the NYSE American, the Nasdaq Capital Market, the Nasdaq Global Market, the Nasdaq Global Select Market or the New York Stock Exchange or (ii) the receipt of not less than $4,000,000 in funding from a single transaction (in either event an “Uplist Payment”)

e.	Maturity date of September 30, 2021. Notes were fully converted in February 2021

In addition to exchanging the original Note, Westland Properties, LLC forgave $4,724,299 in default accrued interest and interest of $179,782.

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

On May 25, 2023, the Company amended its Articles of Incorporation to increase the number of shares of authorized common stock to 500,000,000.

On September 20, 2023, we filed an amendment to its Articles of Incorporation to effect a 1-for-600 reverse stock split of its issued and outstanding shares of common stock, each with $0.001 par value (“Common Stock”). All per share amounts and number of shares, in the consolidated financial statements and related notes have been retroactively adjusted to reflect the reverse stock split.

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

As of December 31, 2023 and December 31, 2022, -0- and -0- shares of Series B were issued and outstanding, respectively.

Each share of Series A is the equivalent of 15,000 shares of Common Stock. Our Chief Executive Officer, Jason Remillard, holds 149,892 shares of our Series A Preferred Stock. Through his ownership of Series A Preferred Shares, Mr. Remillard has voting control over all matters to be submitted to a vote of our shareholders.

As of December 31, 2023 and December 31, 2022, 149,892 and 149,892 shares of Series A were issued and outstanding, respectively.

Common Stock

As of December 31, 2023, the Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.001. All shares have equal voting rights, are non-assessable, and have one vote per share. The total number of shares of Company common stock issued and outstanding as of December 31, 2023 and 2022, respectively, was 272,874 and 4,360 shares, respectively.

During the year ended December 31, 2023, we issued Common Stock as follows:

●	21,428 shares issued for conversion of debt;
●	77,010 shares issued for adjustment to PPM investors;
●	4,786 shares issued for stock-based compensation;
●	165,290 shares issued for partial payment on acquisition of select assets from Cyren Ltd bankruptcy trustee.

During the year ended December 31, 2022, the Company issued common stock as follows:

●	1,665 shares issued for conversion of debt;
●	11 shares issued upon the cash-less exercise of warrants;
●	635 shares issued for consideration under an asset purchase agreement;
●	180 shares issued for conversion of Series A preferred stock;
●	83 shares issued for services;
●	30 shares issued as a loan fee in connection with the issuance of promissory notes; and
●	1,552 shares were subscribed for cash pursuant to private placement offering.

Warrants

The Company identified conversion features embedded within warrants issued during the year ended December 31, 2020. The Company has determined that the conversion feature of the Warrants represents an embedded derivative since the conversion price includes a reset provision which could cause adjustments upon conversion. During the year ended December 31, 2020, 21 warrants were granted, for a period of five years from issuance, at price of $8,000 per share. However, as of September 30, 2020, 16 of these original warrants, as reset, were completely cancelled and are all null and void in all respects as part of the consideration for the issuance of the Exchange Note .

As a result of the reset features, the warrants increased by 38 for the year ended December 31, 2020, and the total warrants exercisable into 38 shares of common stock at a weighted average exercise price of $48,960 per share as of December 31, 2020. The reset feature of warrants was effective at the time that a separate convertible instrument with lower exercise price was issued. We accounted for the issuance of the Warrants as a derivative.

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

On December 11, 2020, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with Triton Funds LP, a Delaware limited partnership (“Triton”). Pursuant to the Purchase Agreement, subject to certain conditions set forth in the Purchase Agreement, Triton is obligated to purchase up to One Million Dollars ($1,000,000) of the Company’s common stock from time-to-time. The Company also granted to Triton warrants to purchase 10 shares of the Company’s Common Stock. The exercise price for the warrants is $96,000 per share, and may be exercised at any time, in whole or in part, prior to December 11, 2025. The Warrant Agreement provides for certain adjustments that may be made to the exercise price and the number of shares issuable upon exercise due to future corporate events. The Warrant Agreement also contains a limited cashless exercise feature, providing for the cashless exercise of 2 shares only upon the Company’s failure to secure the effectiveness of the Registration Statement, which is to include all shares under the Warrant Agreement.

During the year ended December 31, 2021, the Company issued the following warrants: (i) to acquire 12 shares of the Company’s common stock pursuant at an exercise price of $72,000, with a cashless exercise option; (ii) to acquire 12 shares of the Company’s common stock at an exercise price of $72,000, exercisable only in the event of a default under that certain Senior Secured Promissory Note issued on 23 April 2021 in the original principal amount of $832,000; (iii) to acquire 26 shares of the Company’s common stock at an exercise price of $21,600, exercisable only in the event of a default under that certain Senior Secured Promissory Note issued on July 27, 2021 in the original principal amount of $282,000; (iv) to acquire 5 shares of the Company’s common stock at an exercise price of $21,600, exercisable only in the event of a default under that certain Convertible Promissory Note issued on September 28, 2021 in the original principal amount of $282,000; (v) to acquire 67 shares of the Company’s common stock at an exercise price of $21,600, exercisable only in the event of a default under that certain Convertible Promissory Note issued on October 19, 2021 in the original principal amount of $444,444 and, (vi) to acquire 124 shares of the Company’s common stock at an exercise price of $4,464, exercisable only in the event of a default under that certain Convertible Promissory Note issued on December 21, 2021 in the original principal amount of $555,555.

During the year ended December 31, 2022, the Company issued the following warrants: (i) to acquire 32 shares of the Company’s common stock pursuant at an exercise price of $3,600, with a cashless exercise option; and (ii) to acquire 3 shares of the Company’s common stock pursuant at an exercise price of $3,600, with a cashless exercise option.

During the year ended December 31, 2023, the Company issued the following warrants: (i) to acquire 270,833 shares of the Company’s common stock pursuant at an exercise price of $.60, with a cashless exercise option; (ii) to acquire 250,000 shares of the Company’s common stock pursuant at an exercise price of $.60, with a cashless exercise option; (iii) to acquire 41,667 shares of the Company’s common stock pursuant at an exercise price of $.60, with a cashless exercise option; and (iv) to acquire 54,167 shares of the Company’s common stock pursuant at an exercise price of $.60, with a cashless exercise option.

A summary of activity during the period ended December 31, 2023 follows:

		Weighted Average
	Shares	Exercise Price
Outstanding, December 31, 2021	245	$16,716
Granted	35	3,600
Reset feature	-	-
Exercised	(13)	-
Forfeited/canceled	-	-
Outstanding, December 31, 2022	267	$13,242
Granted	616,667	.60
Reset feature
Exercised
Forfeited/canceled
Outstanding, December 31, 2023	616,934	$8.03

The following table summarizes information relating to outstanding and exercisable warrants as of December 31, 2023:

Exercisable Warrants Outstanding
	Weighted Average Remaining
Number of Warrants	Contractual life (in years)	Weighted Average Exercise Price
10	1.95	$96,000.00
12	2.31	$72,000.00
26	2.57	$21,600.00
5	2.75	$21,600.00
55	2.80	$5,929.10
124	2.98	$4,464.00
32	3.36	$3,600.00
3	3.36	$3,600.00
270,833	.50	$0.60
250,000	.50	$0.60
54,167	-	$0.60
41,667	.51	$0.60
616,934	.37	$5.09

NOTE 13: INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and deferred tax liabilities are as follows as of December 31:

	December 31, 2023	December 31, 2022

Non-operating loss carryforward	$6,677,000	$6,326,000
Valuation allowance	(6,677,000)	(6,326,000)
Net deferred tax asset	$-	$-

The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. During 2023 the valuation allowance increased by $689,000. The Company has net operating and economic loss carry-forwards of approximately $29,029,268 available to offset future federal and state taxable income.

A reconciliation between expected income taxes, computed at the federal income tax rate of 21% applied to the pretax accounting loss, and our blended state income tax rate of 2.0%, and the income tax net expense included in the consolidated statements of operations for the years ended December 31, 2023 and 2022 is as follows:

	Years Ended December 31,
	2023	2022

Loss for the year	$(4,244,708)	$(9,713,467)

Income tax (recovery) at statutory rate	$(891,000)	$(2,040,000)
State income tax expense, net of federal tax effect	(85,000)	(194,000)
Permanent difference and other	287,000	593,000
Change in valuation allowance	689,000	1,641,000
Income tax expense per books	$-	$-

The effective tax rate of 0% differs from our statutory rate of 21% primarily due to the effect of non-deductible income and expenses. Tax returns for the years ended 2013 – 2023, are subject to review by the tax authorities.

NOTE 14: SHARE-BASED COMPENSATION

Stock Options

During the years ended December 31, 2023 and 2022, the Company granted options for the purchase of the Company’s common stock to certain employees, consultants and advisors as consideration for services rendered. The terms of the stock option grants are determined by the Company’s Board of Directors. The Company’s stock options generally vest upon the one-year or two-year anniversary date of the grant and have a maximum term of ten years.

The following summarizes the stock option activity for the years ended December 31, 2023 and 2022:

	Options	Weighted-Average
	Outstanding	Exercise Price
Balance as of December 31, 2021	245	$16,716
Grants	34	804
Exercised	-	-
Cancelled	-	-
Balance as of December 31, 2022	279	$775.93
Grants	13,833	1,002
Exercised	-	-
Cancelled	-	-
Balance as of December 31, 2023	14,112	$1.67

The weighted average grant date fair value of stock options granted during the years ended December 31, 2023 and 2022 was $15.12 and $804, respectively. The total fair value of stock options that granted during the year ended December 31, 2023 and 2022 was approximately $300,129 and $1,341,002, respectively. The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions for stock options granted during the year ended December 31, 2023 and 2022:

	2023	2022
Expected term (years)	5	5
Expected stock price volatility	220.36%	280.82%
Weighted-average risk-free interest rate	4.169%	3.65%
Expected dividend	$0.00	$0.00

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

The following summarizes certain information about stock options vested and expected to vest as of December 31, 2023:

		Weighted-Average
	Number of	Remaining Contractual Life	Weighted-Average
	Options	(In Years)	Exercise Price
Outstanding	15,247	9.72	$3,421.52
Exercisable	1,174	8.93	$23,955.81
Expected to vest	15,247	9.72	$3,421.52

As of December 31, 2023 and 2022, there was $35,227 and $381,547, respectively, of total unrecognized compensation cost related to non-vested stock-based compensation arrangements which is expected to be recognized within the next year.

Restricted Stock Awards

During the years ended December 31, 2023 and 2022, the Company issued restricted stock awards for shares of common stock which have been reserved for the holders of the awards. Restricted stock awards were issued to certain consultants and advisors as consideration for services rendered. The terms of the restricted stock units are determined by the Company’s Board of Directors. The Company’s restricted stock shares generally vest over a period of one year and have a maximum term of ten years.

The following summarizes the restricted stock activity for the years ended December 31, 2023 and 2022:

		Weighted-Average
	Shares	Fair Value
Balance as of December 31, 2021	2	1.07
Shares of restricted stock granted	536
Exercised	-	-
Cancelled	-	-
Balance as of December 31, 2022	538	639.22
Shares of restricted stock granted	19,676	225,000
Exercised	-	-
Cancelled	-	-
Balance as of December 31, 2023	20,214	225,639

Number of Restricted Stock Awards	December 31, 2023	December 31, 2022
Vested	5,288	2
Non-vested	14,926	536

As of December 31, 2023 and 2022, there was $-0- of total unrecognized compensation cost related to non-vested stock-based compensation, which is expected to be recognized over the next year.

NOTE 15: INTEREST EXPENSE

For the years ended December 31, 2023 and 2022, the Company recorded interest expense as follows:

	Year ended	Year ended
	December 31, 2023	December 31, 2022
Interest expense - convertible notes	$3,423,703	$2,884,571
Interest expense - notes payable	978,295	505,198
Interest expense - notes payable - related party	-	-
Finance lease	-	7,047
Other	281,698	45,473
Amortization of debt discount	1,733,711	2,537,167
	$6,417,407	$5,979,456

NOTE 16: RELATED PARTY TRANSACTIONS

Jason Remillard is our president and Chief Executive Officer and the sole director. Through his ownership of 149,892 shares of our Series A Preferred Stock and 29,627 shares of our Common Stock, Mr. Remillard has voting control over all matters to be submitted to a vote of our shareholders. Greg McCraw is our Chief Financial Officer and owns 2,339 shares of our Common Stock.

During the year ended December 31, 2023, we borrowed $19,700 from our CEO and $150,000 from our CFO. Our CEO paid operating expenses of $194,735 on our behalf and we repaid $193,560 to our CEO.

As of December 31, 2023 and December 31, 2022, we owed $341,437 and $112,062, respectively, to related parties.

NOTE 17: SUBSEQUENT EVENTS

In accordance with ASC 855-10, “Subsequent Events”, we analyzed our operations subsequent to December 31, 2023 to April 16, 2024, the date when these consolidated financial statements were issued.

●	On January 10, 2024, GS Capital Partners LLC converted $17,458 of principal and $5,732 of accrued interest of the convertible note into 13,469 shares of our common stock.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: April 16, 2024	DATA443 RISK MITIGATION, INC.

	BY:	/s/ Jason Remillard
Jason Remillard,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATED

/s/ Jason Remillard	Chairman of the Board;	April 16, 2024
Jason Remillard	Chief Executive Officer

/s/ Greg McCraw	Chief Financial Officer	April 16, 2024
Greg McCraw

65