Form 10-Q
period 2024-03-31
Data443 Risk Mitigation, Inc.
filed 2024-05-15
CIK 1068689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2024

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

Yes ☐ No ☒

The outstanding number of shares of common stock as of May 15, 2024 was 306,834.

DATA443 RISK MITIGATION, INC.

FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DATA443 RISK MITIGATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$5,063	$84,570
Accounts receivable, net	164,201	309,768
Prepaid expense and other current assets	48,335	29,467
Total current assets	217,599	423,805

Property and equipment, net	359,888	409,525
Operating lease right-of-use assets, net	261,841	322,616
Advance payment for acquisition	2,726,188	2,726,188
Intellectual property, net of accumulated amortization	3,344,066	3,525,816
Deposits	46,476	45,673
Total Assets	$6,956,058	$7,453,623

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	4,024,902	3,360,469
Deferred revenue	1,430,681	1,627,572
Interest payable	1,778,554	1,352,227
Notes payable, net of unamortized discount	3,374,943	3,704,326
Convertible notes payable, net of unamortized discount	3,330,213	3,047,388
Due to a related party	316,118	341,437
Operating lease liability	270,601	357,656
Finance lease liability	10,341	10,341
Total Current Liabilities	14,536,353	13,801,416

Series B Preferred Stock, 80,000 shares designated; $0.001 par value; Stated value $10.00, 0 and 0 shares issued and outstanding, net of discount, respectively	-	-
Notes payable, net of unamortized discount - non-current	1,620,085	1,355,132
Convertible notes payable, net of unamortized discount - non-current	97,946	97,946
Deferred revenues - non-current	115,555	195,997

Total Liabilities	16,129,439	15,450,491

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock: 337,500 authorized; $0.001 par value Series A Preferred Stock, 150,000 shares designated; $0.001 par value; 149,892 and 149,892 shares issued and outstanding, respectively	150	150
Common stock: 500,000,000 authorized; $0.001 par value 286,343 and 272,874 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively (1)	61,584	61,564
Additional paid in capital	47,810,380	47,598,254
Accumulated deficit	(57,285,995)	(55,656,836)
Total Stockholders’ Deficit	(9,413,881)	(7,996,868)
Total Liabilities and Stockholders’ Deficit	$6,956,058	$7,453,623

(1)	Reflects retrospectively the 1-for-600 reverse stock split that became effective September 30, 2023. Refer to Note 1 “Summary of Business Operations and Significant Accounting Policies.

See the accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

DATA443 RISK MITIGATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023

Revenue	$1,511,058	$1,379,806
Cost of revenue	612,958	208,982
Gross profit	898,100	1,170,824

Operating expenses
General and administrative	1,173,304	1,400,809
Sales and marketing	285,109	32,174
Total operating expenses	1,458,413	1,432,983

Net loss from operations	(560,313)	(262,159)

Other income (expense)
Interest expense	(1,065,892)	(475,734)
Gain (loss) on foreign currency exchange	(2,954)	-
Total other expense	(1,068,846)	(475,734)

Loss before income taxes	(1,629,159)	(737,893)
Provision for income taxes	-	-
Net loss attributable to common stockholders	$(1,629,159)	$(737,893)

Basic and diluted loss per Common Share	$(5.34)	$(100.97)
Basic and diluted weighted average number of common shares outstanding (1)	286,343	7,308

(1)	Reflects retrospectively the 1-for-600 reverse stock split that became effective September 30, 2023. Refer to Note 1 “Summary of Business Operations and Significant Accounting Policies

See the accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

DATA443 RISK MITIGATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

Three Months Ended March 31, 2024

	Series A				Additional		Total
	Preferred Stock		Common stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2023	149,892	$150	272,874	$61,564	$47,598,254	$(55,656,836)	$(7,996,868)

Common stock issued for conversion of debt	-	-	13,469	13	22,992		23,005
Stock-based compensation	-	-		7	189,134		189,141
Net loss	-	-				(1,629,159)	(1,629,159)
Balance – March 31, 2024	149,892	$150	286,343	61,584	47,810,380	(57,285,995)	(9,413,881)

Three Months Ended March 31, 2023

	Series A				Additional		Total
	Preferred Stock		Common stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2022	149,892	$150	4,360	$2,611	$42,642,514	$(51,412,128)	$(8,766,853)

Common stock issued for conversion of debt (1)	-	-	6,885	4,131	225,858	-	229,989
Stock-based compensation	-	-	-	-	113,854	-	113,854
Net loss	-	-	-	-	-	(737,893)	(737,893)
Balance – March 31, 2023	149,892	$150	11,245	$6,742	$42,982,226	$(52,150,021)	$(9,160,903)

(1)	Reflects retrospectively the 1-for-600 reverse stock split that became effective September 30, 2023. Refer to Note 1 “Summary of Business Operations and Significant Accounting Policies

See the accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

DATA443 RISK MITIGATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,629,159)	$(737,893)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	189,141	113,854
Depreciation and amortization	231,387	175,005
Amortization of debt discount	503,344	337,143
Right of use asset amortization	240,500	76,386
Changes in operating assets and liabilities:
Accounts receivable	145,567	20,898
Prepaid expenses and other assets	(18,868)	(62,988)
Accounts payable and accrued liabilities	664,433	479,035
Lease liability	(266,780)	(108,455)
Deferred revenue	(277,333)	(190,197)
Interest payable	431,874	257,009
Deposits	(803)	-
Net Cash provided by Operating Activities	213,303	359,797

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(81,126)
Net Cash used in Investing Activities	-	(81,126)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable	70,000	489,070
Repayment of convertible notes payable	(132,589)	(70,286)
Proceeds from issuance of notes payable	-	80,960
Repayment of notes payable	(204,902)	(710,381)
Proceeds from related parties	52,781	44,210
Repayment to related parties	(78,100)	(5,000)
Net Cash used in Financing Activities	(292,810)	(171,427)

Net change in cash	(79,507)	107,244
Cash, beginning of period	84,570	1,712
Cash, end of period	$5,063	$108,956

Supplemental cash flow information
Cash paid for interest	$1,065,892	$5,979,456

Non-cash Investing and Financing transactions:
Settlement of convertible notes payable through issuance of common stock	$23,005	$229,989

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

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, we have included all adjustments considered necessary for a fair presentation and such adjustments are of a normal recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2023 and notes thereto and other pertinent information contained in our Form 10-K as filed with the SEC on April 16, 2024. The results of operations for the three months ended March 31, 2024, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2024.

Basis of Consolidation

The accompanying unaudited consolidated financial statements as of March 31, 2024 include our accounts and those of our wholly-owned subsidiary, Data 443 Risk Mitigation, Inc., a North Carolina operating company. These unaudited consolidated financial statements have been prepared on the accrual basis of accounting in accordance with US GAAP. All inter company balances and transactions have been eliminated in consolidation.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current presentation. These reclassifications had no impact on net earnings (loss) or and financial position.

Accounts Receivable

Trade receivables are generally recorded at the invoice amount mostly for a one-year period, net of an allowance for credit loss. For the three months ended March 31, 2024, and March 31, 2023, we recorded bad debt expense of $0 and $0, respectively

Stock-Based Compensation

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

We recorded approximately $189,141 in stock-based compensation expense for the three months ended March 31, 2024, compared to 113,854 in stock-based compensation expense for the three months ended March 31, 2023. Determining the appropriate fair value model and the related assumptions requires judgment. During the three months ended March 31, 2024, the fair value of each option grant was estimated using a Black-Scholes option-pricing model. The expected volatility represents the historical volatility of our publicly traded common stock. Due to limited historical data, we calculate the expected life based on the mid-point between the vesting date and the contractual term which is in accordance with the simplified method. The expected term for options granted to nonemployees is the contractual life. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of stock options. We have not paid and do not anticipate paying cash dividends on our shares of Common stock; therefore, the expected dividend yield is assumed to be zero.

Contingencies

We account for contingent liabilities in accordance with Accounting Standards Codification (“ASC”) Topic 450, Contingencies. This standard requires management to assess potential contingent liabilities that may exist as of the date of the financial statements to determine the probability and amount of loss that may have occurred, which inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in our financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed in our financial statements. For loss contingencies considered remote, we generally would neither accrue any estimated liability nor disclose the nature of the contingent liability in our financial statements. Management has assessed potential contingent liabilities as of March 31, 2024, and based on that assessment, there are no probable or possible loss contingencies requiring accrual or establishment of a reserve.

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

For the three months ended March 31, 2024 and 2023, respectively, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive:

	Three Months Ended
	March 31,
	2024	2023
	(Shares)	(Shares)
Series A Preferred Stock	149,892,000	149,892,000
Stock options (1)	36,380	1,813
Warrants (1)	754,200	264
Total	150,682,580	149,894,077

(1)	Reflects retrospectively the 1-for-600 reverse stock split that became effective September 30, 2023. Refer to Note 1 “Summary of Business Operations and Significant Accounting Policies

Recently Adopted Accounting Guidance

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

NOTE 3: PROPERTY AND EQUIPMENT

The following table summarizes the components of our property and equipment as of the dates presented:

	March 31,	December 31,
	2024	2023
Furniture and Fixtures	$6,103	$6,103
Computer Equipment	1,053,193	1,053,193
	1,059,296	1,059,296
Accumulated depreciation	(699,408)	(649,771)
Property and equipment, net of accumulated depreciation	$359,888	$409,525

Depreciation expense for the three months ended March 31, 2024 and 2023, was $42,300 and $50,338, respectively.

During the three months ended March 31, 2024 and 2023, we purchased property and equipment of $-0- and $81,126, respectively.

NOTE 4: INTELLECTUAL PROPERTY

The following table summarizes the components of our intellectual property as of the dates presented:

	March 31, 2024	December 31, 2023
Intellectual property:
WordPress® GDPR rights	$46,800	$46,800
ARALOC™	1,850,000	1,850,000
ArcMail License	1,445,000	1,445,000
DataExpressTM	1,388,051	1,388,051
FileFacetsTM	135,000	135,000
IntellyWP™	60,000	60,000
Resilient Network Systems	305,000	305,000
Cyren Engines	3,500,000	3,500,000
	8,729,851	8,729,851
Accumulated amortization	(5,385,785)	(5,204,035)
Impairment	-	-
Intellectual property, net of accumulated amortization	$3,344,066	$3,525,816

We recognized amortization expense of $181,750 and $124,667 for the three months ended March 31, 2024, and 2023, respectively.

Based on the carrying value of definite-lived intangible assets as of March 31, 2024, we estimate our amortization expense for the next five years will be as follows:

Amortization
Year Ended December 31,	Expense
2024 (excluding the three months ended March 31, 2024)	545,250
2025	715,750
2026	700,000
2027	700,000
2028	683,066
3,344,066

NOTE 5: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following table summarizes the components of our accounts payable and accrued liabilities as of the dates presented:

	March 31,	December 31,
	2024	2023
Accounts payable	$2,572,030	$2,004,462
Credit cards	78,017	81,055
Accrued liabilities	1,374,855	1,274,952
	$4,024,902	$3,360,469

NOTE 6: DEFERRED REVENUE

For the three months ended March 31, 2024 and as of December 31, 2023, changes in deferred revenue were as follows:

	March 31,	December 31,
	2024	2023
Balance, beginning of period	$1,823,569	$2,493,151
Deferral of revenue	411,419	1,912,729
Recognition of deferred revenue	(688,752)	(2,582,311)
Balance, end of period	$1,546,236	$1,823,569

As of March 31, 2024 and December 31, 2023, deferred revenue is classified as follows:

	March 31,	December 31,
	2024	2023
Current	$1,430,681	$1,627,572
Non-current	115,555	195,997
	$1,546,236	$1,823,569

NOTE 7: LEASES

Operating lease

We have two noncancelable operating leases for office facilities, one that we entered into January 2019 and that expires January 10, 2024 and another that we entered into in April 2022 and that expires April 30, 2024. We have signed an amendment for the lease at our current office through the end of 2024. with a one year renewal option and a rent escalation clause. In the summer of 2022, we relocated to the expanded square footage of the premises that are the subject of the April 2022 lease to support our growing operations, and entered into a commission agreement with the landlord of the building to sublet the premises that are the subject of the January 2019 lease.

We recognized total lease expense of approximately $81,656 and $76,386 for the three months ended March 31, 2024 and 2023, respectively, primarily related to operating lease costs paid to lessors from operating cash flows. As of March 31, 2024 and December 31, 2023, we recorded a security deposit of $29,467.

At March 31, 2024, future minimum lease payments under operating leases that have initial noncancelable lease terms in excess of one year were as follows:

Total
Year Ended December 31,
2024 (excluding the three months ended March 31, 2024)	279,958
Thereafter	-
279,958
Less: Imputed interest	(9,357)
Operating lease liabilities	270,601

Operating lease liability - current	270,601
Operating lease liability - non-current	$-

The following summarizes other supplemental information about our operating leases as of March 31, 2024:

Weighted average discount rate	12%
Weighted average remaining lease term (years)	.75

Financing leases

We lease computer and hardware under non-cancellable finance leases. The term of those finance leases is 3 years and annual interest rate is 12%. At March 31, 2024 and December 31, 2023, the finance lease obligations included in current liabilities were $10,341 and $10,341, respectively, and finance lease obligations included in long-term liabilities were $0 and $0, respectively. The lease is not in default and there are no penalties and the company does not have to return the equipment in use. As of March 31, 2024 and December 31, 2023, we recorded a security deposit of $0.

At March 31, 2024, future minimum lease payments under the finance lease obligations, are as follows:

Total

2024	10,341
Thereafter	-
10,341
Less: Imputed interest	-
Finance lease liabilities	10,341

Finance lease liability	10,341
Finance lease liability - non-current	$-

As of March 31, 2024 and December 31 2023, finance lease assets are included in property and equipment as follows:

	March 31,	December 31,
	2024	2023
Finance lease assets	$267,284	$267,284
Accumulated depreciation	(267,284)	(267,284)
Finance lease assets, net of accumulated depreciation	$-	$-

NOTE 8: CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

	March 31,	December 31,
	2024	2023
Convertible Notes - Issued in fiscal year 2020	97,946	97,946
Convertible Notes - Issued in fiscal year 2021	508,440	508,440
Convertible Notes - Issued in fiscal year 2022	1,183,625	1,201,083
Convertible Notes - Issued in fiscal year 2023	1,966,906	2,067,893
Convertible Notes - Issued in fiscal year 2024	55,245	-
	3,812,162	3,875,362
Less debt discount and debt issuance cost	(384,003)	(730,028)
	3,428,159	3,145,334
Less current portion of convertible notes payable	3,330,213	3,047,388
Long-term convertible notes payable	$97,946	$97,946

During the three months ended March 31, 2024 and 2023, we recognized interest expense of $153,482 and $228,583, respectively, and amortization of debt discount expense of $362,872 and $83,549, respectively.

Conversion

During the three months ended March 31, 2024, we converted notes with principal amounts and accrued interest of $23,005 into 13,469 shares of common stock.

During the three months ended March 31, 2023, we converted notes with principal amounts and accrued interest of $229,989 into 4,131,027 shares of common stock.

Convertible Debt Status.

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

Promissory Notes - Issued in fiscal year 2021

In 2021, we issued convertible promissory notes with principal amounts totaling $1,696,999, which resulted in cash proceeds of $1,482,000 after financing fees of $214,999 were deducted. The 2021 Convertible Notes have the following key provisions:

●	Terms ranging from 90 days to 12 months.

●	Annual interest rates of 5% to 12%.

●	Convertible at the option of the holders after varying dates.

●	Conversion price based on a formula corresponding to a discount (39% discount) off the average closing price or lowest trading price of our Common stock for the 20 prior trading days including the day on which a notice of conversion is received.

●	The Mast Hill Fund, LLC convertible promissory note matured on October 19, 2023. The default annual interest rate of 16% becomes the effective interest rate on the past due principal and interest. As of March 31, 2024 the note had a principle balance of $508,440 and accrued interest of $122,160. The note is currently in default.

The 2021 Convertible Notes also were associated with the following:

●	The issuance of 2 shares of Common stock valued at $133,663.

●	The issuance of 197 warrants to purchase shares of Common stock with an exercise price a range from $4,464 to 21,600. The term in which the warrants can be exercised is 5 years from issue date.

During the three months ended March 31, 2024, in connection with the 2021 Convertible Notes, we repaid principal in the amount of $-0- and interest expense of $-0-.

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

Promissory Notes - Issued in fiscal year 2023

During the year ended December 31, 2023, we issued convertible promissory notes with principal amounts totaling $2,211,083, which resulted in cash proceeds of $2,015,000 after deducting a financing fee of $462,112. The 2023 Convertible Notes have the following key provisions:

●	Terms ranging from 9 to 12 months.

●	Annual interest rates of 9% to 20%.

●	Convertible at the option of the holders after varying dates.

●	Conversion price based on a formula corresponding to a discount (20% or 30% discount) off the lowest trading price of our Common Stock for the 20 prior trading days including the day on which a notice of conversion is received, although one of the 2023 Convertible Notes establishes a fixed conversion price of $.50 per share and two of the 2023 Convertible Notes have a fixed conversion price of $.005 per share.

●	As of the year ended March 31, 2024, there were no derivative liabilities.

Promissory Notes - Issued in fiscal year 2024

For the three months ended March 31, 2024, we issued convertible promissory notes with principal amounts totaling $86,250, which resulted in cash proceeds of $70,000 after deducting a financing fee of $16,250. The 2024 Convertible Notes have the following key provisions:

●	Terms of 9 months.

●	Annual interest rates of 15%.

●	Convertible at the option of the holders after varying dates.

●	Conversion price based on a formula corresponding to a discount (20% or 30% discount) off the lowest trading price of our Common Stock for the 20 prior trading days including the day on which a notice of conversion is received.

●	As of the three months ended March 31, 2024, there were no derivative liabilities.

NOTE 9: NOTES PAYABLE

Notes payable consists of the following:

	March 31, 2024	December 31, 2023	Maturity	Interest Rate
Economic Injury Disaster Loan - originated in May 2020	$500,000	$500,000	30 years	3.75%
Promissory note - originated in February 2021	1,305,373	1,305,373	5 years	4.0%
Promissory note - originated in April 2021 (1)	676,693	676,693	1 year	12%
Promissory note - originated in July 2021 (1)	282,000	282,000	1 year	12%
Promissory note - originated in September 2021	28,781	31,758	$1,383.56 monthly payment for 60 months	28%
Promissory note - originated in April 2022	51,895	57,577	$1,695.41 monthly payment for 36 months	16.0%
Promissory note - originated in April 2022	-	47,392	$7,250 daily payment for 168 days	25%
Promissory note - originated in July 2022	39,587	43,579	$1,485.38 monthly payment for 60 months	18%
Promissory note - originated in July 2022	52,030	67,333	$3,546.87 monthly payment for 36 months	10%
Promissory note - originated in August 2022	19,362	20,797	$589.92 monthly payment for 60 months	8%
Promissory note - originated in October 2022	1,056,532	1,081,032	$1,749.00 daily payment for 30 days	66%
Promissory note - originated in January 2023	3,662	4,328	$237.03 monthly payment for 36 months	25%
Promissory note - originated in March 2023	44,597	47,570	$1,521.73 monthly payment for 60 months	18%
Promissory note - originated in March 2023	9,577	11,754	$559.25 monthly payment for 36 months	17%
Promissory note - originated in April 2023	21,115	24,634	$3,999.00 monthly payment for 12 months	12%
Promissory note - originated in April 2023	33,054	33,054	$3,918.03 monthly payment for 12 months	6%
Promissory note - originated in May 2023 (2)	322,000	322,000	3 months	29%
Promissory note - originated in June 2023	301,666	394,444	12 months	18%
Promissory note - originated in August 2023	14,387	15,895	36 months	14%
Promissory note - originated in December 2023	1,141,881	1,145,882	12 months	10%
	5,904,192	6,113,095
Less debt discount and debt issuance cost	(909,164)	(1,053,637)
	4,995,028	5,059,458
Less current portion of promissory notes payable	3,374,943	3,704,326
Long-term promissory notes payable	$1,620,085	$1,355,132

During the three months ended March 31, 2024 and 2023, we recognized interest expense of $257,785 and $327,736, and amortization of debt discount, included in interest expense of $144,473 and $253,430, respectively.

During the three months ended March 31, 2024 and 2023, we issued promissory notes for a total of $-0- and $1,263,471, less discount of $-0- and $1,182,344, and repaid $204,902 and $710,381, respectively.

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

NOTE 10: COMMITMENTS AND CONTINGENCIES

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

NOTE 11: CAPITAL STOCK AND REVERSE STOCK SPLIT

Changes in Authorized Shares

On September 20, 2023, we filed an amendment to its Articles of Incorporation to effect a 1-for-600 reverse stock split of its issued and outstanding shares of common stock, each with $0.001 par value (‘Common Stock’). All per share amounts and number of shares, in the consolidated financial statements and related notes have been retroactively adjusted to reflect the reverse stock split.

Preferred Stock

As of March 31, 2024, we are authorized to issue 80,000 of Series B Preferred Stock with par value of $0.001. Each share of Series B Preferred Stock (i) is convertible into Common Stock at a price per share equal to sixty one percent (61%) of the lowest price for our Common Stock during the twenty (20) days of trading preceding the date of the conversion; (ii) earns dividends at the rate of nine percent (9%) per annum; and, (iii) has no voting rights.

As of March 31, 2024 and December 31, 2023, -0- and -0- shares of Series B were issued and outstanding, respectively.

As of March 31, 2024 we are authorized it issue 150,000 of Series A Preferred Stock with a par value of $0.001. Each share of Series A is the equivalent of 15,000 shares of Common Stock. Our Chief Executive Officer, Jason Remillard, holds 149,892 shares of our Series A Preferred Stock. Through his ownership of Series A Preferred Shares, Mr. Remillard has voting control over all matters to be submitted to a vote of our shareholders.

As of March 31, 2024 and December 31, 2023, 149,892 and 149,892 shares of Series A were issued and outstanding, respectively.

The remaining 107,500 preferred shares have not been designated.

Common stock

As of March 31, 2024, we are authorized to issue 500,000,000 shares of Common stock with a par value of $0.001. All shares have equal voting rights, are non-assessable, and have one vote per share.

During the three months ended March 31, 2024, we issued Common stock as follows:

●	13,469 shares issued for conversion of debt;

As of March 31, 2024 and December 31, 2023, 286,343 and 272,874 shares of Common stock were issued and outstanding, respectively.

Warrants

A summary of activity during the three months ended March 31, 2024 follows:

	Warrants Outstanding
		Weighted Average
	Shares	Exercise Price
Outstanding, December 31, 2023	616,934	$8.03
Granted	-	-
Exercised	-	-
Forfeited/canceled	-	-
Outstanding, March 31, 2024	616,934	$8.03

During the three months ended March 31, 2024, 0 warrants were exercised cashless and we issued 0 shares of Common stock as a result.

The following table summarizes information relating to outstanding and exercisable warrants as of March 31, 2024:

Exercisable Warrants Outstanding
	Weighted Average Remaining
Number of Warrants	Contractual life (in years)	Weighted Average Exercise Price
10	1.70	$96,000.00
12	2.06	$72,000.00
26	2.32	$21,600.00
5	2.50	$21,600.00
55	2.60	$5,929.10
124	2.73	$4,464.00
32	3.11	$3,600.00
3	3.11	$3,600.00
270,833	.25	$0.60
250,000	.25	$0.60
54,167	-	$0.60
41,667	.26	$0.60
616,934	.23	$8.03

NOTE 12: STOCK-BASED COMPENSATION

Stock Options

During the three months ended March 31, 2024, we granted options for the purchase of our Common stock to certain employees as consideration for services rendered. The terms of the stock option grants are determined by our Board of Directors. Our stock options generally vest upon the one-year anniversary date of the grant and have a maximum term of ten years.

The following summarizes the stock option activity for the three months ended March 31, 2024:

	Options Outstanding	Weighted- Average Exercise Price
Balance as of December 31, 2023	14,112	$1.67
Grants	21,133	3.31
Exercised	-	-
Cancelled	-	-
Balance as of March 31, 2024	35,245	$2.65

The following summarizes certain information about stock options vested and expected to vest as of March 31, 2024:

	Number of Options	Weighted- Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price
Outstanding	35,245	9.48	$1,060.84
Exercisable	1,002	8.96	$4,133.31
Expected to vest	34,243	9.48	$1,060.84

As of March 31, 2024 and December 31, 2023, there was $189,141 and $35,227, respectively, of total compensation costs related to non-vested stock-based compensation arrangements which we expect to recognized within the next 12 months.

Restricted Stock Awards

The following summarizes the restricted stock activity for the three months ended March 31, 2024:

		Weighted- Average
	Shares	Fair Value
Balance as of December 31, 2023	20,214	$243,781
Shares of restricted stock granted	28,482	90,003
Exercised	-	-
Cancelled	-	-
Balance as of March 31, 2024	48,696	$252,784

Number of Restricted Stock Awards	March 31, 2024	December 31, 2023
Vested	11,750	5,288
Non-vested	35,908	14,926

NOTE 13: INTEREST EXPENSE

For the three months ended March 31, 2024 and 2023, the Company recorded interest expense as follows:

	Three Months	Three months
	March 31, 2024	March 31, 2023
Interest expense - convertible notes	$156,487	$228,583
Interest expense - notes payable	257,785	63,260
Interest expense - notes payable - related party	-	-
Finance lease	-	-
Other	144,275	26,696
Amortization of debt discount	507,345	157,195
	$1,065,892	$475,734

NOTE 14: RELATED PARTY TRANSACTIONS

Jason Remillard is our president and Chief Executive Officer and the sole director. Through his ownership of Series A Preferred Shares, Mr. Remillard has voting control over all matters to be submitted to a vote of our shareholders.

During the three months ended March 31, 2024, the Company borrowed $-0- from our CEO, our CEO paid operating expenses of $52,780 on behalf of the Company and the Company repaid $78,100 to our CEO.

As of March 31, 2024 and December 31, 2023, we had due to related party transactions in the amounts of $316,118 and $341,437, respectively.

NOTE 15: SUBSEQUENT EVENTS

The Company does not have any events subsequent to December 31, 2023, through May 15, 2024, the date the financial statements were issued for disclosure consideration, except for the following:

●	On April 23, 2024, we issued 20,491 shares of Common Stock to Fast Capital, LLC pursuant to an agreement with Fast Capital, LLC, in exchange for $25,000 in note payable principal.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition for the three months ended March 31, 2024 and for the year ended December 31, 2023 should be read in conjunction with our consolidated financial statements, and the notes to those financial statements that are included elsewhere in this quarterly report on Form 10-Q for the quarter ended March 31, 2024 (the “Quarterly Report”).

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

Results of Operations for the Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

Our operations for the three months ended March 31, 2024 and 2023 are outlined below:

	Three Months Ended
	March 31
	2024	2023	$ Change	% Change
Revenue	$1,511,058	$1,379,806	$131,252	10%
Cost of revenue	612,958	208,982	403,976	193%
Gross Profit	898,100	1,170,824	(272,724)	(23)%
Gross Profit Percentage	59%	85%

Operating expense	1,458,413	1,432,983	25,430	2%
Other income (expense)	(1,068,846)	(475,734)	(593,112)	125%
Net loss	$(1,629,159)	$(737,893)	$(891,266)	(121)%

Revenue

The increase in revenue is due to our acquisition of intellectual property from the Appointed Receiver for the Assets of Cyren Ltd. However, we continue to see organic growth in increased consumption of our services that contain storage or volume components, matching our expectations and as is reflected in our continuing Annual Recurring Revenue (“ARR’) growth. We are offering and closing deals based on professional services consulting to further enable our technological capabilities within our existing customer base.

Cost of Revenue

Cost of revenue consists of direct expenses, such as labor, shipping, and supplies. The increase in cost of revenue is a result of the additional costs associated with our acquisition of intellectual property, specifically a large data center cost footprint, from the Appointed Receiver for the Assets of Cyren Ltd. Significant efforts are underway to reduce/minimize the operating footprint of the Cyren Assets.

Operating Expenses

For the three months ended March 31, 2024 and 2023 our operating expenses were as follows:

	Three Months Ended
	March 31,
	2024	2023	$ Change	% Change

General and administrative	$1,173,304	$1,400,809	$(227,505)	(16)%
Sales and marketing	285,109	32,174	252,935	786%
Total operating expenses	$1,458,413	$1,432,983	$25,430	2%

General and Administrative Expenses

The general and administrative expenses primarily consisted of management costs, costs to integrate assets we acquired and to expand sales, product enhancements, audit and review fees, filing fees, professional fees, and other expenses related to SEC reporting, in connection with the projected growth of our business. Additionally, we continue to incur specific one-time costs in relation to our planned national exchange-based uplisting, additional financing activities and related functions. The increase in general and administrative expense was primarily due to an increase in professional service fees.

Sales and Marketing Expenses

The sales and marketing expenses primarily consisted of additional focus on cross-sell, upsell and growth in existing contracts from customers. As our retention activities of the assets of Cyren customer base has largely transitioned to increased consumption and quality of service delivery efforts. The increase in sales and marketing expense is primarily due to focused investments in marketing campaigns, supporting tools and direct client engagement efforts to form our product roadmaps and continue to deliver significant value to our clients.

Other income (expense)

Other income (expenses) for the three months ended March 31, 2024 consisted primarily of interest expense. Other expenses for the three months ended March 31, 2023 consisted of interest expense.

Net Loss

Net loss increased 121% from $737,893 for the three months ended March 31, 2023 to $1,629,159 for the three months ended March 31, 2024. The net loss was mainly derived from an operating loss of $560,313, and interest expense of $1,065,892. The net loss for the three months ended March 31, 2023 was mainly derived from an operating loss of $262,159, interest expense of $475,734. The increase in Net Loss was primarily due to the increase in cost of revenue and an increase in interest expense.

Liquidity and Capital Resources

Working Capital

The following table provides selected financial data about our company as of March 31, 2024 and December 31, 2023, respectively.

	March 31,	December 31,
	2024	2023	Change	%
Current assets	$217,599	$423,805	$(206,206)	(49)%
Current liabilities	$14,536,353	$13,801,416	$734,937	5%
Working capital deficiency	$(14,318,754)	$(13,377,611)	$(941,143)	(7)%

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of March 31, 2024, we had cash balance of $5,063 and our principal sources of liquidity were trade accounts receivable of $164,201, and prepaid expenses and other current assets of $48,335, as compared to cash of $84,570, trade accounts receivable of $309,768 and prepaid and other current assets of $29,467 as of December 31, 2023.

During the last two years, and through the date of this Report, we have faced an increasingly challenging liquidity situation that has limited our ability to execute our operating plan. We will need to obtain capital to continue operations. There is no assurance that we will be able to secure such funding on acceptable terms. During the three months ended March 31, 2024, we reported a loss from operations of $560,313.

As of March 31, 2024, we had assets of cash in the amount of $5,063 and other current assets in the amount of $212,536. As of March 31, 2024, we had current liabilities of $14,536,353. Our accumulated deficit as of March 31, 2024 was $57,285,995.

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

Cash Flow

	Three Months Ended
	March 31,
	2024	2023	Change
Cash provided by (used in) operating activities	$213,303	$359,797	$(1,46,494)
Cash used in investing activities	$-	$(81,126)	$81,126
Cash provided by financing activities	$(292,810)	$(171,427)	$(121,383)
Cash on hand	$5,063	$108,956	$(103,893)

Operating Activities

During the three months ended March 31, 2024, we generated $213,303 by operating activities, compared to $359,797 provided by during the three months ended March 31, 2023.

Investing Activities

During the three months ended March 31, 2024, we used $-0- funds in investing activities. During the three months ended March 31, 2023, we used funds in investing activities of $81,126 to acquire property and equipment.

Financing Activities

During the three months ended March 31, 2024, we raised $70,000 from issuance of convertible debt; proceeds from related party of $52,781; repayment of convertible note payable of $132,589 repayment of $204,902 on notes payable; and repayment to related party of $78,100. For March 31, 2023 we had net cash outflows for financing activities of $171,427. By comparison, during the three months ended March 31, 2023, we raised $489,070 from issuance of convertible debt; proceeds from related party of $44,210; and $80,960 from issuance of notes payable; repayment of convertible note payable of $70,286; repayment of $710,381 on notes payable; and repayment to related party of $5,000. For March 31, 2023 we had net cash outflows for financing activities of $171,427.

We are dependent upon the receipt of capital investment or other financing to fund our ongoing operations and to execute our business plan. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our plan of operations.

Off-Balance Sheet Arrangements

As of March 31, 2024, we did not have any off-balance sheet arrangements.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. However, our chief executive officer and our chief financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under Exchange Act) as of the end of the period reported on this Quarterly Report on Form 10-Q and have concluded that we have material weaknesses and significant deficiencies in our internal control over financial reporting as described below. Accordingly, our disclosure controls and procedures were not sufficient to accomplish their objectives at the reasonable assurance level as of March 31, 2024.

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

Based on our evaluation under the criteria set forth in 2013 Internal Control — Integrated Framework, our management concluded that, as of March 31, 2024 our internal control over financial reporting was not effective because of the identification of material weaknesses described as follows:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended March 31, 2024, we issued shares of our common stock as follows, pursuant to exemption from registration pursuant to Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder:

●	On January 11, 2024, we issued 13,469 shares of Common Stock to GS Capital Partners LLC pursuant to an agreement with GS Capital Partners LLC, in exchange for $17,458 in note payable principal and $5,547 of accrued interest.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
4.1	Convertible Promissory Note issued the Company in favor of 1800 Diagonal Lending LLC on 2 January 2024 in the original principal amount of $86,250.

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, our Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2024	DATA443 RISK MITIGATION, INC.

	By:	/s/ Jason Remillard
	Name:	JASON REMILLARD
	Title:	Chief Executive Officer, (Principal Executive Officer)

