Form 10-Q
period 2024-06-30
Data443 Risk Mitigation, Inc.
filed 2024-08-14
CIK 1068689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2024

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

Yes ☐ No ☒

The outstanding number of shares of common stock as of August 14, 2024 was 313,966.

DATA443 RISK MITIGATION, INC.

FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DATA443 RISK MITIGATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$47,580	$84,570
Accounts receivable, net	36,510	309,768
Prepaid expense and other current assets	48,335	29,467
Total current assets	132,425	423,805

Property and equipment, net	321,235	409,525
Operating lease right-of-use assets, net	181,863	322,616
Advance payment for acquisition	2,726,188	2,726,188
Intellectual property, net of accumulated amortization	3,162,316	3,525,816
Deposits	46,476	45,673
Total Assets	$6,570,503	$7,453,623

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	4,511,468	3,360,469
Deferred revenue	1,616,031	1,627,572
Interest payable	1,941,011	1,352,227
Notes payable, net of unamortized discount	3,299,271	3,704,326
Convertible notes payable, net of unamortized discount	3,652,197	3,047,388
Due to a related party	297,002	341,437
Operating lease liability	181,863	357,656
Finance lease liability	10,341	10,341
Total Current Liabilities	15,509,184	13,801,416

Series B Preferred Stock, 80,000 shares designated; $0.001 par value; Stated value $10.00, 0 and 0 shares issued and outstanding, net of discount, respectively	-	-
Notes payable, net of unamortized discount - non-current	1,553,390	1,355,132
Convertible notes payable, net of unamortized discount - non-current	97,946	97,946
Deferred revenues - non-current	90,303	195,997

Total Liabilities	17,250,823	15,450,491

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock: 337,500 authorized; $0.001 par value Series A Preferred Stock, 150,000 shares designated; $0.001 par value; 149,892 and 149,892 shares issued and outstanding, respectively	150	150
Common stock: 500,000,000 authorized; $0.001 par value 313,966 and 272,874 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively (1)	61,618	61,564
Additional paid in capital	48,054,704	47,598,254
Accumulated deficit	(58,796,792)	(55,656,836)
Total Stockholders’ Deficit	(10,680,320)	(7,996,868)
Total Liabilities and Stockholders’ Deficit	$6,570,503	$7,453,623

(1)	Reflects retrospectively the 1-for-600 reverse stock split that became effective September 30, 2023. Refer to Note 1 “Summary of Business Operations and Significant Accounting Policies.

See the accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

DATA443 RISK MITIGATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Revenue	$1,149,085	$619,040	$2,660,143	$1,998,846
Cost of revenue	807,071	244,881	1,420,029	453,863
Gross profit	342,014	374,159	1,240,114	1,544,983

Operating expenses
General and administrative	1,004,497	1,635,499	2,177,801	3,036,308
Sales and marketing	91,302	64,379	376,411	96,553
Total operating expenses	1,095,799	1,699,878	2,554,212	3,132,861

Loss from operations	(753,785)	(1,325,719)	(1,314,098)	(1,587,878)

Other income (expense)
Interest expense	(755,446)	(3,488,822)	(1,821,338)	(3,964,556)
Gain (loss) on settlement of debt	-	4,904,081		4,904,081
Gain (loss) on foreign currency exchange	(1,566)	-	(4,520)	-
Total other expense	(757,012)	1,415,259	(1,825,858)	939,525

Income/(loss) before income taxes	(1,510,797)	89,540	(3,139,956)	(648,353)
Provision for income taxes	-	-	-	-
Net income/(loss)	$(1,510,797)	$89,540	$(3,139,956)	$(648,353)

Dividend on Series B Preferred Stock		-		-
Net income/(loss) attributable to common stockholders	$(1,510,797)	$89,540	$(3,139,956)	$(648,353)

Basic and diluted income/(loss) per Common Share	$(5.01)	$1.88	$(10.00)	$(23.69)
Basic and diluted weighted average number of common shares outstanding	301,721	47,517	313,966	27,372

(1)	Reflects retrospectively the 1-for-600 reverse stock split that became effective September 30, 2023. Refer to Note 1 “Summary of Business Operations and Significant Accounting Policies

See the accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

DATA443 RISK MITIGATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

Six Months Ended June 30, 2024

	Series A				Additional		Total
	Preferred Stock		Common stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2023	149,892	$150	272,874	$61,564	$47,598,254	$(55,656,836)	$(7,996,868)

Common stock issued for conversion of debt	-	-	41,092	41	52,964		53,005
Stock-based compensation	-	-		13	403,486		403,499
Net loss	-	-				(3,139,956)	(3,139,956)
Balance – June 30, 2024	149,892	$150	313,966	61,618	48,054,704	(58,796,792)	(10,680,320)

Three Months Ended June 30, 2024

	Series A				Additional		Total
	Preferred Stock		Common stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – March 31, 2024	149,892	$150	286,343	61,584	47,810,380	(57,285,995)	(9,413,881)

Common stock issued for conversion of debt	-	-	27,623	27	29,973	-	30,000
Stock-based compensation	-	-	-	7	214,351	-	214,358
Net loss	-	-	-	-	-	(1,510,797)	(1,510,797)
Balance – June 30, 2024	149,892	$150	313,966	61,618	48,054,704	(58,796,792)	(10,680,320)

Six Months Ended June 30, 2023

	Series A				Additional		Total
	Preferred Stock		Common stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2022	149,892	$150	4,360	$2,611	$42,642,514	$(51,412,128)	$(8,766,853)

Subscription of stock for cash	-	-	-	-	20,000	-	20,000
Common stock issued for conversion of debt	-	-	18,013	10,808	321,784	-	332,592
Common stock issued for adjustment to PPM investors	-	-	76,031	45,619	(45,619)	-	-
Stock-based compensation	-	-	536	322	565,249	-	565,571
Net loss	-	-	-	-	-	(648,353)	(648,353)
Balance – June 30, 2023	149,892	$150	98,940	$59,360	$43,503,928	$(52,060,481)	$(8,497,043)

Three Months Ended June 30, 2023

	Series A				Additional		Total
	Preferred Stock		Common stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - March 31, 2023	149,892	$150	11,245	$6,742	$42,982,226	$(52,150,021)	$(9,160,903)

Subscription of stock for cash	-	-	-	-	20,000	-	20,000
Common stock issued for conversion of debt	-	-	11,128	6,677	95,926	-	102,603
Common stock issued for adjustment to PPM investors	-	-	76,031	45,619	(45,619)	-	-
Stock-based compensation	-	-	536	322	451,395	-	451,717
Net income	-	-	-	-	-	89,540	89,540
Balance – June 30, 2023	149,892	$150	98,940	$59,360	$43,503,928	$(52,060,481)	$(8,497,043)

(1)	Reflects retrospectively the 1-for-600 reverse stock split that became effective September 30, 2023. Refer to Note 1 “Summary of Business Operations and Significant Accounting Policies

See the accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

DATA443 RISK MITIGATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,139,956)	$(648,353)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement of debt	-	(4,904,081)
Stock-based compensation expense	403,499	565,571
Depreciation and amortization	451,790	340,550
Amortization of debt discount	1,005,296	625,783
Right of use asset amortization	140,753	(74,292)
Changes in operating assets and liabilities:
Accounts receivable	273,258	28,831
Prepaid expenses and other assets	(18,868)	(181,955)
Accounts payable and accrued liabilities	1,150,999	1,189,069
Deferred revenue	(117,235)	(163,531)
Lease liability	(175,793)	-
Interest payable	594,331	3,398,326
Deposits	(803)	-
Net Cash provided by Operating Activities	567,271	175,918

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(167,427)
Net Cash used in Investing Activities	-	(167,427)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable	310,910	564,070
Repayment of convertible notes payable	(300,652)	(146,663)
Proceeds from stock subscription	-	20,000
Finance lease payments	-	(10,341)
Proceeds from issuance of notes payable	-	417,427
Repayment of notes payable	(570,084)	(1,047,218)
Proceeds from related parties	155,862	229,426
Repayment to related parties	(200,297)	(21,000)
Net Cash used in Financing Activities	(604,261)	5,701

Net change in cash	(36,990)	14,192
Cash, beginning of period	84,570	1,712
Cash, end of period	$47,580	$15,904

Supplemental cash flow information
Cash paid for interest	$701,427	$408,160

Non-cash Investing and Financing transactions:
Settlement of convertible notes payable through issuance of common stock	$53,005	$332,592

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

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, we have included all adjustments considered necessary for a fair presentation and such adjustments are of a normal recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2023 and notes thereto and other pertinent information contained in our Form 10-K as filed with the SEC on April 16, 2024. The results of operations for the three months and six months ended June 30, 2024, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2024.

Basis of Consolidation

The accompanying unaudited consolidated financial statements as of June 30, 2024 include our accounts and those of our wholly-owned subsidiary, Data 443 Risk Mitigation, Inc., a North Carolina operating company. These unaudited consolidated financial statements have been prepared on the accrual basis of accounting in accordance with US GAAP. All inter company balances and transactions have been eliminated in consolidation.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current presentation. These reclassifications had no impact on net earnings (loss) or and financial position.

Accounts Receivable

Trade receivables are generally recorded at the invoice amount mostly for a one-year period, net of an allowance for credit loss. For the three months ended June 30, 2024, and June 30, 2023, we recorded bad debt expense of $0 and $0, respectively

Stock-Based Compensation

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

We recorded approximately $403,486 in stock-based compensation expense for the six months ended June 30, 2024, compared to $565,571 in stock-based compensation expense for the six months ended June 30, 2023. Determining the appropriate fair value model and the related assumptions requires judgment. During the six months ended June 30, 2024, the fair value of each option grant was estimated using a Black-Scholes option-pricing model. The expected volatility represents the historical volatility of our publicly traded common stock. Due to limited historical data, we calculate the expected life based on the mid-point between the vesting date and the contractual term which is in accordance with the simplified method. The expected term for options granted to nonemployees is the contractual life. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of stock options. We have not paid and do not anticipate paying cash dividends on our shares of Common stock; therefore, the expected dividend yield is assumed to be zero.

Contingencies

We account for contingent liabilities in accordance with Accounting Standards Codification (“ASC”) Topic 450, Contingencies. This standard requires management to assess potential contingent liabilities that may exist as of the date of the financial statements to determine the probability and amount of loss that may have occurred, which inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in our financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed in our financial statements. For loss contingencies considered remote, we generally would neither accrue any estimated liability nor disclose the nature of the contingent liability in our financial statements. Management has assessed potential contingent liabilities as of June 30, 2024, and based on that assessment, there are no probable or possible loss contingencies requiring accrual or establishment of a reserve.

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

For the six months ended June 30, 2024 and 2023, respectively, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive:

	Six Months Ended
	June 30,
	2024	2023
	(Shares)	(Shares)
Series A Preferred Stock	149,892,000	149,892,000
Stock options (1)	864,887	4,730
Warrants (1)	754,200	264
Total	151,610,027	149,896,994

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

NOTE 3: PROPERTY AND EQUIPMENT

The following table summarizes the components of our property and equipment as of the dates presented:

	June 30,	December 31,
	2024	2023
Furniture and Fixtures	$6,103	$6,103
Computer Equipment	1,053,193	1,053,193
	1,059,296	1,059,296
Accumulated depreciation	(738,061)	(649,771)
Property and equipment, net of accumulated depreciation	$321,235	$409,525

Depreciation expense for the six months ended June 30, 2024 and 2023, was $88,290 and $91,216, respectively.

During the six months ended June 30, 2024 and 2023, we purchased property and equipment of $-0- and $167,427, respectively.

NOTE 4: INTELLECTUAL PROPERTY

The following table summarizes the components of our intellectual property as of the dates presented:

	June 30, 2024	December 31, 2023
Intellectual property:
WordPress® GDPR rights	$46,800	$46,800
ARALOC™	1,850,000	1,850,000
ArcMail License	1,445,000	1,445,000
DataExpressTM	1,388,051	1,388,051
FileFacetsTM	135,000	135,000
IntellyWP™	60,000	60,000
Resilient Network Systems	305,000	305,000
Cyren Engines	3,500,000	3,500,000
	8,729,851	8,729,851
Accumulated amortization	(5,567,535)	(5,204,035)
Impairment	-	-
Intellectual property, net of accumulated amortization	$3,162,316	$3,525,816

We recognized amortization expense of $365,500 and $249,334 for the six months ended June 30, 2024, and 2023, respectively.

Based on the carrying value of definite-lived intangible assets as of June 30, 2024, we estimate our amortization expense for the next five years will be as follows:

Amortization
Year Ended December 31,	Expense
2024 (excluding the six months ended June 30, 2024)	545,250
2025	534,000
2026	700,000
2027	700,000
2028	683,066
3,162,316

NOTE 5: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following table summarizes the components of our accounts payable and accrued liabilities as of the dates presented:

	June 30,	December 31,
	2024	2023
Accounts payable	$2,975,096	$2,004,462
Credit cards	75,240	81,055
Accrued liabilities	1,461,132	1,274,952
	$4,511,468	$3,360,469

NOTE 6: DEFERRED REVENUE

For the six months ended June 30, 2024 and as of December 31, 2023, changes in deferred revenue were as follows:

	June 30,	December 31,
	2024	2023
Balance, beginning of period	$1,823,569	$2,493,151
Deferral of revenue	1,224,920	1,912,729
Recognition of deferred revenue	(1,342,155)	(2,582,311)
Balance, end of period	$1,706,334	$1,823,569

As of June 30, 2024 and December 31, 2023, deferred revenue is classified as follows:

	June 30,	December 31,
	2024	2023
Current	$1,616,031	$1,627,572
Non-current	90,303	195,997
	$1,706,334	$1,823,569

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

We recognized total lease expense of approximately $164,432 and $146,994 for the six months ended June 30, 2024 and 2023, respectively, primarily related to operating lease costs paid to lessors from operating cash flows. As of June 30, 2024 and December 31, 2023, we recorded a security deposit of $29,467.

At June 30, 2024, future minimum lease payments under operating leases that have initial noncancelable lease terms in excess of one year were as follows:

Total
Year Ended December 31,
2024 (excluding the six months ended June 30, 2024)	187,205
Thereafter	-

Less: Imputed interest	(5,342)
Operating lease liabilities	181,863

Operating lease liability - current	181,863
Operating lease liability - non-current	$-

The following summarizes other supplemental information about our operating leases as of June 30, 2024:

Weighted average discount rate	12%
Weighted average remaining lease term (years)	.50

Financing leases

We lease computer and hardware under non-cancellable finance leases. The term of those finance leases is 3 years and annual interest rate is 12%. At June 30, 2024 and December 31, 2023, the finance lease obligations included in current liabilities were $10,341 and $10,341, respectively, and finance lease obligations included in long-term liabilities were $0 and $0, respectively. The lease is not in default and there are no penalties and the company does not have to return the equipment in use. As of June 30, 2024 and December 31, 2023, we recorded a security deposit of $0.

At June 30, 2024, future minimum lease payments under the finance lease obligations, are as follows:

Total

2024	10,341
Thereafter	-
10,341
Less: Imputed interest	-
Finance lease liabilities	10,341

Finance lease liability	10,341
Finance lease liability - non-current	$-

As of June 30, 2024 and December 31 2023, finance lease assets are included in property and equipment as follows:

	June 30,	December 31,
	2024	2023
Finance lease assets	$267,284	$267,284
Accumulated depreciation	(267,284)	(267,284)
Finance lease assets, net of accumulated depreciation	$-	$-

NOTE 8: CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

	June 30,	December 31,
	2024	2023
Convertible Notes - Issued in fiscal year 2020	97,946	97,946
Convertible Notes - Issued in fiscal year 2021	508,440	508,440
Convertible Notes - Issued in fiscal year 2022	1,108,801	1,201,083
Convertible Notes - Issued in fiscal year 2023	1,966,906	2,067,893
Convertible Notes - Issued in fiscal year 2024	132,043	-
	3,814,136	3,875,362
Less debt discount and debt issuance cost	(63,993)	(730,028)
	3,750,143	3,145,334
Less current portion of convertible notes payable	3,652,197	3,047,388
Long-term convertible notes payable	$97,946	$97,946

During the six months ended June 30, 2024 and 2023, we recognized interest expense of $307,047 and $3,964,556, respectively, and amortization of debt discount expense of $730,882 and $145,837, respectively.

Conversion

During the six months ended June 30, 2024, we converted notes with principal amounts, accrued interest and fees of $53,005 into 41,092 shares of common stock.

During the six months ended June 30, 2023, we converted notes with principal amounts and accrued interest of $332,592 into 18,103 shares of common stock.

Convertible Debt Status.

Convertible note payable with outstanding balance of $508,440 matured on October 2023. The default annual interest rate of 16% becomes the effective interest rate on the past due principal. We are in communication with the lender.

Convertible note payable with outstanding balance of $73,000 matured on February 11, 2023. The default annual interest rate of 24% becomes the effective interest rate on the past due principal. We are in communication with the lender.

Convertible note payable with outstanding balance of $72,000 matured on February 11, 2023. The default annual interest rate of 24% becomes the effective interest rate on the past due principal. We are in communication with the lender.

Convertible note payable with outstanding balance of $27,500 matured on February 14, 2023. The default annual interest rate of 24% becomes the effective interest rate on the past due principal. We are in communication with the lender.

Convertible note payable with outstanding balance of $116,285 matured on March 1, 2023. The default annual interest rate of 24% becomes the effective interest rate on the past due principal. We are in communication with the lender.

Convertible note payable with outstanding balance of $66,500 matured on February 9, 2023. The default annual interest rate of 18% becomes the effective interest rate on the past due principal. We are in communication with the lender.

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

Promissory Notes - Issued in fiscal year 2021

In 2021, we issued convertible promissory notes with principal amounts totaling $1,696,999, which resulted in cash proceeds of $1,482,000 after financing fees of $214,999 were deducted. The 2021 Convertible Notes have the following key provisions:

●	Terms ranging from 90 days to 12 months.

●	Annual interest rates of 5% to 12%.

●	Convertible at the option of the holders after varying dates.

●	Conversion price based on a formula corresponding to a discount (39% discount) off the average closing price or lowest trading price of our Common stock for the 20 prior trading days including the day on which a notice of conversion is received.

●	The Mast Hill Fund, LLC convertible promissory note matured on October 19, 2023. The default annual interest rate of 16% becomes the effective interest rate on the past due principal and interest. As of June 30, 2024 the note had a principle balance of $508,440 and accrued interest of $120,950. The note is currently in default.

The 2021 Convertible Notes also were associated with the following:

●	The issuance of 2 shares of Common stock valued at $133,663.

●	The issuance of 197 warrants to purchase shares of Common stock with an exercise price a range from $4,464 to 21,600. The term in which the warrants can be exercised is 5 years from issue date.

During the six months ended June 30, 2024, in connection with the 2021 Convertible Notes, we repaid principal in the amount of $-0- and interest expense of $-0-.

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

Promissory Notes - Issued in fiscal year 2023

During the year ended December 31, 2023, we issued convertible promissory notes with principal amounts totaling $2,211,083, which resulted in cash proceeds of $2,015,000 after deducting a financing fee of $462,112. The 2023 Convertible Notes have the following key provisions:

●	Terms ranging from 9 to 12 months.

●	Annual interest rates of 9% to 20%.

●	Convertible at the option of the holders after varying dates.

●	Conversion price based on a formula corresponding to a discount (20% or 30% discount) off the lowest trading price of our Common Stock for the 20 prior trading days including the day on which a notice of conversion is received, although one of the 2023 Convertible Notes establishes a fixed conversion price of $.50 per share and two of the 2023 Convertible Notes have a fixed conversion price of $.005 per share.

●	As of the year ended June 30, 2024, there were no derivative liabilities.

Promissory Notes - Issued in fiscal year 2024

For the six months ended June 30, 2024, we issued convertible promissory notes with principal amounts totaling $314,250, which resulted in cash proceeds of $255,000 after deducting a financing fee of $59,250. The 2024 Convertible Notes have the following key provisions:

●	Terms of 9 months.

●	Annual interest rates of 15%.

●	Convertible at the option of the holders after varying dates.

●	Conversion price based on a formula corresponding to a discount (20% or 30% discount) off the lowest trading price of our Common Stock for the 20 prior trading days including the day on which a notice of conversion is received.

●	As of the six months ended June 30, 2024, there were no derivative liabilities.

NOTE 9: NOTES PAYABLE

Notes payable consists of the following:

	June 30, 2024	December 31, 2023	Maturity	Interest Rate
Economic Injury Disaster Loan - originated in May 2020	$500,000	$500,000	30 years	3.75%
Promissory note - originated in February 2021	1,305,373	1,305,373	5 years	4.0%
Promissory note - originated in April 2021 (1)	676,693	676,693	1 year	12%
Promissory note - originated in July 2021 (1)	282,000	282,000	1 year	12%
Promissory note - originated in September 2021	25,803	31,758	$1,383.56 monthly payment for 60 months	28%
Promissory note - originated in April 2022	47,633	57,577	$1,695.41 monthly payment for 36 months	16.0%
Promissory note - originated in April 2022	-	47,392	$7,250 daily payment for 168 days	25%
Promissory note - originated in July 2022	36,593	43,579	$1,485.38 monthly payment for 60 months	18%
Promissory note - originated in July 2022	45,909	67,333	$3,546.87 monthly payment for 36 months	10%
Promissory note - originated in August 2022	18,405	20,797	$589.92 monthly payment for 60 months	8%
Promissory note - originated in October 2022	936,532	1,081,032	$1,749.00 daily payment for 30 days	66%
Promissory note - originated in January 2023	3,163	4,328	$237.03 monthly payment for 36 months	25%
Promissory note - originated in March 2023	41,624	47,570	$1,521.73 monthly payment for 60 months	18%
Promissory note - originated in March 2023	8,707	11,754	$559.25 monthly payment for 36 months	17%
Promissory note - originated in April 2023	21,115	24,634	$3,999.00 monthly payment for 12 months	12%
Promissory note - originated in April 2023	23,054	33,054	$3,918.03 monthly payment for 12 months	6%
Promissory note - originated in May 2023 (2)	122,000	322,000	3 months	29%
Promissory note - originated in June 2023	291,666	394,444	12 months	18%
Promissory note - originated in August 2023	12,879	15,895	36 months	14%
Promissory note - originated in December 2023	1,139,695	1,145,882	12 months	10%
	5,538,844	6,113,095
Less debt discount and debt issuance cost	(686,183)	(1,053,637)
	4,842,661	5,059,458
Less current portion of promissory notes payable	3,299,271	3,704,326
Long-term promissory notes payable	$1,553,390	$1,355,132

During the six months ended June 30, 2024 and 2023, we recognized interest expense of $668,372 and $630,192, and amortization of debt discount, included in interest expense of $367,454 and $479,946, respectively.

During the six months ended June 30, 2024 and 2023, we issued promissory notes for a total of $-0- and $1,599,772, less discount of $-0- and $1,182,344, and repaid $568,064 and $1,047,218, respectively.

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

On January 19, 2022, the Company entered into an Asset Purchase Agreement with Centurion Holdings I, LLC (“Centurion”) to acquire the intellectual property rights and certain assets collectively known as Centurion SmartShield Home and SmartShield Enterprise, patented technology that protects and recovers devices in the event of ransomware attacks. The total purchase price of $3,400,000 consists of: (i) a $250,000 cash payment at closing; (ii) the $2,900,000 promissory note issued by Data443 in favor of Centurion; and (iii) $250,000 in the form of a contingent payment. As of the filings date of these financial statements, the acquisition is still not completed. The Company is in default of the promissory note. The Company and Centurion are in ongoing discussions concerning the outstanding balance. Centurion has not threatened any legal action against the Company.

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

Preferred Stock

As of June 30, 2024, we are authorized to issue 80,000 of Series B Preferred Stock with par value of $0.001. Each share of Series B Preferred Stock (i) is convertible into Common Stock at a price per share equal to sixty one percent (61%) of the lowest price for our Common Stock during the twenty (20) days of trading preceding the date of the conversion; (ii) earns dividends at the rate of nine percent (9%) per annum; and, (iii) has no voting rights.

As of June 30, 2024 and December 31, 2023, -0- and -0- shares of Series B were issued and outstanding, respectively.

As of June 30, 2024 we are authorized it issue 150,000 of Series A Preferred Stock with a par value of $0.001. Each share of Series A is the equivalent of 15,000 shares of Common Stock. Our Chief Executive Officer, Jason Remillard, holds 149,892 shares of our Series A Preferred Stock. Through his ownership of Series A Preferred Shares, Mr. Remillard has voting control over all matters to be submitted to a vote of our shareholders.

As of June 30, 2024 and December 31, 2023, 149,892 and 149,892 shares of Series A were issued and outstanding, respectively.

The remaining 107,500 preferred shares have not been designated.

Common stock

As of June 30, 2024, we are authorized to issue 500,000,000 shares of Common stock with a par value of $0.001. All shares have equal voting rights, are non-assessable, and have one vote per share.

During the six months ended June 30, 2024, we issued Common stock as follows:

●	41,092 shares issued for conversion of debt;

As of June 30, 2024 and December 31, 2023, 313,966 and 272,874 shares of Common stock were issued and outstanding, respectively.

Warrants

A summary of activity during the six months ended June 30, 2024 follows:

	Warrants Outstanding
		Weighted Average
	Shares	Exercise Price
Outstanding, December 31, 2023	616,934	$8.03
Granted	-	-
Exercised	-	-
Forfeited/canceled	-	-
Outstanding, June 30, 2024	616,934	$8.03

During the six months ended June 30, 2024, 0 warrants were exercised cashless and we issued 0 shares of Common stock as a result.

The following table summarizes information relating to outstanding and exercisable warrants as of June 30, 2024:

Exercisable Warrants Outstanding
	Weighted Average Remaining
Number of Warrants	Contractual life (in years)	Weighted Average Exercise Price
10	1.45	$96,000.00
12	1.81	$72,000.00
26	2.07	$21,600.00
5	2.25	$21,600.00
55	2.35	$5,929.10
124	2.48	$4,464.00
32	2.86	$3,600.00
3	2.86	$3,600.00
270,833	-	$0.60
250,000	-	$0.60
54,167	-	$0.60
41,667	.01	$0.60
616,934	.23	$8.03

NOTE 12: STOCK-BASED COMPENSATION

Stock Options

During the six months ended June 30, 2024, we granted options for the purchase of our Common stock to certain employees as consideration for services rendered. The terms of the stock option grants are determined by our Board of Directors. Our stock options generally vest upon the one-year anniversary date of the grant and have a maximum term of ten years.

The following summarizes the stock option activity for the six months ended June 30, 2024:

	Options Outstanding	Weighted- Average Exercise Price
Balance as of December 31, 2023	14,112	$1.67
Grants	850,775	1.23
Exercised	-	-
Cancelled	-	-
Balance as of June 30, 2024	864,887	$1.24

The following summarizes certain information about stock options vested and expected to vest as of June 30, 2024:

	Number of Options	Weighted- Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price
Outstanding	864,887	9.89	$45.45
Exercisable	14,678	8.92	$45.45
Expected to vest	850,209	9.89	$45.45

As of June 30, 2024 and December 31, 2023, there was $403,499 and $35,227, respectively, of total compensation costs related to non-vested stock-based compensation arrangements which we expect to recognized within the next 12 months.

Restricted Stock Awards

The following summarizes the restricted stock activity for the six months ended June 30, 2024:

		Weighted- Average
	Shares	Fair Value
Balance as of December 31, 2023	20,214	$243,781
Shares of restricted stock granted	73,258	180,000
Exercised	-	-
Cancelled	-	-
Balance as of June 30, 2024	93,472	$423,781

Number of Restricted Stock Awards	June 30, 2024	December 31, 2023
Vested	19,176	5,288
Non-vested	73,258	14,926

NOTE 13: INTEREST EXPENSE

For the six months ended June 30, 2024 and 2023, the Company recorded interest expense as follows:

	Six Months	Six Months
	June 30, 2024	June 30, 2023
Interest expense - convertible notes	$307,047	$3,338,620
Interest expense - notes payable	300,918	150,245
Other	119,557	29,690
Amortization of debt discount	1,098,336	625,783
	$1,825,858	$3,964,556

NOTE 14: RELATED PARTY TRANSACTIONS

Jason Remillard is our president and Chief Executive Officer and the sole director. Through his ownership of Series A Preferred Shares, Mr. Remillard has voting control over all matters to be submitted to a vote of our shareholders.

During the six months ended June 30, 2024, the Company borrowed $-0- from our CEO, our CEO paid operating expenses of $154,862 on behalf of the Company and the Company repaid $200,297 to our CEO.

As of June 30, 2024 and December 31, 2023, we had due to related party transactions in the amounts of $291,002 and $341,437, respectively.

NOTE 15: SUBSEQUENT EVENTS

The Company does not have any events subsequent to June 30, 2024, through August 14, 2024, the date the financial statements were issued for disclosure consideration, except for the following:

●	On July 31, 2024, we issued 20,491 shares of Common Stock to Fast Capital, LLC pursuant to an agreement with Fast Capital, LLC, in exchange for $25,000 in note payable principal.

●

On August 9, 2024, Plaintiff Guy Gissin, Adv., in his capacity as the Appointed Receiver for the Assets of Cyren Ltd. (“Plaintiff’) filed a lawsuit against Data443 Risk Mitigation, Inc., a North Carolina corporation, the Company’s wholly-owned subsidiary (the “Subsidiary”), in US District Court Eastern District of North Carolina, naming the Subsidiary as the defendant (the “Complaint”). The Subsidiary is in the process of engaging local litigation counsel to defend itself in the litigation. An answer to the Complaint will be filed shortly. Based on the early stages of the Complaint, and the inherent uncertainty as to the outcome, at this time, the Company is not able to reasonably estimate a possible range of loss.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition for the six months ended June 30, 2024 and for the year ended December 31, 2023 should be read in conjunction with our consolidated financial statements, and the notes to those financial statements that are included elsewhere in this quarterly report on Form 10-Q for the quarter ended June 30, 2024 (the “Quarterly Report”).

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

Results of Operations for the Three and Six Months Ended June 30, 2024 Compared to the Three and Six Months Ended June 30, 2023

Our operations for the three months ended June 30, 2024 and 2023 are outlined below:

	Three Months Ended
	June 30
	2024	2023	$ Change	% Change
Revenue	$1,149,085	$619,040	$530,045	86%
Cost of revenue	807,271	244,881	562,390	230%
Gross Profit	342,014	374,159	(32,145)	(9)%
Gross Profit Percentage	30%	60%

Operating expense	1,095,799	1,699,878	(604,079)	(36)%
Other income (expense)	(757,012)	1,415,259	(2,172,271)	(153)%
Net Income (loss)	$(1,510,797)	$89,540	$(1,600,337)	(1787)%

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

Operating Expenses

For the three months ended June 30, 2024 and 2023 our operating expenses were as follows:

	Three Months Ended
	June 30,
	2024	2023	$ Change	% Change

General and administrative	$1,004,497	$1,635,499	$(631,002)	(39)%
Sales and marketing	91,302	64,379	26,923	42%
Total operating expenses	$1,095,799	$1,699,878	$(604,079)	(36)%

General and Administrative Expenses

The general and administrative expenses primarily consisted of management costs, costs to integrate assets we acquired and to expand sales, product enhancements, audit and review fees, filing fees, professional fees, and other expenses related to SEC reporting, in connection with the projected growth of our business. Additionally, we continue to incur specific one-time costs in relation to our planned national exchange-based uplisting, additional financing activities and related functions. The decrease in general and administrative expense was primarily due to a reduction in payroll expense and professional service fees as well as general cost reduction effort by the Company.

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

Other income (expense)

Other income (expenses) for the three months ended June 30, 2024 consisted primarily of interest expense. Other expenses for the three months ended June 30, 2023 consisted of interest expense as well as the affect of the settlement of debt.

Net Loss

Net loss increased 1787% from net income of $89,540 for the three months ended June 30, 2023 to net loss of $1,510,797 for the three months ended June 30, 2024. The net loss was mainly derived from an operating loss of $753,785, and interest expense of $755,446. The net income for the three months ended June 30, 2023 was mainly derived from an operating loss of $1,325,719, and interest expense of $3,488,822 and settlement of debt of $4,904,081. The increase in net loss was primarily due to the increase in cost of revenue as well as the settlement of debt affect from the prior year’s three months ended June 20, 2023.

Our operations for the six months ended June 30, 2024 and 2023 are outlined below:

	Six Months Ended
	June 30,		Change
	2024	2023	$	%
Revenue	$2,660,143	$1,998,846	$661,297	33%
Cost of revenue	1,420,229	453,863	966,166	213%
Gross Profit	1,240,114	1,544,983	(304,869)	(20)%
Gross Profit Percentage	47%	77%

Operating expense	2,554,212	3,132,861	(578,649)	(19)%
Other income (expense)	(1,825,858)	939,525	(2,765,383)	(294)%
Net loss	$(3,139,956)	$(648,353)	$(2,491,603)	384%

Revenue

Revenues increased 33% from $1,998,846 for the six months ended June 30, 2023 to $2,660,143 for the six months ended June 30, 2024. The increase in revenue is due to our acquisition of intellectual property from the Appointed Receiver for the Assets of Cyren Ltd. However, we continue to see organic growth in increased consumption of our services that contain storage or volume components, matching our expectations and as is reflected in our continuing Annual Recurring Revenue (“ARR’) growth. We are offering and closing deals based on professional services consulting to further enable our technological capabilities within our existing customer base.

Cost of Revenue

Cost of revenue consists of direct expenses, such as labor, software and technology, and supplies. The increase in cost of revenue is a result of the additional costs associated with our acquisition of intellectual property, specifically a large data center cost footprint and additional labor, from the Appointed Receiver for the Assets of Cyren Ltd. Significant efforts are underway to reduce/minimize the operating footprint of the Cyren Assets.

Operating Expenses

For the six months ended June 30, 2024 and 2023 our operating expenses were as follows:

	Six Months Ended
	June 30,		Change
	2024	2023	$	%

General and administrative	$2,177,801	$3,036,308	$(858,507)	(28)%
Sales and marketing	376,411	96,553	279,858)	290%
Total operating expenses	$2,554,212	$3,132,861	$(578,649)	(19)%

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

Other income (expense)

Other income (expenses) for the six months ended June 30, 2024 consisted primarily of interest expense. Other income (expenses) for the six months ended June 30, 2023 consisted primarily of interest expense and an forgiveness of debt on note payable of $4,724,299.

Net Loss

Net loss increased 384% from $648,353 for the six months ended June 30, 2023 to $3,139,956 for the six months ended June 30, 2024. The net loss was mainly derived from an operating loss of $1,314,098, and interest expense of $1,821,338. The net loss for the six months ended June 30, 2023 was mainly derived from an operating loss of $1,587,878, and interest expense of $3,964,556 and settlement of debt of $4,904,081.

Accumulated Losses

We had a net operating loss carryfowards of approximately $6 million from prior operations in 2017, before our current President and Chief Executive Officer acquired a controlling interest in the company. Subsequent to this and through June 30, 2024, we have relied on convertible notes and other debt instruments that may contain unfavorable discounts, origination fees, and have embedded conversion features that are subject to derivative treatment for accounting purposes. Due primarily to this treatment of convertible notes, debt and related derivative accounting, since 2017, we have accumulated deficits of approximately $14.1 million due to derivative valuations and $16.3 million expensed for interest and amortization of debt discounts for financing and other origination fees.

Liquidity and Capital Resources

Working Capital

The following table provides selected financial data about our company as of June 30, 2024 and December 31, 2023, respectively.

	June 30,	December 31,
	2024	2023	Change	%
Current assets	$132,425	$423,805	$(291,380)	(69)%
Current liabilities	$15,509,184	$13,801,416	$1,707,768	12%
Working capital deficiency	$(15,376,759)	$(13,377,611)	$(1,999,148)	(15)%

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of June 30, 2024, we had cash balance of $47,580 and our principal sources of liquidity were trade accounts receivable of $36,510, and prepaid expenses and other current assets of $48,335, as compared to cash of $84,570, trade accounts receivable of $309,768 and prepaid and other current assets of $29,467 as of December 31, 2023.

During the last two years, and through the date of this Report, we have faced an increasingly challenging liquidity situation that has limited our ability to execute our operating plan. We will need to obtain capital to continue operations. There is no assurance that we will be able to secure such funding on acceptable terms. During the six months ended June 30, 2024, we reported a loss from operations of $3,139,956.

As of June 30, 2024, we had assets of cash in the amount of $47,580 and other current assets in the amount of $84,845. As of June 30, 2024, we had current liabilities of $15,509,184. Our accumulated deficit as of June 30, 2024 was $58,796,792.

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

Cash Flow

	Six Months Ended
	June 30,
	2024	2023	Change
Cash provided by (used in) operating activities	$567,271	$175,918	$226,382
Cash used in investing activities	$-	$(167,427)	$167,427
Cash provided by financing activities	$(604,261)	$5,701	$(458,254)
Cash on hand	$47,580	$15,904	$31,676

Operating Activities

During the six months ended June 30, 2024, we generated $567,271 by operating activities, compared to $175,918 provided by during the three months ended June 30, 2023.

Investing Activities

During the six months ended June 30, 2024, we used $-0- funds in investing activities. During the six months ended June 30, 2023, we used funds in investing activities of $167,427 to acquire property and equipment.

Financing Activities

During the six months ended June 30, 2024, we raised $310,910 from issuance of convertible debt; proceeds from related party of $155,862; repayment of convertible note payable of $300,652 repayment of $570,084 on notes payable; and repayment to related party of $200,297. For June 30, 2024 we had net cash outflows for financing activities of $604,261. By comparison, during the six months ended June 30, 2023, we (i) raised $564,070 from issuance of convertible debt; (ii) received proceeds from a related party of $229,426; and (iii) received proceeds of $417,427 from issuance of notes payable; (iv) repaid of convertible note payable of $146,663; (v) repaid of $1,047,218 on notes payable; and (vi) repaid to a related party of $21,000. For June 30, 2023 we had net cash inflows for financing activities of $5,701.

We are dependent upon the receipt of capital investment or other financing to fund our ongoing operations and to execute our business plan. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our plan of operations.

Off-Balance Sheet Arrangements

As of June 30, 2024, we did not have any off-balance sheet arrangements.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. However, our chief executive officer and our chief financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under Exchange Act) as of the end of the period reported on this Quarterly Report on Form 10-Q and have concluded that we have material weaknesses and significant deficiencies in our internal control over financial reporting as described below. Accordingly, our disclosure controls and procedures were not sufficient to accomplish their objectives at the reasonable assurance level as of June 30, 2024.

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

Based on our evaluation under the criteria set forth in 2013 Internal Control — Integrated Framework, our management concluded that, as of June 30, 2024 our internal control over financial reporting was not effective because of the identification of material weaknesses described as follows:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 9, 2024, Plaintiff Guy Gissin, Adv., in his capacity as the Appointed Receiver for the Assets of Cyren Ltd. (“Plaintiff’) filed a lawsuit against Data443 Risk Mitigation, Inc., a North Carolina corporation, the Company’s wholly-owned subsidiary (the “Subsidiary”), in US District Court Eastern District of North Carolina, naming the Subsidiary as the defendant (the “Complaint”). The Subsidiary is in the process of engaging local litigation counsel to defend itself in the litigation. An answer to the Complaint will be filed shortly. Based on the early stages of the Complaint, and the inherent uncertainty as to the outcome, at this time, the Company is not able to reasonably estimate a possible range of loss.

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

During the six months ended June 30, 2024, we issued shares of our common stock as follows, pursuant to exemption from registration pursuant to Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder:

●	On January 11, 2024, we issued 13,469 shares of Common Stock to GS Capital Partners LLC pursuant to an agreement with GS Capital Partners LLC, in exchange for $17,458 in note payable principal and $5,547 of accrued interest.
●	On April 23, 2024, we issued 20,491 shares of Common Stock to Fast Partners LLC pursuant to an agreement with Fast Partners LLC, in exchange for $25,000 in note payable principal.
●	On May 30, 2024, we issued 7,132 shares of Common Stock to Root Ventures LLC pursuant to an agreement with Root Ventures LLC, in exchange for $3,340 in note payable principal and $1,660 of accrued interest.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
4.1	Convertible Promissory Note issued the Company in favor of 1800 Diagonal Lending LLC on 4 April 2024 in the original principal amount of $126,000.

4.2	Convertible Promissory Note issued the Company in favor of 1800 Diagonal Lending LLC on 10 May 2024 in the original principal amount of $102,000.

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, our Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2024	DATA443 RISK MITIGATION, INC.

	By:	/s/ Jason Remillard
	Name:	JASON REMILLARD
	Title:	Chief Executive Officer, (Principal Executive Officer)

