Form 10-Q
period 2024-09-30
Data443 Risk Mitigation, Inc.
filed 2024-11-14
CIK 1068689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2024

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

Yes ☐ No ☒

The outstanding number of shares of common stock as of November 14, 2024 was 806,622.

DATA443 RISK MITIGATION, INC.

FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DATA443 RISK MITIGATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$-	$84,570
Accounts receivable, net	58,134	309,768
Prepaid expense and other current assets	-	29,467
Total current assets	58,134	423,805

Property and equipment, net	284,593	409,525
Operating lease right-of-use assets, net	92,064	322,616
Advance payment for acquisition	2,726,188	2,726,188
Intellectual property, net of accumulated amortization	2,980,566	3,525,816
Deposits	36,062	45,673
Total Assets	$6,177,607	$7,453,623

Liabilities and Stockholders’ Deficit
Current Liabilities
Bank Overdraft	1,038	-
Accounts payable and accrued liabilities	5,369,123	3,360,469
Deferred revenue	1,219,080	1,627,572
Interest payable	2,147,515	1,352,227
Notes payable, net of unamortized discount	3,239,410	3,704,326
Convertible notes payable, net of unamortized discount	3,700,627	3,047,388
Due to a related party	253,663	341,437
Operating lease liability	92,064	357,656
Finance lease liability	10,341	10,341
Total Current Liabilities	16,032,861	13,801,416

Series B Preferred Stock, 80,000 shares designated; $0.001 par value; Stated value $10.00, 0 and 0 shares issued and outstanding, net of discount, respectively		-
Notes payable, net of unamortized discount - non-current	1,537,380	1,355,132
Convertible notes payable, net of unamortized discount - non-current	97,947	97,946
Deferred revenues - non-current	125,117	195,997

Total Liabilities	17,793,305	15,450,491

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred stock: 337,500 authorized; $0.001 par value Series A Preferred Stock, 150,000 shares designated; $0.001 par value; 149,892 and 149,892 shares issued and outstanding, respectively	150	150
Common stock: 500,000,000 authorized; $0.001 par value 322,500 and 272,874 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively (1)	61,635	61,564
Additional paid in capital	48,401,308	47,598,254
Accumulated deficit	(60,078,791)	(55,656,836)
Total Stockholders’ Deficit	(11,615,698	(7,996,868)
Total Liabilities and Stockholders’ Deficit	$6,177,607	$7,453,623

(1)	Reflects retrospectively the 1-for-600 reverse stock split that became effective September 30, 2023. Refer to Note 1 “Summary of Business Operations and Significant Accounting Policies.

See the accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

DATA443 RISK MITIGATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Revenue	$1,146,937	$693,835	$3,807,080	$2,692,681
Cost of revenue	372,651	190,425	1,792,680	644,288
Gross profit	774,286	503,410	2,014,400	2,048,393

Operating expenses
General and administrative	1,560,087	1,471,024	3,737,889	4,507,332
Sales and marketing	28,845	34,430	405,256	130,983
Total operating expenses	1,588,932	1,505,454	4,143,145	4,638,315

Loss from operations	(814,646)	(1,002,044)	(2,128,745)	(2,589,922)

Other income (expense)
Interest expense	(466,200)	(983,100)	(2,287,538)	(4,947,656)
Gain (loss) on settlement of debt	-	5,468	-	4,909,549
Gain (loss) on foreign currency exchange	(1,153)	-	(5,672)	-
Total other expense	(467,353)	(977,632)	(2,293,210)	(38,107)

Loss before income taxes	(1,281,999)	(1,979,676	(4,421,955)	(2,628,029)
Provision for income taxes	-	-	-	-
Net loss	$(1,281,999)	$(1,979,676	$(4,421,955)	$(2,628,029)

Dividend on Series B Preferred Stock	-	-	-	-
Net loss attributable to common stockholders	$(1,281,999)	$(1,979,676)	$(4,421,955)	$(2,628,029)

Basic and diluted loss per Common Share	$(3.98)	$(21.97)	$(13.71)	$(54.40)
Basic and diluted weighted average number of common shares outstanding	322,500	90,093	322,500	48,310

(1)	Reflects retrospectively the 1-for-600 reverse stock split that became effective September 30, 2023. Refer to Note 1 “Summary of Business Operations and Significant Accounting Policies

See the accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

DATA443 RISK MITIGATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

Nine Months Ended September 30, 2024

	Series A				Additional		Total
	Preferred Stock		Common stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2023	149,892	$150	272,874	$61,564	$47,598,254	$(55,656,836)	$(7,996,868)

Common stock issued for conversion of debt	-	-	49,626	50	62,026	-	62,076
Stock-based compensation	-	-	-	21	741,028	-	741,049
Net loss	-	-	-	-	-	(4,421,955)	(4,421,955)
Balance – September 30, 2024	149,892	$150	322,500	61,635	48,401,308	(60,078,791)	(11,615,698)

Three Months Ended September 30, 2024

	Series A				Additional		Total
	Preferred Stock		Common stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – June 30, 2024	149,892	$150	313,966	61,618	48,054,704	(58,796,792)	(10,680,320)

Common stock issued for conversion of debt	-	-	8,534	9	9,061	-	9,070
Stock-based compensation	-	-	-	8	337,543	-	337,551
Net loss	-	-	-	-	-	(1,281,999)	(1,281,999)
Balance – September 30, 2024	149,892	$150	322,500	61,635	48,401,308	(60,078,791)	(11,615,698)

Nine Months Ended September 30, 2023

	Series A				Additional		Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2022 ⁽ⁱ⁾	149,892	$150	4,360	$2,611	$42,642,514	$(51,412,128)	$(8,766,853)

Common Stock issued for acquisition of Cyren Assets ⁽ⁱ⁾	-	-	165,290	165	1,999,835	-	2,000,000
Common Stock issued for conversion of debt ⁽ⁱ⁾	-	-	21,428	12,857	344,735	-	357,592
Common Stock issued for adjustment to investors in private placement ⁽ⁱ⁾	-	-	77,010	45,619	(45,619)	-	-
Warrant issued in conjunction with debts ⁽ⁱ⁾	-	-	-	-	1,682,499	-	1,682,499
Stock-based compensation ⁽ⁱ⁾	-	-	1,036	304	641,248	-	641,552
Net loss	-	-	-	-	-	(2,628,029)	(2,628,029)
Balance – September 30, 2023 ⁽ⁱ⁾	149,892	$150	269,124	$61,556	$47,265,212	$(54,040,157)	$(6,713,239)

Three Months Ended September 30, 2023

	Series A				Additional		Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – June 30, 2023 ⁽ⁱ⁾	149,892	$150	98,940	$59,360	$43,458,946	$(52,060,481)	$(8,542,025)

Common Stock issued for cash – Reversal	-	-	-	-	(20,000)	-	(20,000)
Common Stock issued for acquisition of Cyren Assets ⁽ⁱ⁾	-	-	165,290	165	1,999,835	-	2,000,000
Common Stock issued for conversion of debt ⁽ⁱ⁾	-	-	4,394	2,049	22,951	-	25,000
Warrant issued in conjunction with debts ⁽ⁱ⁾	-	-	-	-	1,682,499	-	1,682,499
Stock-based compensation ⁽ⁱ⁾	-	-	500	(18)	120,981	-	120,963
Net loss	-	-	-	-	-	(1,979,676)	(1,979,676)
Balance – September 30, 2023 ⁽ⁱ⁾	149,892	$150	269,124	$61,556	$47,265,212	$(54,040,157)	$(6,713,239)

(1)	Reflects retrospectively the 1-for-600 reverse stock split that became effective September 30, 2023. Refer to Note 1 “Summary of Business Operations and Significant Accounting Policies

See the accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

DATA443 RISK MITIGATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(4,421,955)	$(2,628,029)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
(Gain) loss on settlement of debt	-	(5,057,970)
Stock-based compensation expense	741,049	641,552
Depreciation and amortization	670,182	511,485
Amortization of debt discount	1,237,776	1,239,686
Bad debt	(6,250)	-
Lease liability amortization	(35,040)	(96,204)
Changes in operating assets and liabilities:
Accounts receivable	257,884	(3,645)
Prepaid expenses and other assets	29,467	(556,786)
Accounts payable and accrued liabilities	2,008,655	1,877,179
Deferred revenue	(479,372)	(542,900)
Accrued interest expense	802,496	5,136,419
Deposit	9,611	-
Net Cash provided by Operating Activities	814,503	520,787

CASH FLOWS FROM INVESTING ACTIVITIES:
Advance payment for acquisition	-	(100,000)
Purchase of property and equipment	-	(185,523)
Net Cash used in Investing Activities	-	(285,523)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of convertible notes payable	249,403	1,067,631
Repayment of convertible notes payable	(310,987)	(294,868)
Finance lease payments	-	(10,341)
Bank overdraft	1,038	-
Repayment of notes payable	(750,753)	(1,252,955)
Proceeds from related parties	215,165	318,447
Repayment to related parties	(302,939)	(60,000)
Net Cash used in Financing Activities	(899,073)	(232,086)

Net change in cash	(84,570)	3,178
Cash, beginning of period	84,570	1,712
Cash, end of period	$-	$4,890

Supplemental cash flow information
Cash paid for interest	$355,721	$701,427
Cash paid for taxes	$-	$-

Non-cash Investing and Financing transactions:
Common Stock issued for purchase of intangibles	$-	$2,000,000
Settlement of convertible notes payable through issuance of common stock	$62,076	$357,592
Common Stock issued in conjunction with convertible note	$-	$-
Warrant issued in conjunction with debts	$-	$1,682,499

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

Advance Payment for Acquisition

On January 19, 2022, we entered into an Asset Purchase Agreement with Centurion Holdings I, LLC (“Centurion”) to acquire the intellectual property rights and certain assets collectively known as Centurion SmartShield Home and SmartShield Enterprise, patented technology that protects and recovers devices in the event of ransomware attacks. The total purchase price of $3,400,000 consists of: (i) a $250,000 cash payment at closing; (ii) a $2,900,000 promissory note issued by Data443 in favor of Centurion (“Centurion Note”); and (iii) $250,000 in the form of a contingent payment. The Centurion Note matures January 19, 2027 but provides that Data443’s repayment obligation would accelerate on the occurrence of certain events. One of those events was a financing event that did not occur within the originally anticipated timeframe. If that event had occurred, then Data443’s repayment obligation would have been to repay the balance of the outstanding principal and interest as follows: (i) $500,000 of the then-outstanding amount due in cash; and (ii) the remaining balance, at Data443’s option, in Common stock or a combination of Common stock and cash, with the number of shares of Common stock to be determined according to a specified formula. In April 2022, Data443 and Centurion agreed that, even though the trigger for this acceleration event did not occur, Data443 would issue shares of Common stock to Centurion in an amount then-equivalent to $2,400,000, as partial repayment of the obligation due under the Centurion Note. The number of shares of Common stock Data443 issued to Centurion on April 20, 2022, was 380,952. Because Data443 still has some repayment obligations to fulfill under the Centurion Note, as of the filing date of these financial statements, the acquisition that is the subject of the Centurion Asset Purchase Agreement is still not completed and is expected to be completed in 2024.

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

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, we have included all adjustments considered necessary for a fair presentation and such adjustments are of a normal recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2023 and notes thereto and other pertinent information contained in our Form 10-K as filed with the SEC on April 16, 2024. The results of operations for the three months and nine months ended September 30, 2024, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2024.

Basis of Consolidation

The accompanying unaudited consolidated financial statements as of September 30, 2024 include our accounts and those of our wholly-owned subsidiary, Data 443 Risk Mitigation, Inc., a North Carolina operating company. These unaudited consolidated financial statements have been prepared on the accrual basis of accounting in accordance with US GAAP. All inter company balances and transactions have been eliminated in consolidation.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current presentation. These reclassifications had no impact on net earnings (loss) or and financial position.

Accounts Receivable

Trade receivables are generally recorded at the invoice amount mostly for a one-year period, net of an allowance for credit loss. For the three months ended September 30, 2024, and September 30, 2023, we recorded bad debt expense of $6,250 and $0, respectively

Stock-Based Compensation

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

We recorded approximately $741,049 in stock-based compensation expense for the nine months ended September 30, 2024, compared to $641,552 in stock-based compensation expense for the nine months ended September 30, 2023. Determining the appropriate fair value model and the related assumptions requires judgment. During the nine months ended September 30, 2024, the fair value of each option grant was estimated using a Black-Scholes option-pricing model. The expected volatility represents the historical volatility of our publicly traded common stock. Due to limited historical data, we calculate the expected life based on the mid-point between the vesting date and the contractual term which is in accordance with the simplified method. The expected term for options granted to nonemployees is the contractual life. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of stock options. We have not paid and do not anticipate paying cash dividends on our shares of Common stock; therefore, the expected dividend yield is assumed to be zero.

Contingencies

We account for contingent liabilities in accordance with Accounting Standards Codification (“ASC”) Topic 450, Contingencies. This standard requires management to assess potential contingent liabilities that may exist as of the date of the financial statements to determine the probability and amount of loss that may have occurred, which inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in our financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed in our financial statements. For loss contingencies considered remote, we generally would neither accrue any estimated liability nor disclose the nature of the contingent liability in our financial statements. Management has assessed potential contingent liabilities as of September 30, 2024, and based on that assessment, there are no probable or possible loss contingencies requiring accrual or establishment of a reserve.

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

For the nine months ended September 30, 2024 and 2023, respectively, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive:

	Nine Months Ended
	September 30,
	2024	2023
	(Shares)	(Shares)
Series A Preferred Stock	149,892,000	149,892,000
Stock options (1)	864,887	9,765
Warrants (1)	754,200	754,240
Total	151,610,027	150,656,005

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

NOTE 3: PROPERTY AND EQUIPMENT

The following table summarizes the components of our property and equipment as of the dates presented:

	September 30,	December 31,
	2024	2023
Furniture and Fixtures	$6,103	$6,103
Computer Equipment	1,053,193	1,053,193
	1,059,296	1,059,296
Accumulated depreciation	(774,703)	(649,771)
Property and equipment, net of accumulated depreciation	$284,593	$409,525

Depreciation expense for the nine months ended September 30, 2024 and 2023, was $124,932 and $91,216, respectively.

During the nine months ended September 30, 2024 and 2023, we purchased property and equipment of $-0- and $185,523, respectively.

NOTE 4: INTELLECTUAL PROPERTY

The following table summarizes the components of our intellectual property as of the dates presented:

	September 30, 2024	December 31, 2023
Intellectual property:
WordPress® GDPR rights	$46,800	$46,800
ARALOC™	1,850,000	1,850,000
ArcMail License	1,445,000	1,445,000
DataExpressTM	1,388,051	1,388,051
FileFacetsTM	135,000	135,000
IntellyWP™	60,000	60,000
Resilient Network Systems	305,000	305,000
Cyren Engines	3,500,000	3,500,000
	8,729,851	8,729,851
Accumulated amortization	(5,749,285)	(5,204,035)
Impairment	-	-
Intellectual property, net of accumulated amortization	$2,980,566	$3,525,816

We recognized amortization expense of $545,250 and $249,334 for the nine months ended September 30, 2024, and 2023, respectively.

NOTE 5: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following table summarizes the components of our accounts payable and accrued liabilities as of the dates presented:

	September 30,	December 31,
	2024	2023
Accounts payable	$3,300,655	$2,004,462
Credit cards	75,296	81,055
Accrued liabilities	1,993,172	1,274,952
	$5,369,123	$3,360,469

NOTE 6: DEFERRED REVENUE

For the nine months ended September 30, 2024 and as of December 31, 2023, changes in deferred revenue were as follows:

	September 30,	December 31,
	2024	2023
Balance, beginning of period	$1,823,569	$2,493,151
Deferral of revenue	1,489,764	1,912,729
Recognition of deferred revenue	(1,969,136)	(2,582,311)
Balance, end of period	$1,344,197	$1,823,569

As of September 30, 2024 and December 31, 2023, deferred revenue is classified as follows:

	September 30,	December 31,
	2024	2023
Current	$1,219,080	$1,627,572
Non-current	125,117	195,997
	$1,344,197	$1,823,569

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

We recognized total lease expense of approximately $133,484 and $55,389 for the three months ended September 30, 2024 and 2023, respectively, primarily related to operating lease costs paid to lessors from operating cash flows. We recognized total lease expense of approximately $297,916 and $202,383 for the nine months ended September 30, 2024 and 2023, respectively, primarily related to operating lease costs paid to lessors from operating cash flows. As of September 30, 2024 and December 31, 2023, we recorded a security deposit of $36,062 and $29,467, respectively.

At September 30, 2024, future minimum lease payments under operating leases that have initial noncancelable lease terms in excess of one year were as follows:

Total
Year Ended December 31,
2024 (excluding the nine months ended September 30, 2024)	93,602
Thereafter	-

Less: Imputed interest	(1,538)
Operating lease liabilities	92,064

Operating lease liability - current	92,064
Operating lease liability - non-current	$-

The following summarizes other supplemental information about our operating leases as of September 30, 2024:

Weighted average discount rate	12%
Weighted average remaining lease term (years)	.25

Financing leases

We lease computer and hardware under non-cancellable finance leases. The term of those finance leases is 3 years and annual interest rate is 12%. At September 30, 2024 and December 31, 2023, the finance lease obligations included in current liabilities were $10,341 and $10,341, respectively, and finance lease obligations included in long-term liabilities were $0 and $0, respectively. The lease is not in default and there are no penalties and the company does not have to return the equipment in use. As of September 30, 2024 and December 31, 2023, we recorded a security deposit of $0.

At September 30, 2024, future minimum lease payments under the finance lease obligations, are as follows:

Total

2024	10,341
Thereafter	-
10,341
Less: Imputed interest	-
Finance lease liabilities	10,341

Finance lease liability	10,341
Finance lease liability - non-current	$-

As of September 30, 2024 and December 31 2023, finance lease assets are included in property and equipment as follows:

	September 30,	December 31,
	2024	2023
Finance lease assets	$267,284	$267,284
Accumulated depreciation	(267,284)	(267,284)
Finance lease assets, net of accumulated depreciation	$-	$-

NOTE 8: CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

	September 30,	December 31,
	2024	2023
Convertible Notes - Issued in fiscal year 2020	97,946	97,946
Convertible Notes - Issued in fiscal year 2021	508,440	508,440
Convertible Notes - Issued in fiscal year 2022	1,146,215	1,201,083
Convertible Notes - Issued in fiscal year 2023	1,854,584	2,067,893
Convertible Notes - Issued in fiscal year 2024	216,572	-
	3,823,757	3,875,362
Less debt discount and debt issuance cost	(25,183)	(730,028)
	3,798,574	3,145,334
Less current portion of convertible notes payable	3,700,627	3,047,388
Long-term convertible notes payable	$97,947	$97,946

During the three months ended September 30, 2024 and September 30, 2023, we recognized interest expense of $209,238 and $145,164 and amortization of debt discount, included in interest expense of $38,809 and $398,838, respectively.

During the nine months ended September 30, 2024 and 2023, we recognized interest expense of $1,247,099 and $431,806, respectively, and amortization of debt discount expense of $769,691 and $544,675, respectively.

Conversion

During the nine months ended September 30, 2024, we converted notes with principal amounts, accrued interest and fees of $62,075 into 49,626 shares of common stock.

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

Promissory Notes - Issued in fiscal year 2021

In 2021, we issued convertible promissory notes with principal amounts totaling $1,696,999, which resulted in cash proceeds of $1,482,000 after financing fees of $214,999 were deducted. The 2021 Convertible Notes have the following key provisions:

●	Terms ranging from 90 days to 12 months.

●	Annual interest rates of 5% to 12%.

●	Convertible at the option of the holders after varying dates.

●	Conversion price based on a formula corresponding to a discount (39% discount) off the average closing price or lowest trading price of our Common stock for the 20 prior trading days including the day on which a notice of conversion is received.

●	The Mast Hill Fund, LLC convertible promissory note matured on October 19, 2023. The default annual interest rate of 16% becomes the effective interest rate on the past due principal and interest. As of September 30, 2024 the note had a principle balance of $508,440 and accrued interest of $120,950. The note is currently in default.

The 2021 Convertible Notes also were associated with the following:

●	The issuance of 2 shares of Common stock valued at $133,663.

●	The issuance of 197 warrants to purchase shares of Common stock with an exercise price a range from $4,464 to 21,600. The term in which the warrants can be exercised is 5 years from issue date.

During the nine months ended September 30, 2024, in connection with the 2021 Convertible Notes, we repaid principal in the amount of $-0- and interest expense of $-0-.

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

Promissory Notes - Issued in fiscal year 2023

During the year ended December 31, 2023, we issued convertible promissory notes with principal amounts totaling $2,211,083, which resulted in cash proceeds of $2,015,000 after deducting a financing fee of $462,112. The 2023 Convertible Notes have the following key provisions:

●	Terms ranging from 9 to 12 months.

●	Annual interest rates of 9% to 20%.

●	Convertible at the option of the holders after varying dates.

●	Conversion price based on a formula corresponding to a discount (20% or 30% discount) off the lowest trading price of our Common Stock for the 20 prior trading days including the day on which a notice of conversion is received, although one of the 2023 Convertible Notes establishes a fixed conversion price of $.50 per share and two of the 2023 Convertible Notes have a fixed conversion price of $.005 per share.

●	As of the year ended September 30, 2024, there were no derivative liabilities.

Promissory Notes - Issued in fiscal year 2024

For the nine months ended September 30, 2024, we issued convertible promissory notes with principal amounts totaling $314,250, which resulted in cash proceeds of $255,000 after deducting a financing fee of $59,250. The 2024 Convertible Notes have the following key provisions:

●	Terms of 9 months.

●	Annual interest rates of 15%.

●	Convertible at the option of the holders after varying dates.

●	Conversion price based on a formula corresponding to a discount (20% or 30% discount) off the lowest trading price of our Common Stock for the 20 prior trading days including the day on which a notice of conversion is received.

●	As of the nine months ended September 30, 2024, there were no derivative liabilities.

NOTE 9: NOTES PAYABLE

Notes payable consists of the following:

	September 30, 2024	December 31, 2023	Maturity	Interest Rate
Economic Injury Disaster Loan - originated in May 2020	$500,000	$500,000	30 years	3.75%
Promissory note - originated in February 2021	1,305,373	1,305,373	5 years	4.0%
Promissory note - originated in April 2021 (1)	676,693	676,693	1 year	12%
Promissory note - originated in July 2021 (1)	282,000	282,000	1 year	12%
Promissory note - originated in September 2021	23,819	31,758	$1,383.56 monthly payment for 60 months	28%
Promissory note - originated in April 2022	44,792	57,577	$1,695.41 monthly payment for 36 months	16.0%
Promissory note - originated in April 2022	-	47,392	$7,250 daily payment for 168 days	25%
Promissory note - originated in July 2022	34,597	43,579	$1,485.38 monthly payment for 60 months	18%
Promissory note - originated in July 2022	42,848	67,333	$3,546.87 monthly payment for 36 months	10%
Promissory note - originated in August 2022	16,969	20,797	$589.92 monthly payment for 60 months	8%
Promissory note - originated in October 2022	824,032	1,081,032	$1,749.00 daily payment for 30 days	66%
Promissory note - originated in January 2023	2,830	4,328	$237.03 monthly payment for 36 months	25%
Promissory note - originated in March 2023	38,651	47,570	$1,521.73 monthly payment for 60 months	18%
Promissory note - originated in March 2023	7,836	11,754	$559.25 monthly payment for 36 months	17%
Promissory note - originated in April 2023	21,115	24,634	$3,999.00 monthly payment for 12 months	12%
Promissory note - originated in April 2023	23,054	33,054	$3,918.03 monthly payment for 12 months	6%
Promissory note - originated in May 2023 (2)	75,000	322,000	3 months	29%
Promissory note - originated in September 2023	285,480	394,444	12 months	18%
Promissory note - originated in August 2023	11,371	15,895	36 months	14%
Promissory note - originated in December 2023	1,145,882	1,145,882	12 months	10%
	5,362,342	6,113,095
Less debt discount and debt issuance cost	(585,552)	(1,053,637)
	4,776,790	5,059,458
Less current portion of promissory notes payable	3,239,410	3,704,326
Long-term promissory notes payable	$1,537,380	$1,355,132

During the nine months ended September 30, 2024 and 2023, we recognized interest expense of $887,355 and $313,069, and amortization of debt discount, included in interest expense of $468,085 and $695,011, respectively.

During the three months ended September 30, 2024 and 2023, we recognized interest expense of $118,352 and $76,962, and amortization of debt discount, included in interest expense of $100,631 and $215,065, respectively

During the nine months ended September 30, 2024 and 2023, we issued promissory notes for a total of $-0- and $1,617,868, less discount of $-0- and $1,671,868, and repaid $739,753 and $205,737, respectively.

During the three months ended September 30, 2024 and 2023, we issued promissory notes for a total of $0 and $18,096, less discount of $0 and $18,096, and repaid $169,503 and $205,737, respectively.

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

Westland Properties, LLC

Effective September 1, 2023, the Company exchanged its convertible promissory note originally issued on December 21, 2021 in the amount of $555,555 in favor of Westland Properties, LLC for the issuance of a new promissory note issued in favor of Westland Properties, LLC in the amount of $665,000 (the “Exchange Note”). The original convertible Note was cancelled as a result of the exchange and the issuance of the Exchange Note. Terms of the Exchange Note include, without limitation, the following:

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

Cyren Asset Purchase Agreement – Earnout Payable

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

As part of the Purchase Agreement, the Company recorded a liability for the balance of the Earnout amount that is still outstanding, $1,145,882, list above the notes payable section. The Company is in default of the outstanding Earnout amount stated above. As a result of the default on August 9, 2024, Plaintiff Guy Gissin, Adv., in his capacity as the Appointed Receiver for the Assets of Cyren Ltd. (“Plaintiff’) filed a lawsuit against Data443 Risk Mitigation, Inc., a North Carolina corporation, the Company’s wholly-owned subsidiary (the “Subsidiary”), in US District Court Eastern District of North Carolina, naming the Subsidiary as the defendant (the “Complaint”). The Subsidiary is in the process of engaging local litigation counsel to defend itself in the litigation. An answer to the Complaint will be filed shortly. Based on the early stages of the Complaint, and the inherent uncertainty as to the outcome, at this time, the Company is not able to reasonably estimate a possible range of loss.

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

Preferred Stock

As of September 30, 2024, we are authorized to issue 80,000 of Series B Preferred Stock with par value of $0.001. Each share of Series B Preferred Stock (i) is convertible into Common Stock at a price per share equal to sixty one percent (61%) of the lowest price for our Common Stock during the twenty (20) days of trading preceding the date of the conversion; (ii) earns dividends at the rate of nine percent (9%) per annum; and, (iii) has no voting rights.

As of September 30, 2024 and December 31, 2023, -0- and -0- shares of Series B were issued and outstanding, respectively.

As of September 30, 2024 we are authorized it issue 150,000 of Series A Preferred Stock with a par value of $0.001. Each share of Series A is the equivalent of 15,000 shares of Common Stock. Our Chief Executive Officer, Jason Remillard, holds 149,892 shares of our Series A Preferred Stock. Through his ownership of Series A Preferred Shares, Mr. Remillard has voting control over all matters to be submitted to a vote of our shareholders.

As of September 30, 2024 and December 31, 2023, 149,892 and 149,892 shares of Series A were issued and outstanding, respectively.

The remaining 107,500 preferred shares have not been designated.

Common stock

As of September 30, 2024, we are authorized to issue 500,000,000 shares of Common stock with a par value of $0.001. All shares have equal voting rights, are non-assessable, and have one vote per share.

During the nine months ended September 30, 2024, we issued Common stock as follows:

●	49,626 shares issued for conversion of debt;

As of September 30, 2024 and December 31, 2023, 322,500 and 272,874 shares of Common stock were issued and outstanding, respectively.

Warrants

A summary of activity during the nine months ended September 30, 2024 follows:

	Warrants Outstanding
		Weighted Average
	Shares	Exercise Price
Outstanding, December 31, 2023	616,934	$8.03
Granted	-	-
Exercised	-	-
Forfeited/canceled	-	-
Outstanding, September 30, 2024	616,934	$8.03

During the nine months ended September 30, 2024, 0 warrants were exercised cashless and we issued 0 shares of Common stock as a result.

The following table summarizes information relating to outstanding and exercisable warrants as of September 30, 2024:

Exercisable Warrants Outstanding
	Weighted Average Remaining
Number of Warrants	Contractual life (in years)	Weighted Average Exercise Price
10	1.45	$96,000.00
12	1.81	$72,000.00
26	2.07	$21,600.00
5	2.25	$21,600.00
55	2.35	$5,929.10
124	2.48	$4,464.00
32	2.86	$3,600.00
3	2.86	$3,600.00
270,833	-	$0.60
250,000	-	$0.60
54,167	-	$0.60
41,667	.01	$0.60
616,934	.23	$8.03

NOTE 12: STOCK-BASED COMPENSATION

Stock Options

During the nine months ended September 30, 2024, we granted options for the purchase of our Common stock to certain employees as consideration for services rendered. The terms of the stock option grants are determined by our Board of Directors. Our stock options generally vest upon the one-year anniversary date of the grant and have a maximum term of ten years.

The following summarizes the stock option activity for the nine months ended September 30, 2024:

	Options Outstanding	Weighted- Average Exercise Price
Balance as of December 31, 2023	14,112	$1.67
Grants		1.23
Exercised	-	-
Cancelled	-	-
Balance as of September 30, 2024	14,112	$1.24

The following summarizes certain information about stock options vested and expected to vest as of September 30, 2024:

	Number of Options	Weighted- Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price
Outstanding	864,887	9.64	$45.45
Exercisable	22,509	8.67	$45.45
Expected to vest	842,378	9.64	$45.45

As of September 30, 2024 and December 31, 2023, there was $403,499 and $35,227, respectively, of total compensation costs related to non-vested stock-based compensation arrangements which we expect to recognized within the next 12 months.

Restricted Stock Awards

The following summarizes the restricted stock activity for the nine months ended September 30, 2024:

		Weighted- Average
	Shares	Fair Value
Balance as of December 31, 2023	20,214	$243,781
Shares of restricted stock granted	73,258	180,000
Exercised	-	-
Cancelled	-	-
Balance as of September 30, 2024	93,472	$423,781

Number of Restricted Stock Awards	September 30, 2024	December 31, 2023
Vested	47,658	5,288
Non-vested	44,776	14,926

NOTE 13: INTEREST EXPENSE

For the nine months ended September 30, 2024 and 2023, the Company recorded interest expense as follows:

	September 30, 2024	September 30, 2023
Interest expense - convertible notes	$477,408	$4,141,938
Interest expense - notes payable	419,270	150,245
Other	153,084	29,690
Amortization of debt discount	1,237,776	625,783
	$2,287,538	$4,947,656

NOTE 14: RELATED PARTY TRANSACTIONS

Jason Remillard is our president and Chief Executive Officer and the sole director. Through his ownership of Series A Preferred Shares, Mr. Remillard has voting control over all matters to be submitted to a vote of our shareholders.

During the nine months ended September 30, 2024, the Company borrowed $-0- from our CEO, our CEO paid operating expenses of $214,165 on behalf of the Company and the Company repaid $302,939 to our CEO.

As of September 30, 2024 and December 31, 2023, we had due to related party transactions in the amounts of $253,663 and $341,437, respectively.

NOTE 15: SUBSEQUENT EVENTS

The Company does not have any events subsequent to September 30, 2024, through November 14, 2024, the date the financial statements were issued for disclosure consideration, except for the following:

●	On October 7, 2024, we issued 15,070 shares of Common Stock to Fast Capital, LLC pursuant to an agreement with Fast Capital, LLC, in exchange for $4,973 in note payable principal.

●	On October 9, 2024, we issued 15,991 shares of Common Stock to GS Capital Partners, LLC pursuant to an agreement with GS Capital Partners, LLC, in exchange for $1,850 in note payable principal, $901.39 in accrued and $175 in applicable fees.

●	On October 21, 2024, we issued 16,552 shares of Common Stock to GS Capital Partners, LLC pursuant to an agreement with GS Capital Partners, LLC, in exchange for $630 in note payable principal, $311.93 in accrued and $825 in applicable fees.

●	On October 22, 2024, we issued 17,446 shares of Common Stock to Root Ventures, LLC pursuant to an agreement with Root Ventures, LLC, in exchange for $1,351 in note payable principal.

●

On November 5, 2024, we issued 19,063 shares of Common Stock to GS Capital Partners, LLC pursuant to an agreement with GS Capital Partners, LLC, in exchange for $595.00   in note payable principal, $300.47 in accrued and $500.00 in applicable fees.

●	On November 6, 2024, we issued 400,000 shares of Common Stock to Jason Remillard, CEO as conversion of 400 shares of Preferred Stock Series A.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition for the nine months ended September 30, 2024 and for the year ended December 31, 2023 should be read in conjunction with our consolidated financial statements, and the notes to those financial statements that are included elsewhere in this quarterly report on Form 10-Q for the quarter ended September 30, 2024 (the “Quarterly Report”).

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

Sector-specific US laws, state-level legislation, and outside-the-United States (OUS) regulations are confounding enterprises of all sizes for whom safeguarding and stewarding data is key, but for whom becoming specialists in privacy and security is not an element of their strategic roadmap. For many of these enterprises, we can bridge the gap between their need to protect data and their need to use their resources to grow their core business by offering turnkey solutions and related counselling and technical support to offset risks from data breaches and security incidents of various types. We provide products and services for the marketplace that are designed to protect data that is stored in the cloud, on-premises, and in hybrid cloud/on-premises environments, and data that is transmitted throughout the enterprise, including but not limited to by remote employees. Our suite of security products focuses on protecting sensitive files and email, confidential customer, patient and employee data, financial records, strategic and product plans, intellectual property and other proprietary information, allowing our customers to create, share, and protect their sensitive data wherever it is stored and however it is used.

We deliver solutions and capabilities that businesses can use in conjunction with their use of established cloud vendors such as Microsoft® Azure, Google® Cloud Platform (GCP), and Amazon® Web Services (AWS), as well as with on-premises databases and database applications and with virtualization platforms, such as those hosted or configured using VMWare®, Citrix®, and Oracle® products.

We sell or plan to sell substantially all of our products and services through a sales model that combines the leverage of a channel sales model or direct account management, thereby providing us with opportunities to grow our current customer base and deliver our value proposition for data privacy and security. We endeavour to use subscription models to license products and services, commonly for a paid in-advance, multiyear term that is auto-renewing. We also make use of channel partners, distributors, and resellers which sell to end-users of the products and services. This approach allows us to maintain close relationships with our customers and benefit from the global reach of our partners. Additionally, we are enhancing our product offerings and go-to-market strategy by establishing technology alliances within the IT infrastructure and security vendor ecosystem. Our sales and marketing focus for new organic growth is on organizations with 500 or more users who are adopting cloud services and can make larger purchases with us over time and have a greater potential lifetime value.

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

Results of Operations for the Three and Nine months Ended September 30, 2024 Compared to the Three and Nine months Ended September 30, 2023

Our operations for the three months ended September 30, 2024 and 2023 are outlined below:

	Three Months Ended
	September 30
	2024	2023	$ Change	% Change
Revenue	$1,146,937	$693,835	$453,102	65%
Cost of revenue	372,651	190,425	182,226	96%
Gross Profit	774,286	503,410	270,876	54%
Gross Profit Percentage	68%	73%

Operating expense	1,588,932	1,505,454	83,478	6%
Other income (expense)	(467,353)	(977,632)	510,279	52)%
Net Income (loss)	$(1,281,999)	$(1,979,676)	$697,677	(35)%

Revenue

The increase in revenue is due to our customers of Cyren related offerings after one year post our acquisition of intellectual property from the Appointed Receiver for the Assets of Cyren Ltd. Many customers that we reacquired after the purchase were still in contract negotiations as of the end of Q3 2023. We continue to see organic growth in increased consumption of our services that contain storage or volume components, matching our expectations and as is reflected in our continuing Annual Recurring Revenue (“ARR’) growth. We are offering and closing deals based on professional services consulting to further enable our technological capabilities within our existing customer base and new customer opportunities.

Cost of Revenue

Cost of revenue consists of direct expenses, such as labor, shipping, and supplies. The increase in cost of revenue is a result of costs associated with our acquisition of Cyren intellectual property, specifically our large data center spent. Significant efforts continue to reduce/minimize the operating footprint of the Cyren Assets as well increased emphasis on productivity for the Company in general.

Operating Expenses

For the three months ended September 30, 2024 and 2023 our operating expenses were as follows:

	Three Months Ended
	September 30,
	2024	2023	$ Change	% Change

General and administrative	$1,560,087	$1,471,024	$89,063	6%
Sales and marketing	28,845	34,430	(5,585)	(16)%
Total operating expenses	$1,588,932	$1,505,454	$83,478	6%

General and Administrative Expenses

The general and administrative expenses primarily consisted of management costs, costs to integrate assets we acquired and to expand sales, product enhancements, audit and review fees, filing fees, professional fees, and other expenses related to SEC reporting, in connection with the projected growth of our business. Additionally, we continue to incur specific one-time costs in relation to our planned national exchange-based uplisting, additional financing activities and related functions. The increase in general and administrative expense was primarily due to a slight increase in payroll expense and professional service fees but we continue a general cost reduction effort by the Company. As a specific effort of our expense and cost reduction efforts, we are not renewing our corporate office space at the end of our current lease and moving to an all-remote working environment. This specific change will result in an annual savings of over $385,000.

Sales and Marketing Expenses

The sales and marketing expenses primarily consisted of additional focus on cross-sell, upsell and growth in existing contracts from customers. As our retention activities of the assets of Cyren customer base has largely transitioned to increased consumption and quality of service delivery efforts. The decrease in sales and marketing expense is primarily due to the timing related to our focused investments in marketing campaigns, supporting tools and direct client engagement efforts to form our product roadmaps and continue to deliver significant value to our clients.

Other income (expense)

Other income (expenses) for the three months ended September 30, 2024 consisted primarily of interest expense. Other expenses for the three months ended September 30, 2023 consisted of interest expense as well as the affect of the settlement of debt.

Net Loss

Net loss decreased 35% from net loss of $1,979,676 for the three months ended September 30, 2023 to net loss of $1,281,999 for the three months ended September 30, 2024. The net loss was mainly derived from an operating loss of $814,646, and interest expense of $466,200. The net loss for the three months ended September 30, 2023 was mainly derived from an operating loss of $1,002,044, and interest expense of $983,100. The decrease in net loss was primarily due to the decrease in interest and increase in revenue and gross profit from the prior year’s three months ended September 30, 2023.

Our operations for the nine months ended September 30, 2024 and 2023 are outlined below:

	Nine months Ended
	September 30,		Change
	2024	2023	$	%
Revenue	$3,807,080	$2,692,681	$1,114,399	41%
Cost of revenue	1,792,680	644,288	1,148,392	178%
Gross Profit	2,014,400	2,048,393	(33,993)	(2)%
Gross Profit Percentage	53%	76%

Operating expense	4,143,145	4,638,315	(495,171)	(11)%
Other income (expense)	(2,293,210)	(38,107)	(2,255,103)	5918%
Net loss	$(4,421,955)	$(2,628,029)	$(1,793,926)	68%

Revenue

Revenues increased 41% from $2,692,681 for the nine months ended September 30, 2023 to $3,807,080 for the nine months ended September 30, 2024. The increase in revenue is due to our acquisition of intellectual property from the Appointed Receiver for the Assets of Cyren Ltd. However, we continue to see organic growth in increased consumption of our services that contain storage or volume components, matching our expectations and as is reflected in our continuing Annual Recurring Revenue (“ARR’) growth. We are offering and closing deals based on professional services consulting to further enable our technological capabilities within our existing customer base.

Cost of Revenue

Cost of revenue consists of direct expenses, such as labor, software and technology, and supplies. The increase in cost of revenue is a result of costs associated with our acquisition of Cyren intellectual property, specifically our large data center spent. Significant efforts continue to reduce/minimize the operating footprint of the Cyren Assets as well increased emphasis on productivity for the Company in general.

Operating Expenses

For the nine months ended September 30, 2024 and 2023 our operating expenses were as follows:

	Nine months Ended
	September 30,		Change
	2024	2023	$	%

General and administrative	$3,737,889	$4,507,332	$(769,443)	(17)%
Sales and marketing	405,256	130,983	274,273	209%
Total operating expenses	$4,143,145	$4,638,315	$(495,170)	(11)%

General and Administrative Expenses

The general and administrative expenses primarily consisted of management costs, costs to integrate assets we acquired and to expand sales, product enhancements, audit and review fees, filing fees, professional fees, and other expenses related to SEC reporting, including the re-classification of sales-related management expenses, in connection with the projected growth of our business. Additionally, we continue to incur specific costs in relation to our planned uplist to the Nasdaq Capital Markets, additional financing activities and related functions. The decrease in general and administrative expense was primarily due to the Company’s emphasis on reducing overall costs, decreasing overhead expenses, and finding savings specific to our acquisition-related costs. As a specific effort of our expense and cost reduction efforts, we are not renewing our corporate office space at the end of our current lease and moving to an all-remote working environment. This specific change will result in an annual savings of over $385,000.

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

Other income (expense)

Other income (expenses) for the nine months ended September 30, 2024 consisted primarily of interest expense. Other income (expenses) for the nine months ended September 30, 2023 consisted primarily of interest expense and an forgiveness of debt on note payable of $4,724,299.

Net Loss

Net loss increased 60% from $2,628,029 for the nine months ended September 30, 2023 to $4,421,955 for the nine months ended September 30, 2024. The net loss was mainly derived from an operating loss of $2,128,745, and interest expense of $2,287,538. The net loss for the nine months ended September 30, 2023 was mainly derived from an operating loss of $2,589,922 and interest expense of $4,947,656 and settlement of debt of $4,909,549.

Accumulated Losses

We had a net operating loss carryfowards of approximately $6 million from prior operations in 2017, before our current President and Chief Executive Officer acquired a controlling interest in the company. Subsequent to this and through September 30, 2024, we have relied on convertible notes and other debt instruments that may contain unfavorable discounts, origination fees, and have embedded conversion features that are subject to derivative treatment for accounting purposes. Due primarily to this treatment of convertible notes, debt and related derivative accounting, since 2017, we have accumulated deficits of approximately $14.1 million due to derivative valuations and $16.3 million expensed for interest and amortization of debt discounts for financing and other origination fees.

Liquidity and Capital Resources

Working Capital

The following table provides selected financial data about our company as of September 30, 2024 and December 31, 2023, respectively.

	September 30,	December 31,
	2024	2023	Change	%
Current assets	$58,134	$423,805	$(365,671)	(86)%
Current liabilities	$16,032,862	$13,801,416	$2,231,446	16%
Working capital deficiency	$(15,974,728)	$(13,377,611)	$(2,597,117)	19%

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of September 30, 2024, we had bank overdraft of $1,038 and our principal sources of liquidity were trade accounts receivable of $58,134, and prepaid expenses and other current assets of $0, as compared to cash of $84,570, trade accounts receivable of $309,768 and prepaid and other current assets of $29,467 as of December 31, 2023.

During the last two years, and through the date of this Report, we have faced an increasingly challenging liquidity situation that has limited our ability to execute our operating plan. We will need to obtain capital to continue operations. There is no assurance that we will be able to secure such funding on acceptable terms. During the nine months ended September 30, 2024, we reported a loss from operations of $4,421,955.

As of September 30, 2024, we had assets of cash in the amount of $0 and other current assets in the amount of $58,134. As of September 30, 2024, we had current liabilities of $16,032,862. Our accumulated deficit as of September 30, 2024 was $60,078,791.

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

Cash Flow

	Nine months Ended
	September 30,
	2024	2023	Change
Cash provided by (used in) operating activities	$814,503	$520,787	$293,716
Cash used in investing activities	$-	$(285,523)	$285,523
Cash used financing activities	$(899,073)	$(232,086	$(666,990)
Cash on hand	$-	$4,890	$(4,890)

Operating Activities

During the nine months ended September 30, 2024, we generated $814,503 by operating activities, compared to $520,787 to used by during the three months ended September 30, 2023.

Investing Activities

During the nine months ended September 30, 2024, we used $-0- funds in investing activities. During the nine months ended September 30, 2023, we used funds in investing activities of $285,523 to acquire property and equipment.

Financing Activities

During the nine months ended September 30, 2024, we raised $249,403 from issuance of convertible debt; proceeds from related party of $215,165; repayment of convertible note payable of $310,987 repayment of $750,753 on notes payable; and repayment to related party of $302,939. For September 30, 2024 we had net cash outflows for financing activities of $867,226. By comparison, during the nine months ended September 30, 2023, we raised $1,067,631 from issuance of convertible debt, received proceeds from a related party of $318,447, and repaid of convertible note payable of $294,868, repaid of $1,252,955 on notes payable; and repaid to a related party of $60,000. For September 30, 2023 we had net cash outflows for financing activities of $232,086.

We are dependent upon the receipt of capital investment or other financing to fund our ongoing operations and to execute our business plan. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our plan of operations.

Off-Balance Sheet Arrangements

As of September 30, 2024, we did not have any off-balance sheet arrangements.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. However, our chief executive officer and our chief financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under Exchange Act) as of the end of the period reported on this Quarterly Report on Form 10-Q and have concluded that we have material weaknesses and significant deficiencies in our internal control over financial reporting as described below. Accordingly, our disclosure controls and procedures were not sufficient to accomplish their objectives at the reasonable assurance level as of September 30, 2024.

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

Based on our evaluation under the criteria set forth in 2013 Internal Control — Integrated Framework, our management concluded that, as of September 30, 2024 our internal control over financial reporting was not effective because of the identification of material weaknesses described as follows:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the nine months ended September 30, 2024, we issued shares of our common stock as follows, pursuant to exemption from registration pursuant to Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder:

●	On January 11, 2024, we issued 13,469 shares of Common Stock to GS Capital Partners LLC pursuant to an agreement with GS Capital Partners LLC, in exchange for $17,458 in note payable principal and $5,547 of accrued interest.
●	On April 23, 2024, we issued 20,491 shares of Common Stock to Fast Partners LLC pursuant to an agreement with Fast Partners LLC, in exchange for $25,000 in note payable principal.
●	On May 30, 2024, we issued 7,132 shares of Common Stock to Root Ventures LLC pursuant to an agreement with Root Ventures LLC, in exchange for $3,340 in note payable principal and $1,660 of accrued interest.
●	On July 31, 2024, we issued 8,534 shares of Common Stock to Fast Capital, LLC pursuant to an agreement with Fast Capital, LLC, in exchange for $9,070 in note payable principal.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, our Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2024	DATA443 RISK MITIGATION, INC.

	By:	/s/ Jason Remillard
	Name:	JASON REMILLARD
	Title:	Chief Executive Officer, (Principal Executive Officer)

