Form 10-K
period 2024-12-31
Data443 Risk Mitigation, Inc.
filed 2025-06-16
CIK 1068689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 000-30542

DATA443 RISK MITIGATION, INC.

(Exact name of registrant as specified in its charter)

Nevada	86-0914051
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4000 Sancar Drive, Suite 420

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

The number of shares of registrant’s common stock outstanding as of June 16, 2025 was 198,596,883.

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

DECEMBER 31, 2024

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

Trademarks

Our trademark portfolio is designed to protect the brands of our products and services and any future products and services. As of January 1, 2025, we own and presently intend to maintain 10 United States trademark registrations for word marks and logos including for “DATA443”, and “ALL THINGS DATA SECURITY”, “CLASSIDOCS”, “DATAEXPRESS”, “ARALOC”, “FILEFACETS”, “ENTERPRISE ID”, “ARCMAIL” , “DATAHOUND” and “CYREN” in the USA and Europe.

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

Employees

As of April 1, 2025, we had 19 full-time employees, 1 part-time employee, and 10 independent contractors. We have not experienced any work stoppages, and we consider our relations with our employees to be good. We believe that we will be successful in attracting experienced and capable personnel. Our employees are not represented by any labor union.

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

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the SEC. Any materials that we file with the SEC are available free of charge on the website maintained by the SEC. The Internet address of the SEC’s website is http://www.sec.gov. We also make our reports and other information available, free of charge, on our website at www.data443.com. Our corporate offices are located at 4000 Sancar Drive, Suite 420, Research Triangle Park, North Carolina 27709. Our telephone number is 919-858-6542.

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

We have had a history of operating losses since our inception and, as of December 31, 2024, we had an accumulated deficit of $61,744,018. We may incur operating losses in the future, and these losses could be substantial and impact our ability to attain profitability. If we cannot increase revenue growth, we will not achieve or sustain profitability or positive operating cash flows. Even if we achieve profitability and positive operating cash flows, we may not be able to sustain or increase profitability or positive operating cash flows on a quarterly or annual basis.

There is substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm has included an explanatory paragraph in their report in our audited financial statements for the fiscal year ended December 31, 2024 to the effect that our losses from operations and our negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern within one year after the date that the financial statements are issued. We may be required to cease operations which could result in our stockholders losing all or almost all of their investment. As of December 31, 2024, we had cash balance of $168,208 and our principal sources of liquidity were trade accounts receivable of $31,776 and other current assets of $-0-, as compared to cash of $84,570, trade accounts receivable of $309,768 and prepaid and other current assets of $29,467 as of December 31, 2023.

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

We currently have common stock and preferred stock outstanding. Our preferred stockholders have special rights that holders of our common stock do not have. Currently, we have two types of preferred stock: Series A Preferred Stock and Series B Preferred Stock. Examples of special rights that holders of our Series A Preferred Stock have are (i) the ability to vote on all matters submitted to holders of common stock with 15,000 votes for each share of Series A Preferred Stock and (ii) the ability to convert one share of Series A Preferred Stock into 1,000 shares of common stock. Each share of Series B Preferred Stock (i) has a stated value of $10.00 per share; (ii) is convertible into common stock at a price per share equal to 61% of the lowest price of our common stock during the 20 day of trading preceding the date of the conversion; (iii) earns dividends at the rate of 9% per annum; and (iv) has no voting rights. Our Series A Preferred Stock and Series B Preferred Stock each rank senior to holders of our common stock as to dividend rights and liquidation preference. We currently have 149,492 shares of Series A Preferred Stock outstanding, all of which are held by our Chief Executive Officer and no shares of Series B Preferred Stock outstanding.

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

Our Chief Executive Officer, Jason Remillard, holds 149,492 shares of our Series A Preferred Stock. Each share of Series A Preferred Stock is entitled to 15,000 votes on all matters submitted for a vote to common stockholders and is convertible into 1,000 shares of common stock (subject to a 9.99% ownership limitation, such that a holder of Series A Preferred Stock may not convert such stock into common stock to the extent that the holder would beneficially own more than 9.99% of our common stock outstanding immediately after giving effect to the issuance of Common Stock upon conversion of the Series A Preferred Stock). As such, Mr. Remillard can control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, Mr. Remillard controls the election of directors and approval of any merger, consolidation, or sale of all or substantially all of our assets.

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

As a public reporting company, we incur significant legal, accounting, and other expenses that private companies do not incur. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC have imposed various requirements on public companies, including establishing and maintaining effective disclosure, financial controls, and corporate governance practices. Complying with these laws and regulations will require the time and attention of our Board of Directors and management and will increase our expenses. We estimate that we will incur approximately $350,000 to $600,000 in 2024 to comply with public company compliance requirements, with many of those costs recurring annually thereafter.

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

Our articles of incorporation authorize the issuance of 500,000,000 shares of common stock, of which 134,305,335 shares were issued and outstanding as of April 15, 2025. The future issuance of shares of our common stock may result in substantial dilution in the percentage of our common stock held by our then-existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors and might have an adverse effect on any trading market for our common stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate office is located at 4000 Sancar Drive, Suite 420, Research Triangle Park, NC 27709. In December 2024, Data443 NC, our wholly-owned subsidiary, entered into a seven-month lease for approximately 2,300 square feet of office space at this address. We believe that the office facilities are sufficient for the foreseeable future and this arrangement will remain until we determine there is a need for a change.

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

Fiscal Year 2024	High Bid	Low Bid
First Quarter	$5.50	$2.50
Second Quarter	$5.25	$1.15
Third Quarter	$1.94	$.55
Fourth Quarter	$1.02	$.06

Fiscal Year 2023	High Bid	Low Bid
First Quarter	$258.00	$15.00
Second Quarter	$48.60	$10.89
Third Quarter	$16.80	$10.50
Fourth Quarter	$12.12	$2.80

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

Number of Equity Security Holders

As of April 16, 2025 there were 606 holders of record of our Common Stock. This does not include beneficial owners holding Common Stock in street name, and as such, the number of beneficial holders of our shares may be larger than the number of stockholders of record.

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

●	On January 11, 2024, we issued 13,469 shares of Common Stock to GS Capital Partners LLC pursuant to an agreement with GS Capital Partners LLC, in exchange for $17,458 in note payable principal and $5,547 of accrued interest.

●	On May 30, 2024, we issued 7,132 shares of Common Stock to Root Ventures LLC pursuant to an agreement with Root Ventures LLC, in exchange for $3,340 in note payable principal and $1,660 of accrued interest.

●	On July 31, 2024, we issued 8,534 shares of Common Stock to Fast Capital, LLC pursuant to an agreement with Fast Capital, LLC, in exchange for $9,070 in note payable principal.

●	On October 7, 2024, we issued 15,070 shares of Common Stock to Fast Partners LLC pursuant to an agreement with Fast Partners LLC, in exchange for $4973 in note payable principal.

●	On October 9, 2024, we issued 15,991 shares of Common Stock to GS Capital Partners LLC pursuant to an agreement with GS Capital Partners LLC, in exchange for $1,850 in note payable principal and $1,076 of accrued interest.

●	On October 21, 2024, we issued 16,552 shares of Common Stock to GS Capital Partners LLC pursuant to an agreement with GS Capital Partners LLC, in exchange for $630 in note payable principal and $1,137 of accrued interest.

●	On October 29, 2024, we issued 17,386 shares of Common Stock to GS Capital Partners LLC pursuant to an agreement with GS Capital Partners LLC, in exchange for $515 in note payable principal and $758 of accrued interest.

●	On October 22, 2024, we issued 17,466 shares of Common Stock to Root Ventures LLC pursuant to an agreement with Root Ventures LLC, in exchange for $1,351 in note payable principal.

●	On November 5, 2024, we issued 19,063 shares of Common Stock to GS Capital Partners LLC pursuant to an agreement with GS Capital Partners LLC, in exchange for $595 in note payable principal and $800 of accrued interest.

●	On November 7, 2024, we issued 22,630 shares of Common Stock to Root Ventures LLC pursuant to an agreement with Root Ventures LLC, in exchange for $1,652 in note payable principal.

●	On November 15, 2024, we issued 40,076 shares of Common Stock to GS Capital Partners LLC pursuant to an agreement with GS Capital Partners LLC, in exchange for $1,610 in note payable principal and $1,324 of accrued interest.

●	On December 2, 2024, we issued 43,225 shares of Common Stock to Root Ventures LLC pursuant to an agreement with Root Ventures LLC, in exchange for $1,224 in note payable principal.

●	On December 2, 2024, we issued 42,956 shares of Common Stock to GS Capital Partners LLC pursuant to an agreement with GS Capital Partners LLC, in exchange for $1,050 in note payable principal and $1,049 of accrued interest.

●	On December 10, 2024, we issued 46,196 shares of Common Stock to GS Capital Partners LLC pursuant to an agreement with GS Capital Partners LLC, in exchange for $1,150 in note payable principal and $1,107 of accrued interest.

●	On December 16, 2024, we issued 49,309 shares of Common Stock to GS Capital Partners LLC pursuant to an agreement with GS Capital Partners LLC, in exchange for $1,050 in note payable principal and $1,509 of accrued interest.

●	On December 20, 2024, we issued 49,332 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $3,611 of accrued interest.

●	On December 30, 2024, we issued 52,962 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $3,877 of accrued interest.

Repurchase of Equity Securities

None.

Information About Our Equity Compensation Plans

The information required under this heading is incorporated herein by reference to the applicable information set forth in Item 12 of this Annual Report on Form 10-K.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition for the years ended December 31, 2024 and 2023 should be read in conjunction with our consolidated financial statements, and the notes to those financial statements that are included elsewhere in this Annual Report.

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

Management’s Plans

Our plan is to continue to grow our business through strategic acquisitions and then expand selling across our subsidiaries and affiliated companies. During the next twelve months, we anticipate incurring costs related to (i) filing of Exchange Act reports; and (ii) operating our businesses. We will require additional operating capital to maintain and continue operations. We will need to raise additional capital through debt or equity financing, and there is no assurance we will be able to raise the necessary capital.

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

Results of Operations for the Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

Our operations for the year ended December 31, 2024 and 2023 are outlined below:

	Years Ended December 31,
	2024	2023	Change	%
Revenue	$4,872,422	5,578,942	$(706,520)	(13)%
Cost of revenue	2,023,623	1,726,187	297,436	17%
Gross Profit	2,848,799	3,852,755	(1,003,956)	(26)%
Gross Profit Percentage	58%	69%

Operating expense	5,913,323	6,637,214	(723,891)	(11)%
Other expense	(3,022,658)	(1,460,249)	(1,562,409)	107%
Net loss	(6,087,182)	(4,244,708)	(1,842,474)	43%

Revenue

The decrease in revenue is due to our acquisition of intellectual property, accounts receivable, and other assets from the Appointed Receiver for the Assets of Cyren Ltd which resulted in catchup payments for 2023 which were one-time payments. We also believe that some customers and prospective customers were reluctant to consider deals regarding new business opportunities due to concerns based on economic uncertainty and other global events. However, we continue to see organic growth in increased consumption of our services that contain storage or volume components, matching our expectations and as is reflected in our continuing Annual Recurring Revenue (“ARR’) growth.

Cost of revenue

Cost of revenue consists of direct expenses, such as labor, shipping, and supplies. The increase in cost of revenue is a result of the additional costs associated with our acquisition of intellectual property, accounts receivable, and other assets from the Appointed Receiver for the Assets of Cyren Ltd.

For the years ended December 31, 2024 and 2023 our operating expenses are as follows:

	Years Ended December 31,
	2024	2023	Change	%
Operating expenses
General and administrative	5,276,032	6,149,243	(873,211)	(14)%
Sales and marketing	637,291	487,971	149,320	31%
Total operating expenses	5,913,323	6,637,214	(723,891)	(11)%

General and Administrative Expenses

The general and administrative expenses primarily consisted of management costs, costs to integrate assets we acquired and to expand sales, product enhancements, audit and review fees, filing fees, professional fees, and other expenses related to SEC reporting, in connection with the projected growth of our business. Additionally, we continue to incur specific one-time costs in relation to our planned Nasdaq Capital Markets uplist, additional financing activities and related functions. The decrease in general and administrative expense was primarily due to the Company’s cost cutting measures.

Sales and Marketing Expenses

The sales and marketing expenses primarily consisted of continuing to shift our sales operation toward an inbound model, continued high focus on renewals and customer success operations as well as our focus on re-engaging former customers of the Cyren products that we acquired. The increase in sales and marketing expense was primarily due to our continued efforts to drive renewals and improve the selling process.

Other income (expense)

Other income (expenses) for the year ended December 31, 2024 consisted primarily of interest expense of $2,742,421, loss on settlement of $160,304 related to settlement with former employee, and loss on investment of $115,000 related to terminated acquisition. Other expenses for the year ended December 31, 2023 consisted of interest expense of $6,417,407 and forgiveness of debt of $4,913,181 and $43,977 in other income.

Net Loss

Net loss increase 43% from $4,244,708 for the year ended December 31, 2023 to $6,087,182 for year ended December 31, 2024. The net loss was mainly derived from an operating loss of $3,064,524 and interest expense of $2,742,421, loss on settlement of $160,304 and loss on investment deposit of $115,000. The net loss for the year ended December 31, 2023 was mainly derived from an operating loss of $2,784,459 and interest expense of $6,417,407 and settlement of debt of $4,913,181.

Cash Flow for the Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

Liquidity and Capital Resources

The following table provides selected financial data about us as of December 31, 2024 and 2023, respectively.

Working Capital

The following table provides selected financial data about us as of December 31, 2024 and 2023, respectively.

	December 31, 2024	December 31, 2023	Change	%
Current assets	$199,984	$423,805	$(223,821)	(53)%
Current liabilities	$16,981,610	$13,801,416	$3,180,194	23%
Working capital deficiency	$(16,781,626)	$(13,377,611)	$(3,404,015)	(25)%

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of December 31, 2024, our principal sources of liquidity were cash of $168,208, trade accounts receivable of $31,776 and prepaid and other current assets of $-0-, as compared to cash of $84,570, trade accounts receivable of $309,768 and prepaid and other current assets of $29,467 as of December 31, 2023.

During the last two years, and through the date of this Report, we have faced an increasingly challenging liquidity situation that has limited our ability to execute our operating plan. We will need to obtain capital to continue operations. There is no assurance that we will be able to secure such funding on acceptable terms. During the year ended December 31, 2024 and 2023, we reported a loss from operations of $3,064,524, and $2,784,459, respectively, and had net cash flows provided by operating activities of $1,275,006 and $782,101, respectively, for the same periods.

As of December 31, 2024, we had assets of cash in the amount of $168,208 and other current assets in the amount of $31,776. As of December 31, 2024, we had current liabilities of $16,981,610. We accumulated deficit as of December 31, 2024 was $61,744,018.

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

Cash Flow

	Years Ended December 31,
	2024	2023	Change
Cash provided by operating activities	$1,275,006	$782,101	$492,905
Cash used in investing activities	$(115,000)	$(1,685,523)	$1,570,523
Cash used in financing activities	$(1,076,368)	$986,280	$(2,062,648)
Cash on hand	$168,208	$84,570	$83,638

Operating Activities

During the year ended December 31, 2024, we provided $1,275,006 in operating activities, compared to using $782,101 during the year ended December 31, 2023. The increase in cash used in operating activities was primarily due to a decrease in operating liabilities.

Investing Activities

During the year ended December 31, 2024, investing activities were $115,000 as a deposit on investment which was not completed and recorded as a loss in investment. During the year ended December 31, 2023, we used funds in investing activities of $1,685,523 to acquire intellectual property and to acquire property and equipment.

Financing Activities

During the year ended December 31, 2024, we raised $290,000 from the issuance of convertible debt; $-0- from the issuance of notes payable; and, $288,406 from loans from a related party; repayment of convertible note payable of $303,488; repayment of $865,746 on notes payable; and repayment to a related party of $485,540. By comparison, during the year ended December 31, 2023, we raised $1,067,631 from the issuance of convertible debt; $1,689,868 from the issuance of notes payable; and, $422,935 from loans from a related party; repayment of convertible note payable of $438,059; repayment of $1,562,535 on notes payable; and repayment to a related party of $193,560.

We depend upon receiving capital investment or other financing to fund our ongoing operations and execute our business plan. In addition, we are dependent upon our controlling stockholder to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our plan of operations.

Going Concern

The consolidated financial statements accompanying this Annual Report have been prepared on a going concern basis, which implies that we will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. We have generated very limited revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. Our continuation as a going concern is dependent upon our ability to obtain necessary financing to achieve our operating objectives, and the attainment of profitable operations. As of December 31, 2024, we had an accumulated deficit and working capital deficiency. We may not have sufficient working capital to enable us to carry out our plan of operation for the next twelve months.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the consolidated financial statements for the year ended December 31, 2024, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on its evaluation, management concluded as of December 31, 2023 that our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting, described below in Management’s Report on Internal Control Over Financial Reporting. Notwithstanding the identified material weaknesses, management believes the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

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

Based on our evaluation under the criteria set forth in 2013 Internal Control — Integrated Framework, our management concluded that, as of December 31, 2024 our internal control over financial reporting was not effective because of the identification of material weaknesses described as follows:

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

Our current director and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position	Age	Date First Elected or Appointed

Jason Remillard	President; Chief Executive Officer; Chairman; Secretary	51	November 2017

Greg McCraw	Chief Financial Officer	61	September 2022

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

Code of Business Conduct

We have adopted a Code of Conduct and Business Ethics that applies to our directors, officers, employees and independent contractors The Code of Conduct and Business Ethics is filed as an exhibit to this Annual Report.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth certain compensation awarded to, earned by, or paid to the following “named executive officers,” which is defined as follows:

(a)	all individuals serving as our principal executive officer during the years ended December 31, 2024 and 2023; and

(b)	all individuals serving as our principal financial officer during the years ended December 31, 2024 and 2023.

We did not have any individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer as of the fiscal year ended December 31, 2024.

			Stock	Option	All Other
	Fiscal	Salary	Awards	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)

Jason Remillard	2024	$180,000	$180,000	$140,000	-	$500,000
Chief Executive Officer and Director(1)	2023	$180,000	$180,000	$140,000	-	$500,000

Greg McCraw	2024	$180,000	$180,000	$140,000	-	$500,000
Chief Financial Officer(2)	2023	$180,000	$180,000	$140,000	-	$500,000

(1) Mr. Remillard served as our Chief Financial Officer from January 24, 2020 until December 3, 2021.

(2) Mr. McCraw serves as our Chief Financial Officer since September 6, 2022.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding stock options and stock awards held by our Named Executive Officers as of December 31, 2024:

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options: Exercisable	Number of Securities Underlying Unexercised Options: Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Jason Remillard	3	-	-	$37,440,000	12/30/2028	-	-	-	-
	-	1	-	$6,037,200	02/09/2031	-	-	-	-
	530	-	-	$1,122	11/15/2027	-	-	-	-
	176	-	-	$198	01/03/2033	-	-	-	-
	1,458	-	-	$24	04/09/2033	-	-	-	-
	2,188	-	-	$15.99	07/03/2033	-	-	-	-
	2,626	-	-	$13.13	10/09/2033	-	-	-	-
	10,057	-	-	$3.48	07/02/2034	-	-	-	-
	15,837	-	-	$2.21	05/07/2034	-	-	-	-
	-	-	-	-	-	1	$157	-	-	*

Greg McCraw	70	-	-	$1,020	11/15/2027	-	-	-	-
	194	-	-	$180	01/03/2033	-	-	-	-
	1,458	-	-	$24	04/09/2033	-	-	-	-
	2,845	-	-	$12.30	07/03/2033	-	-	-	-
	2,888	-	-	$12.12	10/09/2033	-	-	-	-
	11,076	-	-	$3.16	07/02/2034	-	-	-	-
	17,413	-	-	$2.01	11/07/2034	-	-	-	-
	86,957	-	-	$1.15	05/31/2034

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

Each quarter, Mr. Remillard is also entitled to receive incentive stock options to purchase Common Stock up to a value of $35,000, in accordance with the vesting schedule determined by the administrator of the 2023 Plan.

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

Each quarter, Mr. McCraw is also entitled to receive incentive stock options to purchase Common Stock up to a value of $35,000, in accordance with the vesting schedule determined by the administrator of the 2023 Plan.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of February 21, 2025, certain information with regard to the record and beneficial ownership of our Common Stock by (i) each person known to us to be the record or beneficial owner of more than 5% of our Common Stock, (ii) each of our directors, (iii) each of the named executive officers, and (iv) all of our executive officers and directors as a group.

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

	Common Stock (3)		Series A Preferred Stock (2)		Voting (2)
Name (1)	Number of Shares	Percent of Class	Number of Shares	Percent of Class	Percent of Voting Capital Stock
Jason Remillard	402,627	35%	149,492	100%	99.99%
Greg McCraw	2,339	0.21%	-	-	-
All beneficial owners as a group (2 persons)	404,966	35.21%	149,492	100%	99.99%

(1)	The mailing address for each officer and director is c/o Data443 Risk Mitigation, Inc., PO Box 12235, Durham, North Carolina 27709.

(2)	Each share of Series A Preferred Stock is entitled to 15,000 votes per share, and each is convertible into 1,000 shares of Common Stock, subject to a 9.99% beneficial ownership limitation such that a holder of Series A Preferred Stock may not convert such stock into Common Stock to the extent that the holder would beneficially own more than 9.99% of the Common Stock outstanding immediately after giving effect to the issuance of Common Stock upon conversion of the Series A Preferred Stock. The numbers in this column assume that the number of shares of Series A Preferred Stock that would result in the holder beneficially owning 9.99% of the Common Stock outstanding immediately after giving effect to the conversion of the Series A Preferred Stock have been converted into Common Stock. Includes (i) 752 shares of Common Stock, (ii) 149,492,000 shares of Common Stock issuable to Mr. Remillard upon full conversion of all of his 149,492 Series A Shares, (iii) 1,875 restricted stock units that vest on October 1, 2023 and (iv) 1,458 options to purchase shares of Common Stock.

(3)	Includes (i) 464 shares of Common Stock, (ii) 1,875 restricted stock units that vest on October 1, 2023 and (iii) 1,458 options to purchase common stock that vest on October 1, 2023.

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

On September 16, 2019, we entered into an Asset Purchase Agreement with DMB Group, LLC (“DMB Group”). A significant part of the purchase price was in the form of our Common stock. As a direct result of this transaction and our Common stock issued to DMB Group, we determined that DMB Group was a related party. Amounts owed to DMB Group, including the note payable of $940,000 and member loans of $97,689 were recorded as amounts due to a related party. During the year ended December 31, 2024, we repaid a note payable of $0 including interest expense of $0. As of December 31, 2024 and December 31, 2023, we had recorded a liability to DMB Group totaling $0 and $0, respectively.

During the year ended December 31, 2024, we received cash from our Chief Executive Officer of $-0-, our CEO paid operating expenses of $260,648 and we repaid $405,541 to our Chief Executive Officer.

As of December 31, 2024 and December 31, 2023, we had due to related party transactions in the amounts of $144,303 and $112,064, respectively.

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

Item 14. Principal Accountant Fees and Services.

The following table provides information regarding the fees billed to us by TPS Thayer in the years ended December 31, 2024 and 2023. All fees described below were approved by Board:

	For the years ended December 31,
	2024	2023
Audit Fees (1)	$106,000	$87,500

Audit Related Fees (2)	-	-

Tax Fees (3)	1,100	1,100

All Other Fees (4)	-	-

Total Fees:	$107,100	$88,600

(1)	Audit Fees include fees for services rendered for the audit of our consolidated financial statements, included in our Annual Report on Form 10-K.

(2)	Audit Related Fess consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

(3)	Tax Fees consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees consists of fees for other miscellaneous items.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements – See Index on page F-1 of this report

(b)	The following exhibits are filed herewith as a part of this report

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date

3.1	Amended and Restated Articles of Incorporation of the Company, dated May 1, 2018.	10-12G	3.2	1/11/2019

3.2+	Second Amended and Restated Articles of Incorporation of the Company

3.3	Certificate of Designation for Preferred Series A Stock of the Company, dated May 28, 2008.	10-12G	3.4	1/11/2019

3.4	Amendment to Certificate of Designation for Preferred Series A Stock of the Company, dated April 27, 2018.	10-12G	3.4	1/11/2019

3.5	Amendment to Certificate of Designation for Preferred Series A Stock of the Company, dated December 20, 2023.	8-K	3.1	12/26/2023

3.6	Bylaws of the Company.	10-SB	I	1/4/2000

3.7	Amended and Restated Bylaws of the Company.	8-K	3.2	1/29/2024

3.8	Certificate of Amendment to the Company’s Articles of Incorporation dated October 29, 2019.	8-K	3.1	10/15/2019

3.9	Certificate of Amendment to the Company’s Articles of Incorporation dated August 17, 2020.	8-K	3.1	8/21/2020

3.10	Certificate of Designation for Preferred Series B Stock of the Company, dated November 25, 2020.	8-K	3.1	12/2/2020

3.11	Certificate of Amendment to the Company’s Articles of Incorporation dated December 15, 2020, increasing the number of authorized shares of Common Stock to 1.8 billion.	8-K	3.1	12/17/2020

3.12	Certificate of Amendment to the Company’s Articles of Incorporation dated April 21, 2021.	8-K	3.1	4/27/2021

3.13	Certificate of Amendment to the Company’s Articles of Incorporation dated January 10, 2021.	8-K	3.1	6/21/2021

3.14	Certificate of Change to the Company’s Articles of Incorporation dated January 6, 2022.	8-K	3.1	3/11/2022

3.15	Certificate of Change to the Company’s Articles of Incorporation dated May 25, 2023.	8-K	3.1	05/26/2023

3.16	Certificate of Change to the Company’s Articles of Incorporation dated September 14, 2023	8-K	3.1	09/20/2023

4.1	Warrant Exchange Notes issued as of 17 November 2020 in the total original principal amount of $100,000.	10-K	4.7	3/23/2021

4.2	Common Stock Purchase Warrant issued in favor of Triton Funds LP on December 11, 2020.	8-K	4.1	12/17/2020

4.3	Common Stock Purchase Warrant (the “First Warrant”) issued in favor of Auctus Fund, LLC on 23 April 2021.	8-K	4.1	4/27/2021

4.4	Common Stock Purchase Warrant (the “Second Warrant”) issued in favor of Auctus Fund, LLC on April 22, 2021.	8-K	4.2	4/27/2021

4.5	Common Stock Purchase Warrant (the “First Warrant”) issued in favor of Auctus Fund, LLC on 30 July 2021 for the purchase of 62,667 shares of Common Stock at $4.50 per share.	10-Q	4.11	8/03/2021

4.6	Common Stock Purchase Warrant (the “Second Warrant”) issued in favor of Auctus Fund, LLC on 30 July 2021 for the purchase of 62,667 shares of Common Stock at $4.50 per share.	10-Q	4.12	8/03/2021

4.7	Common Stock Purchase Warrant (the “First Warrant”) issued in favor of Jefferson Street Capital LLC on 28 September 2021.	10-K	4.8	03/31/2022

4.8	Common Stock Purchase Warrant (the “Second Warrant”) issued in favor of Jefferson Street Capital LLC on 28 September 2021.	10-K	4.9	03/31/2022

4.9	Convertible Promissory Note issued the Company in favor of Jefferson Street Capital LLC on 28 September 2021 in the original principal amount of $110,000.	10-K	4.10	03/31/2022

4.10	Common Stock Purchase Warrant (the “First Warrant”) issued in favor of Mast Hill Fund, LP on 19 October 2021.	10-Q	4.13	10/26/2021

4.11	Common Stock Purchase Warrant (the “Second Warrant”) issued in favor of Mast Hill Fund, LP on 19 October 2021.	10-Q	4.14	10/26/2021

4.12	Common Stock Purchase Warrant issued in favor of Westland Properties, LLC on 21 December 2021.	10-K	4.13	03/31/2022

4.13	Convertible Promissory Note issued the Company in favor of Westland Properties, LLC on 21 December 2021 in the original principal amount of $555,555.	10-K	4.14	03/31/2022

4.14	Convertible Promissory Note issued the Company in favor of GS Capital Partners, LLC on 11 February 2022 in the original principal amount of $207,500.	10-K	4.15	03/31/2022

4.15	Convertible Promissory Note issued the Company in favor of One44 Capital LLC on 11 February 2022 in the original principal amount of $160,000.	10-K	4.16	03/31/2022

4.16	Convertible Promissory Note issued the Company in favor of Fast Capital, LLC on 14 February 2022 in the original principal amount of $207,500.	10-K	4.17	03/31/2022

4.17	Convertible Promissory Note issued the Company in favor of Root Ventures, LLC on 1 March 2022 in the original principal amount of $207,500.	10-K	4.18	03/31/2022

4.18	Convertible Promissory Note issued the Company in favor of Red Road Holdings Corporation on 9 March 2022 in the original principal amount of $176,813.	10-K	4.19	03/31/2022

4.19	Convertible Promissory Note issued by the Company in favor of 1800 Diagonal Lending LLC, dated May 16, 2022.	10-Q	4.1	08/14/2023

4.20	Form of Note, between the Company and Walleye Opportunities Master Fund Ltd on December 7, 2022.	8-K	4.1	12/12/2022

4.21	Form of Warrant, between the Company and Walleye Opportunities Master Fund Ltd on December 7, 2022.	8-K	4.2	12/12/2022

4.22	Form of Note, between the Company and Walleye Opportunities Master Fund Ltd on January 24, 2023.	8-K	4.1	01/30/2023

4.23	Form of Warrant, between the Company and Walleye Opportunities Master Fund Ltd on January 24, 2023.	8-K	4.2	01/30/2023

4.24	Convertible Promissory Note issued by the Company in favor of Jefferson Street Capital LLC on May 9, 2022.	10-K	4.24	02/24/2023

4.25	Common Stock Purchase Warrant issued to Moody Capital Solutions Inc. on May 9, 2022.	10-K	4.25	02/24/2023

4.26	Convertible Promissory Note issued by the Company in favor of 1800 Diagonal Lending LLC on January 4, 2023.	10-K	4.26	02/24/2023

4.27	Form of Note, between the Company and Investor #1.	8-K	4.1	07/24/2023

4.28	Form of Warrant, between the Company and Investor #1.	8-K	4.2	07/24/2023

4.29	Form of Note, between the Company and Investor #2.	8-K	4.3	07/24/2023

4.30	Form of Warrant, between the Company and Investor #2.	8-K	4.4	07/24/2023

4.31	Form of Warrant, between the Company and the Placement Agent	8-K	4.5	07/24/2023

4.32	Form of Warrant, between the Company and Investor.	8-K	4.6	07/24/2023

4.33	Form of New Note, between the Company and the Noteholder.	8-K	4.7	07/24/2023

4.34	Convertible Promissory Note issued the Company in favor of 1800 Diagonal Lending LLC on 2 January 2024 in the original principal amount of $86,250.	10-Q	4.1	05/15/2024

4.35	Convertible Promissory Note issued the Company in favor of 1800 Diagonal Lending LLC on 4 April 2024 in the original principal amount of $126,000.	10-Q	4.1	08/14/2024

4.36	Convertible Promissory Note issued the Company in favor of 1800 Diagonal Lending LLC on 10 May 2024 in the original principal amount of $102,000.	10-Q	4.2	08/14/2024

10.1	Asset Purchase Agreement dated January 26, 2018 by and between Myriad Software Productions, LLC and Data443 Risk Management, Inc.	10-12G	10.1	1/11/2019

10.2	Secured Promissory Note dated January 26, 2018 issued by Data443 Risk Management, Inc. in favor of Myriad Software Productions, LLC in the original principal amount of $250,000.	10-12G	10.2	1/11/2019

10.3	Security Agreement dated January 26, 2018 executed by Data443 Risk Management, Inc. in favor of Myriad Software Productions, LLC.	10-12G	10.3	1/11/2019

10.4†	2019 Omnibus Stock Incentive Plan dated May 16, 2019	8-K	10.1	5/19/2019

10.5	Letter Agreement effective August 26, 2020, between the Company and Maxim Group, LLC.	10-Q	10.23	11/16/2020

10.6	Asset Sale Agreement effective January 31, 2021, between the Company and the secured creditors of Wala, Inc.	10-K	10.28	3/23/2021

10.7	Three Secured Promissory Notes, each effective January 31, 2021 and issued by the Company in favor of the secured creditors of Wala, Inc.	10-K	10.29	3/23/2021

10.8	Security Agreement effective January 31, 2021, between the Company and the secured creditors of Wala, Inc.	10-K	4.6	3/23/2021

10.9	Form of Securities Purchase Agreement entered into with Auctus Fund, LLC on April 23, 2021.	8-K	10.1	4/27/2021

10.10	Form of Senior Secured Promissory Note issued in favor of Auctus Fund, LLC on April 23, 2021.	8-K	10.2	4/27/2021

10.11	Form of Security Agreement entered into with Auctus Fund, LLC on April 23, 2021.	8-K	10.3	4/27/2021

10.12†	Employment Agreement, Effective March 1, 2019 between the Company and Jason Remillard	10-K	10.13	03/31/2022

10.13†	Employment Agreement, effective December 1, 2021 between the Company and Nanuk Warman	10-K	10.14	03/31/2022

10.14	Form of Securities Purchase Agreement entered into with Auctus Fund, LLC on 29 July 2021.	10-Q	10.34	8/3/2021

10.15	Form of Senior Secured Promissory Note issued in favor of Auctus Fund, LLC on 29 July 2021.	10-Q	10.35	8/3/2021

10.16	Form of Security Agreement entered into with Auctus Fund, LLC on 29 July 2021.	10-Q	10.36	8/3/2021

10.17	Form of Securities Purchase Agreement entered into with Jefferson Street Capital LLC on 28 September 2021.	10-K	10.18	03/31/2022

10.18	Form of Securities Purchase Agreement entered into with Mast Hill Fund, LP on 19 October 2021.	10-Q	10.37	10/26/2021

10.19	Form of Promissory Note issued in favor of Mast Hill Fund, LP on 19 October 2021.	10-Q	10.38	10/26/2021

10.20	Form of Securities Purchase Agreement entered into with Westland Properties, LLC on 21 December 2021.	10-K	10.21	03/31/2022

10.21	Centurion Holdings I, LLC asset purchase agreement dated January 19, 2022	8-K	10.1	1/19/2022

10.22	Form of Securities Purchase Agreement entered into with GS Capital Partners, LLC on 11 February 2022.	10-K	10.23	03/31/2022

10.23	Form of Securities Purchase Agreement entered into with One44 Capital LLC on 11 February 2022.	10-K	10.24	03/31/2022

10.24	Form of Securities Purchase Agreement entered into with Fast Capital, LLC on 14 February 2022.	10-K	10.25	03/31/2022

10.25	Form of Securities Purchase Agreement entered into with Root Ventures, LLC on 1 March 2022.	10-K	10.26	03/31/2022

10.26	Form of Securities Purchase Agreement entered into with Red Road Holdings Corporation on 9 March 2022.	10-K	10.27	03/31/2022

10.27	Form of Securities Purchase Agreement, between the Company and Walleye Opportunities Master Fund Ltd on December 7, 2022.	8-K	10.1	12/12/2022

10.28	Form of Securities Purchase Agreement, between the Company and Walleye Opportunities Master Fund Ltd, dated January 30, 2023.	8-K	10.1	01/30/2023

10.29	Form of Securities Purchase Agreement between the Company and Jefferson Street Capital LLC, dated May 9, 2022, 2022.	10-K	10.30	02/24/2023

10.30	Form of Securities Purchase Agreement between the Company and 1800 Diagonal Lending LLC, dated January 4, 2023.	10-K	10.31	02/24/2023

10.31	Asset Sale Agreement, between the Company and Wala, Inc., dated January 31, 2021.	10-K	10.32	02/24/2023

10.32	Bill of Sale, between the Company and the sellers listed therein, date January 31, 2021.	10-K	10.33	02/24/2023

10.33	I.P. Assignment and Assumption Agreement, between the Company and certain noteholders of the Company, dated January 31, 2021.	10-K	10.34	02/24/2023

10.34	Security Agreement, between the Company and certain secured parties listed therein, dated January 31, 2021.	10-K	10.35	02/24/2023

10.35	Form of Amendment dated March 23, 2023 to Securities Purchase Agreement dated November 4, 2022, between the Company and the Investor.	8-K	10.1	03/23/2023

10.36	Form of Purchase Agreement, dated May 11, 2023, between the Company and the Appointed Receiver for the Assets of Cyren Ltd.	8-K	10.1	05/15/2023

10.37	Form of Securities Purchase Agreement between the Company and Investor #1.	8-K	10.1	07/24/2023

10.38	Form of Securities Purchase Agreement between the Company and Investor #2.	8-K	10.2	07/24/2023

10.39	Form of Security Agreement between the Company and the Investors.	8-K	10.3	07/24/2023

10.40	Form of Amendment, between the Company and Auctus Fund, LLC	8-K	10.4	07/24/2023

10.41	Form of Note Exchange Agreement, between the Company and the Noteholder.	8-K	10.5	07/24/2023

10.42	Form of Amendment to Purchase Agreement, dated December 12, 2023, between the Company and the Appointed Receiver for the Assets of Cyren Ltd.	8-K	10.1	12/18/2023

10.43†	Data443 Risk Mitigation, Inc. 2023 Equity Incentive Plan	S-8	99.1	12/27/2023

10.44†	Form of Incentive Stock Option Award Agreement	S-1	10.44	01/23/2024

10.45†	Form of Non-Qualified Stock Option Agreement	S-1	10.45	01/23/2024

10.46†	For of Restricted Stock Unit Agreement	S-1	10.46	01/23/2024

10.47†	Form of Restricted Stock Award Agreement	S-1	10.47	01/23/2024

14.1	Code of Conduct and Business Ethics	S-1	14.1	8/25/2023

21.1	Subsidiaries of the Registrant	10-K	21.1	3/31/2022

23	Consent of Registered Independent Public Accounting Firm

23.1*	Consent of TPS Thayer, LLC

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1**	Section 1350 Certification of Chief Executive Officer.

32.2**	Section 1350 Certification of Chief Financial Officer.

101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

† Indicates management contract or compensatory plan or arrangement

* Filed herewith.

** Furnished herewith.

Item 16. Form 10-K Summary

None.

DATA443 RISK MITIGATION, INC.

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder’s

Data443 Risk Mitigation

Opinion on the Financial

We have audited the accompanying consolidated balance sheet of Data443 Risk Mitigation, Inc. (the Company) as of December 31, 2024, and the related statements of operations, stockholders’ deficit, and cash flows for the years in the period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

HTL International, LLC

We have served as the Company’s auditor since 2024.

Houston, Texas

April XX, 2025

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

Sugar Land, Texas

April 16, 2024

DATA443 RISK MITIGATION, INC.

CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2024	December 31, 2023
Assets
Current assets
Cash	$168,208	$84,570
Accounts receivable, net	31,776	309,768
Prepaid expense and other current assets	-	29,467
Total current assets	199,984	423,805

Property and equipment, net	252,903	409,525
Operating lease right-of-use assets, net	-	322,616
Advance payment for acquisition	2,726,188	2,726,188
Intellectual property, net of accumulated amortization	2,798,816	3,525,816
Deposits	36,062	45,673
Total Assets	$6,013,953	$7,453,623

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$5,919,988	3,360,469
Deferred revenue	1,591,326	1,627,572
Interest payable	2,097,216	1,352,227
Notes payable, net of unamortized discount	3,340,492	3,704,326
Convertible notes payable, net of unamortized discount	3,877,944	3,047,388
Due to a related party	144,303	341,437
Operating lease liability	-	357,656
Finance lease liability	10,341	10,341
Total Current Liabilities	16,981,610	13,801,416

Series B Preferred Stock, 80,000 shares designated; $0.001 par value; Stated value $10.00, 0 and 29,750 shares issued and outstanding, net of discount, respectively	-	-
Notes payable, net of unamortized discount - non-current	1,406,849	1,355,132
Convertible notes payable, net of unamortized discount - non-current	-	97,946
Deferred revenues - non-current	714,127	195,997
Total Liabilities	19,102,586	15,450,491

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred stock: 337,500 authorized; $0.001 par value Series A Preferred Stock, 150,000 shares designated; $0.001 par value; 149,492 and 149,892 shares issued and outstanding, respectively	149	150
Common stock: 500,000,000 authorized; $0.001 par value; 1,150,223 and 272,874 shares issued and outstanding, respectively	62,472	61,564
Additional paid in capital	48,592,764	47,598,254
Accumulated deficit	(61,744,018)	(55,656,836)
Total Stockholders’ Deficit	(13,088,633)	(7,996,868)
Total Liabilities and Stockholders’ Deficit	$6,013,953	$7,453,623

See the accompanying notes, which are an integral part of these consolidated financial statements.

DATA443 RISK MITIGATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2024	2023

Revenue	$4,872,422	$5,578,942
Cost of revenue	2,023,623	1,726,187
Gross profit	2,848,799	3,852,755

Operating expenses
General and administrative	5,276,033	6,149,243
Sales and marketing	637,291	487,971
Total operating expenses	5,913,323	6,637,214

Net loss from operations	(3,064,524)	(2,784,459)

Other income (expense)
Interest expense	(2,742,421)	(6,417,407)
Other Income	(4,933)	43,977
Gain (loss) on settlement of debt	-	4,913,181
Gain (loss) on settlement	(160,304)	-
Gain (loss) on investment	(115,000)	-
Total other expense	(3,022,658)	(1,460,249)

Loss before income taxes	(6,087,182)	(4,244,708)
Provision for income taxes	-	-
Net loss	$(6,087,182)	$(4,244,708)

Dividend on Series B Preferred Stock	-	-
Net loss attributable to common stockholders	$(6,087,182)	$(4,244,708)

Basic and diluted loss per Common Share	$(5.29)	$(15.56)
Basic and diluted weighted average number of common shares outstanding	723,538	272,874

See the accompanying notes, which are an integral part of these consolidated financial statements.

DATA443 RISK MITIGATION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Series A Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance - December 31, 2022	149,892	$150	4,360	$2,611	$42,642,514	$(51,412,128)	$(8,766,853)

Common Stock issued for acquisition of Cyren Assets	-	-	165,290	165	1,999,835	-	2,000,000
Common Stock issued for conversion of debt	-	-	21,428	12,857	344,735	-	357,592
Common Stock issued for adjustment to investors in private placement	-	-	77,010	45,619	(45,619)	-	-
Warrant issued in conjunction with debts ⁽ⁱ⁾	-	-	-	-	1,682,499	-	1,682,499
Stock-based compensation	-	-	4,786	312	974,290	-	974,602
Net loss	-	-	-	-	-	(4,244,708)	(4,244,708)
Balance – December, 2023	149,892	$150	272,874	$61,564	$47,598,254	$(55,656,836)	$(7,996,868)

Common stock issued for conversion of preferred stock	(400)	(1)	400,000	400	(399)	-	-
Common stock issued for conversion of debt	-	-	477,349	477	70,046	-	70,523
Stock-based compensation	-	-	-	31	924,863	-	924,894
Net loss						(6,087,182)	(6,087,182)
Balance - December 31, 2024	149,492	$149	1,150,223	$62,472	$48,592,764	$(61,744,018)	$(13,088,633)

See the accompanying notes, which are an integral part of these consolidated financial statements.

DATA443 RISK MITIGATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,087,182)		$(4,244,708)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on investment	115,000		-
Gain on settlement of debt	-		(4,904,081)
Stock-based compensation expense	924,894		974,602
Depreciation and amortization	883,622		631,544
Amortization of debt discount	1,319,121		1,858,655
Lease liability amortization	(35,040)		(128,274)
Changes in operating assets and liabilities
Accounts receivable	277,992		(277,790)
Prepaid expenses and other current assets	29,467		61,737
Accounts payable and accrued liabilities	2,559,519		2,328538
Deferred revenue	481,884		(669,582)
Interest payable	796,118		5,151,460
Deposit	9,611		-
Net Cash provided by Operating Activities	1,275,006		782,101

CASH FLOWS FROM INVESTING ACTIVITIES:
Advance payment for acquisition	(115,000)		(1,500,000)
Purchase of property and equipment	-		(185,523)
Net Cash used in Investing Activities	(115,000)		(1,685,523)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable	290,000		1,067,631
Repayment of convertible notes payable	(303,488)		(438,059)
Proceeds from issuance of notes payable	-		1,689,868
Repayment of notes payable	(865,746)		(1,562,535)
Proceeds from related parties	288,406		422,935
Repayment to related parties	(485,540)		(193,560)
Net Cash (used in) provided by Financing Activities	(1,076,368)		986,280

Net change in cash	83,638		82,858
Cash, beginning of period	84,570		1,712
Cash, end of period	$168,208		$84,570

Supplemental cash flow information
Cash paid for interest	$341,081		$701,427
Cash paid for taxes	$-	$

Non-cash transactions:
Common stock issued for acquisition of subsidiary	$-		$2,000,000
Gain on settlement of debt	$-		4,904,081
Settlement of convertible notes payable through issuance of common stock	$47,518		$357,592
Warrant issued in conjunction with debts	$-		$1,682,499
Common stock issued for conversion of Series A preferred stock	$400		-

See the accompanying notes, which are an integral part of these consolidated financial statements.

DATA443 RISK MITIGATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

Advance Payment for Acquisition

On January 19, 2022, we entered into an Asset Purchase Agreement with Centurion Holdings I, LLC (“Centurion”) to acquire the intellectual property rights and certain assets collectively known as Centurion SmartShield Home and SmartShield Enterprise, patented technology that protects and recovers devices in the event of ransomware attacks. The total purchase price of $3,400,000 consists of: (i) a $250,000 cash payment at closing; (ii) a $2,900,000 promissory note issued by Data443 in favor of Centurion (“Centurion Note”); and (iii) $250,000 in the form of a contingent payment. The Centurion Note matures January 19, 2027 but provides that Data443’s repayment obligation would accelerate on the occurrence of certain events. One of those events was a financing event that did not occur within the originally anticipated timeframe. If that event had occurred, then Data443’s repayment obligation would have been to repay the balance of the outstanding principal and interest as follows: (i) $500,000 of the then-outstanding amount due in cash; and (ii) the remaining balance, at Data443’s option, in Common stock or a combination of Common stock and cash, with the number of shares of Common stock to be determined according to a specified formula. In April 2022, Data443 and Centurion agreed that, even though the trigger for this acceleration event did not occur, Data443 would issue shares of Common stock to Centurion in an amount then-equivalent to $2,400,000, as partial repayment of the obligation due under the Centurion Note. The number of shares of Common stock Data443 issued to Centurion on April 20, 2022, was 380,952. Because Data443 still has some repayment obligations to fulfill under the Centurion Note, as of the filing date of these financial statements, the acquisition that is the subject of the Centurion Asset Purchase Agreement is still not completed. The Company is in communication with Centurion and they are both expecting the agreement to be completed in 2025.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements as of December 31, 2024 and 2023 include the accounts of the Company and its wholly-owned subsidiary, Data443 Risk Mitigation, Inc., a North Carolina operating company. All intercompany accounts and activities have been eliminated upon consolidation. These consolidated financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company had no cash equivalents at December 31, 2024 and 2023.

Accounts Receivable

Accounts receivable are recorded in accordance with ASC 310, “Receivables.” Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable.

Deferred Revenue

Deferred revenue mostly consists of service subscriptions received from users in advance of revenue recognition. The increase in the deferred revenue balance for the year ended December 31, 2024 and 2023 was driven by cash payments from customers in advance of satisfying our performance obligations, offset by revenue recognized that was included in the deferred revenue balance at the beginning of the period.

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

The Company recorded approximately $924,894 in share-based compensation expense for the year ended December 31, 2024, compared to approximately $974,602 in share-based compensation expense for the year ended December 31, 2023.

Determining the appropriate fair value model and the related assumptions requires judgment. During the year ended December 31, 2024 and 2023, the fair value of each option grant was estimated using a Black-Scholes option-pricing model.

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

For the year ended December 31, 2024 and 2023, respectively, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	Years Ended December 31,
	2024	2023
	(Shares)	(Shares)
Series A Preferred Stock	149,492,000	149,892,000
Stock options	864,887	9,765
Warrants	616,933	616,933
Total	150,973,820	150,518,698

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

Recently Adopted Accounting Guidance

In March 2022, the FASB issued ASU 2022-02, ASC Subtopic 326 “Credit Losses”: Troubled Debt Restructurings and Vintage Disclosures. Since the issuance of Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the Board has provided resources to monitor and assist stakeholders with the implementation of Topic 326 (“Update”). Post-Implementation Review (PIR) activities have included forming a Credit Losses Transition Resource Group, conducting outreach with stakeholders of all types, developing educational materials and staff question-and-answer guidance, conducting educational workshops, and performing an archival review of financial reports. ASU No. 2022-02 is effective for annual and interim periods beginning after December 15, 2022. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The FASB is issuing this Update (1) to clarify the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) to amend a related illustrative example, and (3) to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820.

Stakeholders asserted that the language in the illustrative example resulted in diversity in practice on whether the effects of a contractual restriction that prohibits the sale of an equity security should be considered in measuring that equity security’s fair value. Some stakeholders apply a discount to the price of an equity security subject to a contractual sale restriction, whereas other stakeholders consider the application of a discount to be inappropriate under the principles of Topic 820.

For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), intended to improve reportable segments disclosure requirements primarily through enhanced disclosures about significant segment expenses.

ASU 2023-07 includes a requirement to disclose significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, the title and position of the CODM, an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources, and all segments’ profit or loss and assets disclosures. ASU 2023-07 is effective for all public companies for fiscal years beginning after December 15, 2023, and interim periods for the interim period beginning on January 1, 2025. Adoption of ASU 2023-07 did not have a material impact on the Company’s financial statement.

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

NOTE 3: SEGMENT INFORMATION

The Company is engaged in a single line of business. The Company has identified the Chief Executive Officer of the Company as the Chief Operating Decision Maker (CODM). The Company’s activities are interrelated, and each activity is dependent upon and supportive of the other. The CODM manages business activities using consolidated information for the Company as a whole. Accordingly, all significant operating decisions are based on analysis of financial products provided as a single global business. As a result, no disaggregated segment information is presented.

NOTE 4: PROPERTY AND EQUIPMENT

The following table summarizes the components of the Company’s property and equipment as of the dates presented:

	December 31, 2024	December 31, 2023
Furniture and Fixtures	$6,103	$6,103
Computer Equipment	1,053,193	1,053,193
	1,059,296	1,059,296
Accumulated depreciation	(806,393)	(649,771)
Property and equipment, net of accumulated depreciation	$252,903	$409,525

Depreciation expense for the years ended December 31, 2024 and 2023, was $156,622 and $203,029, respectively, and recorded in general and administrative expenses.

During the years ended December 31, 2024 and 2023, the Company acquired property and equipment of $-0- and $185,523, respectively.

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

Based on the criteria listed in ASC 805-10-55-5A, we recorded the transaction between Data443 and Cyren Receiver Trustee as an asset acquisition and not a business acquisition pursuant to US GAAP.

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

The following table summarizes the components of the Company’s intellectual property as of the dates presented:

	December 31, 2024	December 31, 2023
Intellectual property:
WordPress® GDPR rights	$46,800	$46,800
ARALOC™	1,850,000	1,850,000
ArcMail License	1,445,000	1,445,000
DataExpressTM	1,388,051	1,388,051
FileFacetsTM	135,000	135,000
IntellyWP™	60,000	60,000
Resilient Network Systems	305,000	305,000
Cyren Engines	3,500,000	3,500,000
	8,729,851	8,729,851
Accumulated amortization	(5,931,035)	(5,204,035)
Impairment	-	-
Intellectual property, net of accumulated amortization	$2,798,816	$3,525,816

The Company recognized amortization expense of approximately $727,000 and $428,515 for the years ended December 31, 2024 and 2023, respectively, recorded as general and administrative expense.

Based on the carrying value of definite-lived intangible assets as of December 31, 2023, we estimate our amortization expense for the next five years will be as follows:

Amortization
Year Ended December 31,	Expense
2025	715,750
2026	700,000
2027	700,000
2028	683,066
2,798,816

NOTE 6: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following table summarizes the components of the Company’s accounts payable and accrued liabilities as of the dates presented:

	December 31, 2024	December 31, 2023

Accounts payable	$3,608,845	$2,004,462
Credit cards	70,666	81,055
Accrued liabilities	2,240,477	1,274,952
Balance, end of year	$5,919,988	$3,360,469

NOTE 7: DEFERRED REVENUE

For the years ended December 31, 2024 and 2023, changes in deferred revenue were as follows:

	December 31, 2024	December 31, 2023
Balance, beginning of year	$1,823,569	$2,493,151
Deferral of revenue	3,053,183	1,912,729
Recognition of deferred revenue	(2,571,299)	(2,582,311)
Balance, end of year	$2,305,453	$1,823,569

As of December 31, 2024 and 2023, is classified as follows:

	December 31, 2024	December 31, 2023
Current	$1,591,326	$1,627,572
Non-current	714,127	195,997
Balance, end of year	$2,305,453	$1,823,569

NOTE 8: LEASES

Operating lease

We had two noncancelable operating leases for office facilities, one that we entered into January 2019 and that expires January 10, 2024 and another that we entered into in April 2022 and that expires April 30, 2024. We have signed an extension for the lease at our current office through the end of 2024. with a one year renewal option and a rent escalation clause. In the summer of 2022, we relocated to the expanded square footage of the premises that are the subject of the April 2022 lease to support our growing operations, and entered into a commission agreement with the landlord of the building to sublet the premises that are the subject of the January 2019 lease. We have relocated our office furniture and equipment to a smaller location in the same office building on December 31, 2024 with a nonrenewable 7 month lease that expires on July 31, 2025.

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

Lease expense for operating leases generally consist of both fixed and variable components. Expense related to fixed lease payments are recognized on a straight-line basis over the lease term. Variable lease payments are generally expensed as incurred, where applicable, and include agreed-upon changes in rent, certain non-lease components, such as maintenance and other services provided by the lessor, and other charges included in the lease. Leases with an initial term of twelve months or less are not recorded on the balance sheet. We recognized total lease expense of approximately $381,104 and $349,209 for the years ended December 31, 2024 and 2023, respectively, primarily related to operating lease costs paid to lessors from operating cash flows. As of December 31, 2024 and 2023, the Company recorded security deposit of $29,467. We entered into our operating lease in January 2019.

Future minimum lease payments under operating leases that have initial noncancelable lease terms in excess of one year at December 31, 2024 were as follows:

Total
Year Ended December 31,	-
2024	-
Thereafter	-
-
Less: Imputed interest	-
Operating lease liabilities	-

Operating lease liability - current	-
Operating lease liability - non-current	$-

The following summarizes other supplemental information about the Company’s operating lease as of December 31, 2024:

Weighted average discount rate	-%
Weighted average remaining lease term (years)

Finance lease

The Company leases computer and hardware under non-cancellable capital lease arrangements. The term of those capital leases is 3 years and annual interest rate is 12%. At December 31, 2024 and 2023, capital lease obligations included in current liabilities were $10,341 and $10,341, respectively, and capital lease obligations included in long-term liabilities were $-0- and $-0-, respectively. During the years ended December 31, 2024 and 2023, the Company paid interest expense of $-0- and $-0-, respectively.

At December 31, 2024, there were $10,341 future minimum lease payments under the finance lease obligations, are as follows:

Total

2025	10,341
Thereafter	-
10,341
Less: Imputed interest	-
Finance lease liabilities	10,341

Finance lease liability	10,341
Finance lease liability - non-current	$-

As of December 31, 2024 and 2023, finance lease assets are included in property and equipment as follows:

	December 31, 2024	December 31, 2023
Finance lease assets	$267,284	$267,284
Accumulated depreciation	(267,284)	(267,284)
Finance lease assets, net of accumulated depreciation	$-	$-

NOTE 9: CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

	December 31, 2024	December 31, 2023
Convertible Notes - Issued in fiscal year 2020	97,946	97,946
Convertible Notes - Issued in fiscal year 2021	508,440	508,440
Convertible Notes - Issued in fiscal year 2022	1,234,251	1,201,083
Convertible Notes - Issued in fiscal year 2023	1,854,584	2,067,893
Convertible Notes - Issued in fiscal year 2024	183,982	-
	3,879,203	3,875,362
Less debt discount and debt issuance cost	(1,259)	(730,028)
	3,877,944	3,145,334
Less current portion of convertible notes payable	3,877,944	3,047,388
Long-term convertible notes payable	$-	$97,946

During the years ended December 31, 2024 and 2023, the Company recognized interest expense on convertible notes payable of $1,334,432 and $5,071,570, and amortization of debt discount, included in interest expense of $793,616 and $1,189,987, respectively.

Convertible note payable with outstanding balance of $508,440 matured on October 2023. The default annual interest rate of 16% becomes the effective interest rate on the past due principal. We are in communication with the lender.

Convertible note payable with outstanding balance of $64,550 matured on February 11, 2023. The default annual interest rate of 24% becomes the effective interest rate on the past due principal. We are in communication with the lender.

Convertible note payable with outstanding balance of $72,000 matured on February 11, 2023. The default annual interest rate of 24% becomes the effective interest rate on the past due principal. We are in communication with the lender.

Convertible note payable with outstanding balance of $87,527 matured on February 14, 2023. The default annual interest rate of 24% becomes the effective interest rate on the past due principal. We are in communication with the lender.

Convertible note payable with outstanding balance of $102,340 matured on March 1, 2023. The default annual interest rate of 24% becomes the effective interest rate on the past due principal. We are in communication with the lender.

Convertible note payable with outstanding balance of $66,500 matured on February 9, 2023. The default annual interest rate of 24% becomes the effective interest rate on the past due principal. We are in communication with the lender.

Convertible note with outstanding balance $50,000 is in default as of September 30, 2022 with a default interest rate of 18%. We are in communication with the lender.

Convertible note with outstanding balance $750,000 is in default as of December 07, 2024 with no default interest rate. We are in communication with the lender.

Convertible note with outstanding balance $300,000 is in default as of January 24, 2025 with no default interest rate. We are in communication with the lender.

Convertible note with outstanding balance $718,750 is in default as of June 30, 2024 with a default interest rate of 12%. We are in communication with the lender.

Convertible note with outstanding balance $812,500 is in default as of June 30, 2024 with a default interest rate of 12%. We are in communication with the lender.

Convertible note with outstanding balance $16,773 is in default as of October 15, 2024 with a default interest rate of 22%. We are in communication with the lender.

Convertible note with outstanding balance $94,950 is in default as of January 30, 2025 with a default interest rate of 22%. We are in communication with the lender.

Convertible note with outstanding balance $72,289 is in default as of February 15, 2025 with a default interest rate of 22%. We are in communication with the lender.

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

Conversion

During the year ended December 31, 2024, the Company converted notes with principal amounts and accrued interest of $68,863 into 477,349 shares of common stock.

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

As of December 31, 2024, $97,946 notes that were issued in fiscal year 2020 were outstanding.

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

As of December 31, 2024, $508,440 notes that were issued in fiscal year 2021 were outstanding.

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

As of December 31, 2024, $1,216,631 notes that were issued in fiscal year 2022 were outstanding.

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

As of December 31, 2024, $1,854,584 notes that were issued in fiscal year 2023 were outstanding.

Promissory Notes - Issued in fiscal year 2024

During the year ended December 31, 2024, we issued convertible promissory notes with principal amounts totaling $314,250, which resulted in cash proceeds of $255,000 after deducting a financing fee of $59,250. The 2024 Convertible Notes have the following key provisions:

●	Terms ranging from 9 to 12 months.

●	Annual interest rates of 13% to 15%.

●	Convertible at the option of the holders after varying dates.

●	Conversion price based on a formula corresponding to a discount (20% or 30% discount) off the lowest trading price of our Common Stock for the 20 prior trading days including the day on which a notice of conversion is received, although one of the 2023 Convertible Notes establishes a fixed conversion price of $.50 per share and two of the 2024 Convertible Notes have a fixed conversion price of $.005 per share.

●	As of the year ended December 31, 2024, there were no derivative liabilities.

As of December 31, 2024, $183,982 notes that were issued in fiscal year 2023 were outstanding.

NOTE 10: NOTES PAYABLE

Notes payable consists of the following:

	December 31, 2024	December 31, 2023	Maturity	Interest Rate
Economic Injury Disaster Loan - originated in May 2020	$500,000	$500,000	30 years	3.75%
Promissory note - originated in February 2021	1,305,373	1,305,373	5 years	4.0%
Promissory note - originated in April 2021 (1)	676,693	676,693	1 year	12%
Promissory note - originated in July 2021 (1)	282,000	282,000	1 year	12%
Promissory note - originated in September 2021	18,855	31,758	$1,383.56 monthly payment for 60 months	28%
Promissory note - originated in April 2022	44,792	57,577	$1,695.41 monthly payment for 36 months	16.0%
Promissory note - originated in April 2022	-	47,392	$7,250 daily payment for 168 days	25%
Promissory note - originated in July 2022	34,597	43,579	$1,485.38 monthly payment for 60 months	18%
Promissory note - originated in July 2022	42,848	67,333	$3,546.87 monthly payment for 36 months	10%
Promissory note - originated in August 2022	15,534	20,797	$589.92 monthly payment for 60 months	8%
Promissory note - originated in October 2022	786,397	1,081,032	$1,749.00 daily payment for 30 days	66%
Promissory note - originated in January 2023	2,664	4,328	$237.03 monthly payment for 36 months	25%
Promissory note - originated in March 2023	35,678	47,570	$1,521.73 monthly payment for 60 months	18%
Promissory note - originated in March 2023	7,836	11,754	$559.25 monthly payment for 36 months	17%
Promissory note - originated in April 2023	21,115	24,634	$3,999.00 monthly payment for 12 months	12%
Promissory note - originated in April 2023	23,054	33,054	$3,918.03 monthly payment for 12 months	6%
Promissory note - originated in May 2023	-	322,000	3 months	29%
Promissory note - originated in June 2023	291,666	394,444	12 months	18%
Promissory note - originated in August 2023	11,371	15,895	36 months	14%
Promissory note - originated in December 2023	1,175,000	1,145,882	12 months	10%
	5,275,473	6,113,095
Less debt discount and debt issuance cost	(528,132)	(1,053,637)
	4,747,341	5,059,458
Less current portion of promissory notes payable	3,340,492	3,704,326
Long-term promissory notes payable	$1,406,849	$1,355,132

(1)	Note payable with outstanding balance of $676,693 matured on April 22, 2022. Note payable with outstanding balance of $282,000 matured on July 27, 2022. The default annual interest rate of 16% becomes the effective interest rate on the past due principal and interest. We are in communication with the lender.

During the years ended December 31, 2024 and 2023, the Company recognized interest expense on notes payable of $2,754,405 and $1,345,837, and amortization of debt discount, included in interest expense of $1,319,121 and $1,053,637, respectively.

During the years ended December 31, 2024 and 2023, the Company issued a total of $-0- and $1,617,868, less discount of $-0- and $1,689,868 and repaid $871,932 and $1,562,565, respectively.

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

Preferred Stock

As of December 31, 2024, we are authorized to issue 150,000 of Series A Preferred Stock with par value of $0.001.

Each share of Series A is the equivalent of 15,000 shares of Common Stock. Our Chief Executive Officer, Jason Remillard, holds 149,892 shares of our Series A Preferred Stock. Through his ownership of Series A Preferred Shares, Mr. Remillard has voting control over all matters to be submitted to a vote of our shareholders.

During the year ended December 31, 2024 Chief Executive Officer, Jason Remillard converted 400 Series A Preferred Stock into 400,000 common stock.

As of December 31, 2024 and December 31, 2023, 149,492 and 149,892 shares of Series A were issued and outstanding, respectively.

As of December 31, 2024, we are authorized to issue 80,000 of Series B Preferred Stock with a par value of $10.00

Each share of Series B Preferred Stock (i) is convertible into Common Stock at a price per share equal to sixty one percent (61%) of the lowest price for our Common Stock during the twenty (20) days of trading preceding the date of the conversion; (ii) earns dividends at the rate of nine percent (9%) per annum; and, (iii) has no voting rights.

As of December 31, 2024 and December 31, 2023, -0- and -0- shares of Series B were issued and outstanding, respectively.

Common Stock

As of December 31, 2024, the Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.001. All shares have equal voting rights, are non-assessable, and have one vote per share. The total number of shares of Company common stock issued and outstanding as of December 31, 2024 and 2023, respectively, was 1,150,223 and 272,874 shares, respectively.

During the year ended December 31, 2024, we issued Common Stock as follows:

●	477,349 shares issued for conversion of debt;
●	400,000 shares issued for conversion of Series A preferred stock;

During the year ended December 31, 2023, we issued Common Stock as follows:

●	21,428 shares issued for conversion of debt;
●	77,010 shares issued for adjustment to PPM investors;
●	4,786 shares issued for stock-based compensation;
●	165,290 shares issued for partial payment on acquisition of select assets from Cyren Ltd bankruptcy trustee.

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

A summary of activity during the period ended December 31, 2024 follows:

		Weighted Average
	Shares	Exercise Price
Outstanding, December 31, 2022	267	$13,242
Granted	616,667	.60
Reset feature	-	-
Exercised	-	-
Forfeited/canceled	-	-
Outstanding, December 31, 2023	616,934	$8.03
Granted	-	-
Reset feature	-	-
Exercised	-	-
Forfeited/canceled	-	-
Outstanding, December 31, 2024	616,934	$8.03

The following table summarizes information relating to outstanding and exercisable warrants as of December 31, 2024:

Exercisable Warrants Outstanding
	Weighted Average Remaining
Number of Warrants	Contractual life (in years)	Weighted Average Exercise Price
10	.95	$96,000.00
12	1.31	$72,000.00
26	1.57	$21,600.00
5	1.75	$21,600.00
55	1.80	$5,929.10
124	1.98	$4,464.00
32	2.36	$3,600.00
3	2.36	$3,600.00
270,833	-	$0.60
250,000	-	$0.60
54,167	-	$0.60
41,667	-	$0.60
616,934	1.88	$5.09

NOTE 12: INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and deferred tax liabilities are as follows as of December 31:

	December 31, 2024	December 31, 2023

Non-operating loss carryforward	$7,680,000	$6,677,000
Valuation allowance	(7,680,000)	(6,677,000)
Net deferred tax asset	$-	$-

The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. During 2024 the valuation allowance increased by $1,003,000. The Company has net operating and economic loss carry-forwards of approximately $33,388,677 available to offset future federal and state taxable income.

A reconciliation between expected income taxes, computed at the federal income tax rate of 21% applied to the pretax accounting loss, and our blended state income tax rate of 2.0%, and the income tax net expense included in the consolidated statements of operations for the years ended December 31, 2024 and 2023 is as follows:

	Years Ended December 31,
	2024	2023

Loss for the year	$(6,087,182)	$(4,244,708)

Income tax (recovery) at statutory rate	$(1,266,000)	$(891,000)
State income tax expense, net of federal tax effect	(121,000)	(85,000)
Permanent difference and other	384,000	287,000
Change in valuation allowance	1,003,000	689,000
Income tax expense per books	$-	$-

The effective tax rate of 0% differs from our statutory rate of 21% primarily due to the effect of non-deductible income and expenses. Tax returns for the years ended 2013 – 2024, are subject to review by the tax authorities.

NOTE 13: SHARE-BASED COMPENSATION

Stock Options

During the years ended December 31, 2024 and 2023, the Company granted options for the purchase of the Company’s common stock to certain employees, consultants and advisors as consideration for services rendered. The terms of the stock option grants are determined by the Company’s Board of Directors. The Company’s stock options generally vest upon the one-year or two-year anniversary date of the grant and have a maximum term of ten years.

The following summarizes the stock option activity for the years ended December 31, 2024 and 2023:

	Options	Weighted-Average
	Outstanding	Exercise Price
Balance as of December 31, 2022	279	$775.93
Grants	13,833	1,002
Exercised	-	-
Cancelled	-	-
Balance as of December 31, 2023	14,112	$1.67
Grants	850,775	1.24
Exercised	-	-
Cancelled	-	-
Balance as of December 31, 2024	864,887	$1.25

The weighted average grant date fair value of stock options granted during the years ended December 31, 2024 and 2023 was $1.24 and $15.12, respectively. The total fair value of stock options that granted during the year ended December 31, 2024 and 2023 was approximately $1,055,849 and $300,129, respectively. The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions for stock options granted during the year ended December 31, 2024 and 2023:

	2023		2022
Expected term (years)	5		5
Expected stock price volatility		%	220.36%
Weighted-average risk-free interest rate		%	4.169%
Expected dividend	$0.00		$0.00

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

The following summarizes certain information about stock options vested and expected to vest as of December 31, 2024:

		Weighted-Average
	Number of	Remaining Contractual Life	Weighted-Average
	Options	(In Years)	Exercise Price
Outstanding	864,887	9.4	$6.15
Exercisable	22,509	6.15	$32.89
Expected to vest	842,378	9.42	$1.54

As of December 31, 2024 and 2023, there was $644,886 and $381,547, respectively, of total unrecognized compensation cost related to non-vested stock-based compensation arrangements which is expected to be recognized within the next year.

Restricted Stock Awards

During the years ended December 31, 2024 and 2023, the Company issued restricted stock awards for shares of common stock which have been reserved for the holders of the awards. Restricted stock awards were issued to certain consultants and advisors as consideration for services rendered. The terms of the restricted stock units are determined by the Company’s Board of Directors. The Company’s restricted stock shares generally vest over a period of one year and have a maximum term of ten years.

The following summarizes the restricted stock activity for the years ended December 31, 2024 and 2023:

		Weighted-Average
	Shares	Fair Value
Balance as of December 31, 2022	538	639.22
Shares of restricted stock granted	19,676	225,000
Exercised	-	-
Cancelled	-	-
Balance as of December 31, 2023	20,214	225,639
Shares of restricted stock granted	73,258	180,000
Exercised	-	-
Cancelled	88,184	360,000
Balance as of December 31, 2024	5,288	314,361

Number of Restricted Stock Awards	December 31, 2024	December 31, 2023
Vested	413,862	5,288
Non-vested	-	14,926

As of December 31, 2024 and 2023, there was $-0- of total unrecognized compensation cost related to non-vested stock-based compensation, which is expected to be recognized over the next year.

NOTE 14: INTEREST EXPENSE

For the years ended December 31, 2024 and 2023, the Company recorded interest expense as follows:

	Year ended	Year ended
	December 31, 2024	December 31, 2023
Interest expense - convertible notes	$540,816	$3,423,703
Interest expense - notes payable	622,154	978,295
Interest expense - notes payable - related party	86,328	-
Other	174,002	281,698
Amortization of debt discount	1,319,121	1,733,711
	$2,742,421	$6,417,407

NOTE 15: RELATED PARTY TRANSACTIONS

Jason Remillard is our president and Chief Executive Officer and the sole director. Through his ownership of 149,492 shares of our Series A Preferred Stock and 402,627 shares of our Common Stock, Mr. Remillard has voting control over all matters to be submitted to a vote of our shareholders. Greg McCraw is our Chief Financial Officer and owns 2,339 shares of our Common Stock.

During the year ended December 31, 2024, we borrowed $-0- from our CEO and $-0- from our CFO. Our CEO paid operating expenses of $260,648 on our behalf and we repaid $356,041 to our CEO.

During the year ended December 31, 2023, we borrowed $19,700 from our CEO and $150,000 from our CFO. Our CEO paid operating expenses of $194,735 on our behalf and we repaid $193,560 to our CEO.

As of December 31, 2024 and December 31, 2023, we owed $144,303 and $341,437, respectively, to related parties.

NOTE 16: SUBSEQUENT EVENTS

In accordance with ASC 855-10, “Subsequent Events”, we analyzed our operations subsequent to December 31, 2024 to June 16, 2025, the date when these consolidated financial statements were issued.

●	On January 3, 2025, we issued 57,237 shares of our Common Stock to GS Capital Partners LLC pursuant to an agreement with GS Capital Partners LLC, in exchange for $950 in note payable principal and $517 of accrued interest.
●	On January 3, 2025, we issued 54,753 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $4,008 of accrued interest.
●	On January 7, 2025, we issued 62,984 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $4,610 of accrued interest.
●	On January 15, 2025, we issued 62,980 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $4,610 of accrued interest.
●	On January 15, 2025, we issued 62,689 shares of Common Stock to GS Capital Partners LLC pursuant to an agreement with GS Capital Partners LLC, in exchange for $910 in note payable principal and $502 of accrued interest.
●	On January 23, 2025, we issued 72,390 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $5,299 of accrued interest.
●	On January 29, 2025, we issued 75,506 shares of Common Stock to GS Capital Partners LLC pursuant to an agreement with GS Capital Partners LLC, in exchange for $860 in note payable principal and $482 of accrued interest.
●	On January 30, 2025, we issued 892,860 shares of Common Stock to Cogility Software as payment for license agreement for Cogynt software.
●	On January 31, 2025, we issued 124,300 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $9,099 of accrued interest.
●	On February 5, 2025, we issued 3,000,000 shares of Common Stock to our CEO in conversion of preferred shares.
●	On February 6, 2025, we issued 280,234 shares of Common Stock to Root Ventures LLC pursuant to an agreement with Root Ventures LLC, in exchange for $6,150 in note payable principal.
●	On February 6, 2025, we issued 192,307 shares of Common Stock to Jefferson Street Capital LLC pursuant to an agreement with Jefferson Street Capital LLC, in exchange for $4,250 in note payable principal.
●	On February 7, 2025, we issued 291,666 shares of Common Stock to Quick Capital LLC pursuant to an agreement with Quick Capital LLC, in exchange for $5,800 in note payable principal.
●	On February 10, 2025, we issued 316,243 shares of Common Stock to GS Capital Partners LLC pursuant to an agreement with GS Capital Partners LLC, in exchange for $4,600 in note payable principal and $2,616 of accrued interest.
●	On February 12, 2025, we issued 312,416 shares of Common Stock to One44 Capital LLC pursuant to an agreement with One44 Capital LLC, in exchange for $6,000 in note payable principal and $1,623 of accrued interest.
●	On February 13, 2025, we issued 318,300 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $23,300 of accrued interest.
●	On February 19, 2025, we issued 364,242 shares of Common Stock to GS Capital Partners LLC pursuant to an agreement with GS Capital Partners LLC, in exchange for $950 in note payable principal and $550 of accrued interest.
●	On February 19, 2025, we issued 356,275 shares of Common Stock to Jefferson Street Capital LLC pursuant to an agreement with Jefferson Street Capital LLC, in exchange for $1,450 in note payable principal.
●	On February 20, 2025, we issued 342,105 shares of Common Stock to Quick Capital LLC pursuant to an agreement with Quick Capital LLC, in exchange for $467 in note payable principal and $283 of accrued interest.
●	On February 20, 2025, we issued 365,600 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $8,921 of accrued interest.
●	On February 21, 2025, we issued 399,267 shares of Common Stock to Quick Capital LLC pursuant to an agreement with Quick Capital LLC, in exchange for $937 in note payable principal and $43 of accrued interest.
●	On February 24, 2025, we issued 438,637 shares of Common Stock to Root Ventures LLC pursuant to an agreement with Root Ventures LLC, in exchange for $1,887 in note payable principal.
●	On February 24, 2025, we issued 358,974 shares of Common Stock to Jefferson Street Capital LLC pursuant to an agreement with Jefferson Street Capital LLC, in exchange for $1,350 in note payable principal.
●	On February 24, 2025, we issued 365,000 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $2,254 of accrued interest.
●	On February 25, 2025, we issued 477,777 shares of Common Stock to Quick Capital LLC pursuant to an agreement with Quick Capital LLC, in exchange for $1,296 in note payable principal and $84 of accrued interest.
●	On February 25, 2025, we issued 365,200 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $2,255 of accrued interest.
●	On February 25, 2025, we issued 533,608 shares of Common Stock to One44 Capital LLC pursuant to an agreement with One44 Capital LLC, in exchange for $2,300 in note payable principal and $630 of accrued interest.
●	On February 26, 2025, the Company issued convertible note a total of $82,500, which the term of notes is 1 year. Note is convertible at the option of the holder at any time and conversion price are Conversion price is 61% multiplied by the Market Price the lowest Trading Price for the Common Stock during the fifteen (15) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.
●	On February 27, 2025, we issued 10,000,000 shares of Common Stock to our CEO in conversion of preferred shares.
●	On February 28, 2025, we issued 1,081,349 shares of Common Stock to Quick Capital LLC pursuant to an agreement with Quick Capital LLC, in exchange for $4,209 in note payable principal and $41 of accrued interest.
●	On February 28, 2025, we issued 1,082,519 shares of Common Stock to Root Ventures LLC pursuant to an agreement with Root Ventures LLC, in exchange for $4,437 in note payable principal.
●	On February 28, 2025, we issued 1,125,703 shares of Common Stock to Jefferson Street Capital LLC pursuant to an agreement with Jefferson Street Capital LLC, in exchange for $5,250 in note payable principal.
●	On February 28, 2025, we issued 1,136,000 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $6,055 of accrued interest.
●	On March 5, 2025, we issued 1,300,653 shares of Common Stock to Quick Capital LLC pursuant to an agreement with Quick Capital LLC, in exchange for $2,688 in note payable principal and $92 of accrued interest.
●	On March 5, 2025, we issued 1,246,000 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $6,641 of accrued interest.
●	On March 5, 2025, we issued 1,229,884 shares of Common Stock to GS Capital Partners LLC pursuant to an agreement with GS Capital Partners LLC, in exchange for $2,100 in note payable principal and $1,226 of accrued interest.
●	On March 6, 2025, we issued 1,246,668 shares of Common Stock to Fast Capital LLC pursuant to an agreement with Fast Capital LLC, in exchange for $3,490 in note payable principal.
●	On March 6, 2025, we issued 1,394,446 shares of Common Stock to One44 Capital LLC pursuant to an agreement with One44 Capital LLC, in exchange for $3,400 in note payable principal and $938 of accrued interest.
●	On March 7, 2025, we issued 1,619,047 shares of Common Stock to Quick Capital LLC pursuant to an agreement with Quick Capital LLC, in exchange for $2,149 in note payable principal and $51 of accrued interest.
●	On March 7, 2025, we issued 1,225,961 shares of Common Stock to Jefferson Street Capital LLC pursuant to an agreement with Jefferson Street Capital LLC, in exchange for $1800 in note payable principal.
●	On March 7, 2025, we issued 1,246,400 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $3,878 of accrued interest.
●	On March 10, 2025, we issued 1,766,581 shares of Common Stock to Fast Capital LLC pursuant to an agreement with Fast Capital LLC, in exchange for $2,119 in note payable principal.
●	On March 10, 2025, we issued 1,766,000 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $5,494 of accrued interest.
●	On March 11, 2025, we issued 2,000,000 shares of Common Stock to Quick Capital LLC pursuant to an agreement with Quick Capital LLC, in exchange for $1,736 in note payable principal and $64 of accrued interest.
●	On March 11, 2025, we issued 1,733,488 shares of Common Stock to GS Capital Partners LLC pursuant to an agreement with GS Capital Partners LLC, in exchange for $1,350 in note payable principal and $794 of accrued interest.
●	On March 11, 2025, we issued 1,766,400 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $2,694 of accrued interest.
●	On March 12, 2025, we issued 2,277,777 shares of Common Stock to Quick Capital LLC pursuant to an agreement with Quick Capital LLC, in exchange for $1,245 in note payable principal and $15 of accrued interest.
●	On March 13, 2025, we issued 1,766,000 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $2,693 of accrued interest.
●	On March 13, 2025, we issued 2,222,222 shares of Common Stock to Jefferson Street Capital LLC pursuant to an agreement with Jefferson Street Capital LLC, in exchange for $1,850 in note payable principal.
●	On March 14, 2025, we issued 1,766,581 shares of Common Stock to Fast Capital LLC pursuant to an agreement with Fast Capital LLC, in exchange for $1,713 in note payable principal.
●	On March 14, 2025, we issued 1,766,400 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $2,694 of accrued interest.
●	On March 18, 2025, we issued 2,767,000 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $3,237 of accrued interest.
●	On March 19, 2025, we issued 2,901,515 shares of Common Stock to Quick Capital LLC pursuant to an agreement with Quick Capital LLC, in exchange for $628 in note payable principal and $87 of accrued interest.
●	On March 19, 2025, we issued 2,767,400 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $3,238 of accrued interest.
●	On March 24, 2025, we issued 3,452,380 shares of Common Stock to Quick Capital LLC pursuant to an agreement with Quick Capital LLC, in exchange for $207 in note payable principal and $43 of accrued interest.
●	On March 24, 2025, we issued 3,600,000 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $4,212 of accrued interest.
●	On March 25, 2025, we issued 3,949,275 shares of Common Stock to Quick Capital LLC pursuant to an agreement with Quick Capital LLC, in exchange for $379 in note payable principal and $56 of accrued interest.
●	On March 25, 2025, we issued 3,406,593 shares of Common Stock to Jefferson Street Capital LLC pursuant to an agreement with Jefferson Street Capital LLC, in exchange for $800 in note payable principal.
●	On March 25, 2025, we issued 3,600,000 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $1,638 of accrued interest.
●	On March 26, 2025, we issued 3,598,000 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $1,637 of accrued interest.
●	On March 27, 2025, we issued 3,600,000 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $1,638 of accrued interest.
●	On March 31, 2025, we issued 4,800,000 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $2,184 of accrued interest.
●	On March 31, 2025, we issued 5,000,000 shares of Common Stock to Jefferson Street Capital LLC pursuant to an agreement with Jefferson Street Capital LLC, in exchange for $550 in note payable principal.
●	On April 1, 2025, we issued 4,850,000 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $1,261 of accrued interest.
●	On April 9, 2025, we issued 5,789,877 shares of Common Stock to One44 Capital LLC pursuant to an agreement with One44 Capital LLC, in exchange for $1,100 in note payable principal and $313 of accrued interest.
●	On April 9, 2025, we issued 5,830,988 shares of Common Stock to Fast Capital LLC pursuant to an agreement with Fast Capital LLC, in exchange for $1,399 in note payable principal.
●	On April 11, 2025, we issued 5,830,988 shares of Common Stock to Fast Capital LLC pursuant to an agreement with Fast Capital LLC, in exchange for $1,399 in note payable principal.
●	On April 16, 2025, we issued 5,830,988 shares of Common Stock to Fast Capital LLC pursuant to an agreement with Fast Capital LLC, in exchange for $1,399 in note payable principal.
●	On April 22, 2025, we issued 6,730,769 shares of Common Stock to Jefferson Street Capital LLC pursuant to an agreement with Jefferson Street Capital LLC, in exchange for $1,000 in note payable principal.
●	On April 22, 2025, we issued 5,830,988 shares of Common Stock to Fast Capital LLC pursuant to an agreement with Fast Capital LLC, in exchange for $1,399 in note payable principal.
●	On April 28, 2025, we issued 5,830,988 shares of Common Stock to Fast Capital LLC pursuant to an agreement with Fast Capital LLC, in exchange for $1,399 in note payable principal.
●	On May 5, 2025, we issued 5,830,988 shares of Common Stock to Fast Capital LLC pursuant to an agreement with Fast Capital LLC, in exchange for $749 in note payable principal.
●	On May 9, 2025, we issued 7,910,600 shares of Common Stock to Fast Capital LLC pursuant to an agreement with Fast Capital LLC, in exchange for $1,373 in note payable principal.
●	On May 13, 2025, we issued 8,461,538 shares of Common Stock to Jefferson Street Capital LLC pursuant to an agreement with Jefferson Street Capital LLC, in exchange for $1,450 in note payable principal.
●	On May 28, 2025, we issued 9,018,536 shares of Common Stock to Fast Capital LLC pursuant to an agreement with Fast Capital LLC, in exchange for $1,705 in note payable principal.
●	On June 6, 2025, we issued 8,846,153 shares of Common Stock to Jefferson Street Capital LLC pursuant to an agreement with Jefferson Street Capital LLC, in exchange for $1,550 in note payable principal.

F-31

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: June 16, 2025	DATA443 RISK MITIGATION, INC.

	BY:	/s/ Jason Remillard
Jason Remillard,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATED

/s/ Jason Remillard	Chairman of the Board;	June 16, 2025
Jason Remillard	Chief Executive Officer

/s/ Greg McCraw	Chief Financial Officer	June 16, 2025
Greg McCraw

65