Form 10-K/A
period 2024-12-31
Data443 Risk Mitigation, Inc.
filed 2025-06-17
CIK 1068689

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

EXPLANATORY NOTE

Form 10K was filed with the incorrect and incomplete date on the auditor’s opinion letter and has been updated to the correct date of June 16, 2025.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements – See Index on page F-1 of this report

(b)	The following exhibits are filed herewith as a part of this report

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date

3.1	Amended and Restated Articles of Incorporation of the Company, dated May 1, 2018.	10-12G	3.2	1/11/2019

3.2+	Second Amended and Restated Articles of Incorporation of the Company	10-K	3.2	6/16/2025

3.3	Certificate of Designation for Preferred Series A Stock of the Company, dated May 28, 2008.	10-12G	3.4	1/11/2019

3.4	Amendment to Certificate of Designation for Preferred Series A Stock of the Company, dated April 27, 2018.	10-12G	3.4	1/11/2019

3.5	Amendment to Certificate of Designation for Preferred Series A Stock of the Company, dated December 20, 2023.	8-K	3.1	12/26/2023

3.6	Bylaws of the Company.	10-SB	I	1/4/2000

3.7	Amended and Restated Bylaws of the Company.	8-K	3.2	1/29/2024

3.8	Certificate of Amendment to the Company’s Articles of Incorporation dated October 29, 2019.	8-K	3.1	10/15/2019

3.9	Certificate of Amendment to the Company’s Articles of Incorporation dated August 17, 2020.	8-K	3.1	8/21/2020

3.10	Certificate of Designation for Preferred Series B Stock of the Company, dated November 25, 2020.	8-K	3.1	12/2/2020

3.11	Certificate of Amendment to the Company’s Articles of Incorporation dated December 15, 2020, increasing the number of authorized shares of Common Stock to 1.8 billion.	8-K	3.1	12/17/2020

3.12	Certificate of Amendment to the Company’s Articles of Incorporation dated April 21, 2021.	8-K	3.1	4/27/2021

3.13	Certificate of Amendment to the Company’s Articles of Incorporation dated January 10, 2021.	8-K	3.1	6/21/2021

3.14	Certificate of Change to the Company’s Articles of Incorporation dated January 6, 2022.	8-K	3.1	3/11/2022

3.15	Certificate of Change to the Company’s Articles of Incorporation dated May 25, 2023.	8-K	3.1	05/26/2023

3.16	Certificate of Change to the Company’s Articles of Incorporation dated September 14, 2023	8-K	3.1	09/20/2023

4.1	Warrant Exchange Notes issued as of 17 November 2020 in the total original principal amount of $100,000.	10-K	4.7	3/23/2021

4.2	Common Stock Purchase Warrant issued in favor of Triton Funds LP on December 11, 2020.	8-K	4.1	12/17/2020

4.3	Common Stock Purchase Warrant (the “First Warrant”) issued in favor of Auctus Fund, LLC on 23 April 2021.	8-K	4.1	4/27/2021

4.4	Common Stock Purchase Warrant (the “Second Warrant”) issued in favor of Auctus Fund, LLC on April 22, 2021.	8-K	4.2	4/27/2021

4.5	Common Stock Purchase Warrant (the “First Warrant”) issued in favor of Auctus Fund, LLC on 30 July 2021 for the purchase of 62,667 shares of Common Stock at $4.50 per share.	10-Q	4.11	8/03/2021

4.6	Common Stock Purchase Warrant (the “Second Warrant”) issued in favor of Auctus Fund, LLC on 30 July 2021 for the purchase of 62,667 shares of Common Stock at $4.50 per share.	10-Q	4.12	8/03/2021

4.7	Common Stock Purchase Warrant (the “First Warrant”) issued in favor of Jefferson Street Capital LLC on 28 September 2021.	10-K	4.8	03/31/2022

4.8	Common Stock Purchase Warrant (the “Second Warrant”) issued in favor of Jefferson Street Capital LLC on 28 September 2021.	10-K	4.9	03/31/2022

4.9	Convertible Promissory Note issued the Company in favor of Jefferson Street Capital LLC on 28 September 2021 in the original principal amount of $110,000.	10-K	4.10	03/31/2022

4.10	Common Stock Purchase Warrant (the “First Warrant”) issued in favor of Mast Hill Fund, LP on 19 October 2021.	10-Q	4.13	10/26/2021

4.11	Common Stock Purchase Warrant (the “Second Warrant”) issued in favor of Mast Hill Fund, LP on 19 October 2021.	10-Q	4.14	10/26/2021

4.12	Common Stock Purchase Warrant issued in favor of Westland Properties, LLC on 21 December 2021.	10-K	4.13	03/31/2022

4.13	Convertible Promissory Note issued the Company in favor of Westland Properties, LLC on 21 December 2021 in the original principal amount of $555,555.	10-K	4.14	03/31/2022

4.14	Convertible Promissory Note issued the Company in favor of GS Capital Partners, LLC on 11 February 2022 in the original principal amount of $207,500.	10-K	4.15	03/31/2022

4.15	Convertible Promissory Note issued the Company in favor of One44 Capital LLC on 11 February 2022 in the original principal amount of $160,000.	10-K	4.16	03/31/2022

4.16	Convertible Promissory Note issued the Company in favor of Fast Capital, LLC on 14 February 2022 in the original principal amount of $207,500.	10-K	4.17	03/31/2022

4.17	Convertible Promissory Note issued the Company in favor of Root Ventures, LLC on 1 March 2022 in the original principal amount of $207,500.	10-K	4.18	03/31/2022

4.18	Convertible Promissory Note issued the Company in favor of Red Road Holdings Corporation on 9 March 2022 in the original principal amount of $176,813.	10-K	4.19	03/31/2022

4.19	Convertible Promissory Note issued by the Company in favor of 1800 Diagonal Lending LLC, dated May 16, 2022.	10-Q	4.1	08/14/2023

4.20	Form of Note, between the Company and Walleye Opportunities Master Fund Ltd on December 7, 2022.	8-K	4.1	12/12/2022

4.21	Form of Warrant, between the Company and Walleye Opportunities Master Fund Ltd on December 7, 2022.	8-K	4.2	12/12/2022

4.22	Form of Note, between the Company and Walleye Opportunities Master Fund Ltd on January 24, 2023.	8-K	4.1	01/30/2023

4.23	Form of Warrant, between the Company and Walleye Opportunities Master Fund Ltd on January 24, 2023.	8-K	4.2	01/30/2023

4.24	Convertible Promissory Note issued by the Company in favor of Jefferson Street Capital LLC on May 9, 2022.	10-K	4.24	02/24/2023

4.25	Common Stock Purchase Warrant issued to Moody Capital Solutions Inc. on May 9, 2022.	10-K	4.25	02/24/2023

4.26	Convertible Promissory Note issued by the Company in favor of 1800 Diagonal Lending LLC on January 4, 2023.	10-K	4.26	02/24/2023

4.27	Form of Note, between the Company and Investor #1.	8-K	4.1	07/24/2023

4.28	Form of Warrant, between the Company and Investor #1.	8-K	4.2	07/24/2023

4.29	Form of Note, between the Company and Investor #2.	8-K	4.3	07/24/2023

4.30	Form of Warrant, between the Company and Investor #2.	8-K	4.4	07/24/2023

4.31	Form of Warrant, between the Company and the Placement Agent	8-K	4.5	07/24/2023

4.32	Form of Warrant, between the Company and Investor.	8-K	4.6	07/24/2023

4.33	Form of New Note, between the Company and the Noteholder.	8-K	4.7	07/24/2023

4.34	Convertible Promissory Note issued the Company in favor of 1800 Diagonal Lending LLC on 2 January 2024 in the original principal amount of $86,250.	10-Q	4.1	05/15/2024

4.35	Convertible Promissory Note issued the Company in favor of 1800 Diagonal Lending LLC on 4 April 2024 in the original principal amount of $126,000.	10-Q	4.1	08/14/2024

4.36	Convertible Promissory Note issued the Company in favor of 1800 Diagonal Lending LLC on 10 May 2024 in the original principal amount of $102,000.	10-Q	4.2	08/14/2024

10.1	Asset Purchase Agreement dated January 26, 2018 by and between Myriad Software Productions, LLC and Data443 Risk Management, Inc.	10-12G	10.1	1/11/2019

10.2	Secured Promissory Note dated January 26, 2018 issued by Data443 Risk Management, Inc. in favor of Myriad Software Productions, LLC in the original principal amount of $250,000.	10-12G	10.2	1/11/2019

10.3	Security Agreement dated January 26, 2018 executed by Data443 Risk Management, Inc. in favor of Myriad Software Productions, LLC.	10-12G	10.3	1/11/2019

10.4†	2019 Omnibus Stock Incentive Plan dated May 16, 2019	8-K	10.1	5/19/2019

10.5	Letter Agreement effective August 26, 2020, between the Company and Maxim Group, LLC.	10-Q	10.23	11/16/2020

10.6	Asset Sale Agreement effective January 31, 2021, between the Company and the secured creditors of Wala, Inc.	10-K	10.28	3/23/2021

10.7	Three Secured Promissory Notes, each effective January 31, 2021 and issued by the Company in favor of the secured creditors of Wala, Inc.	10-K	10.29	3/23/2021

10.8	Security Agreement effective January 31, 2021, between the Company and the secured creditors of Wala, Inc.	10-K	4.6	3/23/2021

10.9	Form of Securities Purchase Agreement entered into with Auctus Fund, LLC on April 23, 2021.	8-K	10.1	4/27/2021

10.10	Form of Senior Secured Promissory Note issued in favor of Auctus Fund, LLC on April 23, 2021.	8-K	10.2	4/27/2021

10.11	Form of Security Agreement entered into with Auctus Fund, LLC on April 23, 2021.	8-K	10.3	4/27/2021

10.12†	Employment Agreement, Effective March 1, 2019 between the Company and Jason Remillard	10-K	10.13	03/31/2022

10.13†	Employment Agreement, effective December 1, 2021 between the Company and Nanuk Warman	10-K	10.14	03/31/2022

10.14	Form of Securities Purchase Agreement entered into with Auctus Fund, LLC on 29 July 2021.	10-Q	10.34	8/3/2021

10.15	Form of Senior Secured Promissory Note issued in favor of Auctus Fund, LLC on 29 July 2021.	10-Q	10.35	8/3/2021

10.16	Form of Security Agreement entered into with Auctus Fund, LLC on 29 July 2021.	10-Q	10.36	8/3/2021

10.17	Form of Securities Purchase Agreement entered into with Jefferson Street Capital LLC on 28 September 2021.	10-K	10.18	03/31/2022

10.18	Form of Securities Purchase Agreement entered into with Mast Hill Fund, LP on 19 October 2021.	10-Q	10.37	10/26/2021

10.19	Form of Promissory Note issued in favor of Mast Hill Fund, LP on 19 October 2021.	10-Q	10.38	10/26/2021

10.20	Form of Securities Purchase Agreement entered into with Westland Properties, LLC on 21 December 2021.	10-K	10.21	03/31/2022

10.21	Centurion Holdings I, LLC asset purchase agreement dated January 19, 2022	8-K	10.1	1/19/2022

10.22	Form of Securities Purchase Agreement entered into with GS Capital Partners, LLC on 11 February 2022.	10-K	10.23	03/31/2022

10.23	Form of Securities Purchase Agreement entered into with One44 Capital LLC on 11 February 2022.	10-K	10.24	03/31/2022

10.24	Form of Securities Purchase Agreement entered into with Fast Capital, LLC on 14 February 2022.	10-K	10.25	03/31/2022

10.25	Form of Securities Purchase Agreement entered into with Root Ventures, LLC on 1 March 2022.	10-K	10.26	03/31/2022

10.26	Form of Securities Purchase Agreement entered into with Red Road Holdings Corporation on 9 March 2022.	10-K	10.27	03/31/2022

10.27	Form of Securities Purchase Agreement, between the Company and Walleye Opportunities Master Fund Ltd on December 7, 2022.	8-K	10.1	12/12/2022

10.28	Form of Securities Purchase Agreement, between the Company and Walleye Opportunities Master Fund Ltd, dated January 30, 2023.	8-K	10.1	01/30/2023

10.29	Form of Securities Purchase Agreement between the Company and Jefferson Street Capital LLC, dated May 9, 2022, 2022.	10-K	10.30	02/24/2023

10.30	Form of Securities Purchase Agreement between the Company and 1800 Diagonal Lending LLC, dated January 4, 2023.	10-K	10.31	02/24/2023

10.31	Asset Sale Agreement, between the Company and Wala, Inc., dated January 31, 2021.	10-K	10.32	02/24/2023

10.32	Bill of Sale, between the Company and the sellers listed therein, date January 31, 2021.	10-K	10.33	02/24/2023

10.33	I.P. Assignment and Assumption Agreement, between the Company and certain noteholders of the Company, dated January 31, 2021.	10-K	10.34	02/24/2023

10.34	Security Agreement, between the Company and certain secured parties listed therein, dated January 31, 2021.	10-K	10.35	02/24/2023

10.35	Form of Amendment dated March 23, 2023 to Securities Purchase Agreement dated November 4, 2022, between the Company and the Investor.	8-K	10.1	03/23/2023

10.36	Form of Purchase Agreement, dated May 11, 2023, between the Company and the Appointed Receiver for the Assets of Cyren Ltd.	8-K	10.1	05/15/2023

10.37	Form of Securities Purchase Agreement between the Company and Investor #1.	8-K	10.1	07/24/2023

10.38	Form of Securities Purchase Agreement between the Company and Investor #2.	8-K	10.2	07/24/2023

10.39	Form of Security Agreement between the Company and the Investors.	8-K	10.3	07/24/2023

10.40	Form of Amendment, between the Company and Auctus Fund, LLC	8-K	10.4	07/24/2023

10.41	Form of Note Exchange Agreement, between the Company and the Noteholder.	8-K	10.5	07/24/2023

10.42	Form of Amendment to Purchase Agreement, dated December 12, 2023, between the Company and the Appointed Receiver for the Assets of Cyren Ltd.	8-K	10.1	12/18/2023

10.43†	Data443 Risk Mitigation, Inc. 2023 Equity Incentive Plan	S-8	99.1	12/27/2023

10.44†	Form of Incentive Stock Option Award Agreement	S-1	10.44	01/23/2024

10.45†	Form of Non-Qualified Stock Option Agreement	S-1	10.45	01/23/2024

10.46†	For of Restricted Stock Unit Agreement	S-1	10.46	01/23/2024

10.47†	Form of Restricted Stock Award Agreement	S-1	10.47	01/23/2024

14.1	Code of Conduct and Business Ethics	S-1	14.1	8/25/2023

21.1	Subsidiaries of the Registrant	10-K	21.1	3/31/2022

23	Consent of Registered Independent Public Accounting Firm	10-K	23	06/16/2025

23.1*	Consent of TPS Thayer, LLC	10-K	23.1	06/16/2025

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1**	Section 1350 Certification of Chief Executive Officer.

32.2**	Section 1350 Certification of Chief Financial Officer.

101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

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

June 16, 2025

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