Form 10-Q
period 2025-03-31
Data443 Risk Mitigation, Inc.
filed 2025-06-23
CIK 1068689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 000-30542

DATA443 RISK MITIGATION, INC.

(Exact name of registrant as specified in its charter)

Nevada	86-0914051
(State of incorporation)	(I.R.S. Employer Identification No.)

4000 Sancar Way, Suite 420 Research Triangle Park, North Carolina	27709
(Address of principal executive offices)	(Zip Code)

(919) 858-6542

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

Yes ☐ No ☒

The outstanding number of shares of common stock as of June 23, 2025 was 198,596,883.

DATA443 RISK MITIGATION, INC.

FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DATA443 RISK MITIGATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$17,651	$168,208
Accounts receivable, net	155,386	31,776
Total current assets	173,037	199,984

Property and equipment, net	223,590	252,903
Advance payment for acquisition	2,726,188	2,726,188
Intellectual property, net of accumulated amortization	2,621,960	2,798,816
Deposits	36,062	36,062
Total Assets	$5,780,837	$6,013,953

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	6,026,639	5,919,988
Deferred revenue	1,407,656	1,591,326
Interest payable	2,088,430	2,097,216
Notes payable, net of unamortized discount	3,340,130	3,340,492
Convertible notes payable, net of unamortized discount	4,163,619	3,877,944
Due to a related party	150,886	144,303
Finance lease liability	10,341	10,341
Total Current Liabilities	17,187,701	16,981,610

Series B Preferred Stock, 80,000 shares designated; $0.001 par value; Stated value $10.00, 0 and 0 shares issued and outstanding, net of discount, respectively	-	-
Notes payable, net of unamortized discount - non-current	1,092,435	1,406,849
Deferred revenues - non-current	620,900	714,127
Total Liabilities	18,901,036	19,102,586

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred stock: 337,500 authorized; $0.001 par value Series A Preferred Stock, 150,000 shares designated; $0.001 par value; 148,445 and 149,492 shares issued and outstanding, respectively	148	149
Common stock: 500,000,000 authorized; $0.001 par value 102,163,687 and 1,150,223 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	163,493	62,472
Additional paid in capital	49,136,842	48,592,764
Accumulated deficit	(62,420,682)	(61,744,018)
Total Stockholders’ Deficit	(13,120,199)	(13,088,633)
Total Liabilities and Stockholders’ Deficit	$5,780,837	$6,013,953

See the accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

DATA443 RISK MITIGATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024

Revenue	$1,166,589	$1,511,058
Cost of revenue	373,150	612,958
Gross profit	793,439	898,100

Operating expenses
General and administrative	1,116,793	1,173,304
Sales and marketing	18,924	285,109
Total operating expenses	1,135,717	1,458,413

Net loss from operations	(342,278)	(560,313)

Other income (expense)
Interest expense	(331,293)	(1,065,892)
Gain (loss) on foreign currency exchange	(3,093)	(2,954)
Total other expense	(334,386)	(1,068,846)
	-
Loss before income taxes	(676,664)	(1,629,159)
Provision for income taxes	-	-
Net loss attributable to common stockholders	$(676,664)	$(1,629,159)

Basic and diluted loss per Common Share	$(.01)	$(5.34)
Basic and diluted weighted average number of common shares outstanding	102,163,687	286,343

See the accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

DATA443 RISK MITIGATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

Three Months Ended March 31, 2025

	Series A				Additional		Total
	Preferred Stock		Common stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2024	149,492	$149	1,150,223	$62,472	$48,592,764	$(61,744,018)	$(13,088,633)

Common stock issued for conversion of preferred stock	(13,000)	(13)	13,000,000	13,000	(12,987)	-	-
Common stock issued for conversion of debt	-	-	87,120,604	87,121	151,262	-	283,383
Common stock issued for service	-	-	892,860	893	49107	-	50,000
Stock-based compensation	11,953	12	-	7	356,696	-	356,715
Net loss	-	-				(676,664)	(676,664)
Balance – March 31, 2025	148,445	$148	102,163,687	163,493	49,136,842	(62,420,682)	(13,120,199)

Three Months Ended March 31, 2024

	Series A				Additional		Total
	Preferred Stock		Common stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2023	149,892	$150	272,874	$61,564	$47,598,254	$(55,656,836)	$(7,996,868)

Common stock issued for conversion of debt	-	-	13,469	13	22,992		23,005
Stock-based compensation	-	-		7	189,134		189,141
Net loss	-	-				(1,629,159)	(1,629,159)
Balance – March 31, 2024	149,892	$150	286,343	61,584	47,810,380	(57,285,995)	(9,413,881)

See the accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

DATA443 RISK MITIGATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(676,664)	$(1,629,159)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	406,715	189,141
Depreciation and amortization	206,169	231,387
Amortization of debt discount	54,115	503,344
Right of use asset amortization	-	240,500
Changes in operating assets and liabilities:
Accounts receivable	(123,610)	145,567
Prepaid expenses and other assets	-	(18,868)
Accounts payable and accrued liabilities	106,651	664,433
Lease liability	-	(266,780)
Deferred revenue	(276,897)	(277,333)
Interest payable	139,191	431,874
Deposits	-	(803)
Net Cash (used in)/provided by Operating Activities	(164,330)	213,303

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable	132,500	70,000
Repayment of convertible notes payable	(50,000)	(132,589)
Repayment of notes payable	(75,310)	(204,902)
Proceeds from related parties	6,583	52,781
Repayment to related parties	-	(78,100)
Net Cash used in Financing Activities	13,773	(292,810)

Net change in cash	(150,557)	(79,507)
Cash, beginning of period	168,208	84,570
Cash, end of period	$17,651	$5,063

Supplemental cash flow information
Cash paid for interest	$89,557	$1,065,892

Non-cash Investing and Financing transactions:
Settlement of convertible notes payable through issuance of common stock	$238,383	$23,005
Conversion of Series A Preferred stock	$13,000	$-

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

Advance Payment for Acquisition

On January 19, 2022, we entered into an Asset Purchase Agreement with Centurion Holdings I, LLC (“Centurion”) to acquire the intellectual property rights and certain assets collectively known as Centurion SmartShield Home and SmartShield Enterprise, patented technology that protects and recovers devices in the event of ransomware attacks. The total purchase price of $3,400,000 consists of: (i) a $250,000 cash payment at closing; (ii) a $2,900,000 promissory note issued by Data443 in favor of Centurion (“Centurion Note”); and (iii) $250,000 in the form of a contingent payment. The Centurion Note matures January 19, 2027 but provides that Data443’s repayment obligation would accelerate on the occurrence of certain events. One of those events was a financing event that did not occur within the originally anticipated timeframe. If that event had occurred, then Data443’s repayment obligation would have been to repay the balance of the outstanding principal and interest as follows: (i) $500,000 of the then-outstanding amount due in cash; and (ii) the remaining balance, at Data443’s option, in Common stock or a combination of Common stock and cash, with the number of shares of Common stock to be determined according to a specified formula. In April 2022, Data443 and Centurion agreed that, even though the trigger for this acceleration event did not occur, Data443 would issue shares of Common stock to Centurion in an amount then-equivalent to $2,400,000, as partial repayment of the obligation due under the Centurion Note. The number of shares of Common stock Data443 issued to Centurion on April 20, 2022, was 380,952. Because Data443 still has some repayment obligations to fulfill under the Centurion Note, as of the filing date of these financial statements, the acquisition that is the subject of the Centurion Asset Purchase Agreement is still not completed, and is expected to be completed in 2025.

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, we have included all adjustments considered necessary for a fair presentation and such adjustments are of a normal recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2024 and notes thereto and other pertinent information contained in our Form 10-K as filed with the SEC on June 16, 2025. The results of operations for the three months ended March 31, 2025, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2025.

Basis of Consolidation

The accompanying unaudited consolidated financial statements as of March 31, 2025 include our accounts and those of our wholly-owned subsidiary, Data 443 Risk Mitigation, Inc., a North Carolina operating company. These unaudited consolidated financial statements have been prepared on the accrual basis of accounting in accordance with US GAAP. All inter company balances and transactions have been eliminated in consolidation.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current presentation. These reclassifications had no impact on net earnings (loss) or and financial position.

Accounts Receivable

Trade receivables are generally recorded at the invoice amount mostly for a one-year period, net of an allowance for credit loss. For the three months ended March 31, 2025, and March 31, 2024, we recorded bad debt expense of $0 and $0, respectively

Stock-Based Compensation

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

We recorded approximately $356,715 in stock-based compensation expense for the three months ended March 31, 2025, compared to $189,141 in stock-based compensation expense for the three months ended March 31, 2024. Determining the appropriate fair value model and the related assumptions requires judgment. During the three months ended March 31, 2025, the fair value of each option grant was estimated using a Black-Scholes option-pricing model. The expected volatility represents the historical volatility of our publicly traded common stock. Due to limited historical data, we calculate the expected life based on the mid-point between the vesting date and the contractual term which is in accordance with the simplified method. The expected term for options granted to nonemployees is the contractual life. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of stock options. We have not paid and do not anticipate paying cash dividends on our shares of Common stock; therefore, the expected dividend yield is assumed to be zero.

Contingencies

We account for contingent liabilities in accordance with Accounting Standards Codification (“ASC”) Topic 450, Contingencies. This standard requires management to assess potential contingent liabilities that may exist as of the date of the financial statements to determine the probability and amount of loss that may have occurred, which inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in our financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed in our financial statements. For loss contingencies considered remote, we generally would neither accrue any estimated liability nor disclose the nature of the contingent liability in our financial statements. Management has assessed potential contingent liabilities as of March 31, 2025, and based on that assessment, there are no probable or possible loss contingencies requiring accrual or establishment of a reserve.

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

For the three months ended March 31, 2025 and 2024, respectively, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive:

	Three Months Ended
	March 31,
	2025	2024
	(Shares)	(Shares)
Series A Preferred Stock	148,445,000	149,892,000
Stock options	864,887	36,380
Warrants	754,200	754,200
Total	150,064,087	150,682,580

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

NOTE 3: PROPERTY AND EQUIPMENT

The following table summarizes the components of our property and equipment as of the dates presented:

	March 31,	December 31,
	2025	2024
Furniture and Fixtures	$6,103	$6,103
Computer Equipment	1,053,193	1,053,193
	1,059,296	1,059,296
Accumulated depreciation	(835,706)	(806,393)
Property and equipment, net of accumulated depreciation	$223,590	$252,903

Depreciation expense for the three months ended March 31, 2025 and 2024, was $29,313 and $42,300, respectively.

During the three months ended March 31, 2025 and 2024, we purchased property and equipment of $-0- and $-0-, respectively.

NOTE 4: INTELLECTUAL PROPERTY

The following table summarizes the components of our intellectual property as of the dates presented:

	March 31, 2025	December 31, 2024
Intellectual property:
WordPress® GDPR rights	$46,800	$46,800
ARALOC™	1,850,000	1,850,000
ArcMail License	1,445,000	1,445,000
DataExpressTM	1,388,051	1,388,051
FileFacetsTM	135,000	135,000
IntellyWP™	60,000	60,000
Resilient Network Systems	305,000	305,000
Cyren Engines	3,500,000	3,500,000
Breezemail	5,153	-
	8,735,004	8,729,851
Accumulated amortization	(6,113,044)	(5,931,035)
Impairment	-	-
Intellectual property, net of accumulated amortization	$2,621,960	$2,798,816

We recognized amortization expense of $182,008 and $181,750 for the three months ended March 31, 2025, and 2024, respectively.

Based on the carrying value of definite-lived intangible assets as of March 31, 2025, we estimate our amortization expense for the next five years will be as follows:

Amortization
Year Ended December 31,	Expense
2025 (excluding the three months ended March 31, 2025)	534,774
2026	700,000
2027	700,000
2028	687,189
2,621,961

NOTE 5: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following table summarizes the components of our accounts payable and accrued liabilities as of the dates presented:

	March 31,	December 31,
	2025	2024
Accounts payable	$3,664,043	$3,608,845
Credit cards	68,369	70,666
Accrued liabilities	2,294,227	2,240,477
	$6,026,639	$5,919,988

NOTE 6: DEFERRED REVENUE

For the three months ended March 31, 2025 and as of December 31, 2024, changes in deferred revenue were as follows:

	March 31,	December 31,
	2025	2024
Balance, beginning of period	$2,305,453	$1,823,569
Deferral of revenue	284,323	3,053,183
Recognition of deferred revenue	(561,220)	(2,571,299)
Balance, end of period	$2,028,556	$2,305,453

As of March 31, 2025 and December 31, 2024, deferred revenue is classified as follows:

	March 31,	December 31,
	2025	2024
Current	$1,407,656	$1,591,326
Non-current	620,900	714,127
	$2,028,556	$2,305,453

NOTE 7: LEASES

Operating lease

We have relocated our office furniture and equipment to a smaller location in the same office building on December 31, 2024 with a nonrenewable 7 month lease that expires on July 31, 2025.

We recognized total lease expense of approximately $10,139 and $81,656 for the three months ended March 31, 2025 and 2024, respectively, primarily related to operating lease costs paid to lessors from operating cash flows. As of March 31, 2025 and December 31, 2024, we recorded a security deposit of $2,713 and $29,467, respectively.

At March 31, 2025, future minimum lease payments under operating leases that have initial noncancelable lease terms in excess of one year was $-0-.

Financing leases

We lease computer and hardware under non-cancellable finance leases. The term of those finance leases is 3 years and annual interest rate is 12%. At March 31, 2025 and December 31, 2024, the finance lease obligations included in current liabilities were $10,341 and $10,341, respectively, and finance lease obligations included in long-term liabilities were $0 and $0, respectively. The lease is not in default and there are no penalties and the company does not have to return the equipment in use. As of March 31, 2025 and December 31, 2024, we recorded a security deposit of $0.

 At March 31, 2025, future minimum lease payments under the finance lease obligations, are as follows:

Total

2025	10,341
Thereafter	-
10,341
Less: Imputed interest	-
Finance lease liabilities	10,341

Finance lease liability	10,341
Finance lease liability - non-current	$-

As of March 31, 2025 and December 31 2024, finance lease assets are included in property and equipment as follows:

	March 31,	December 31,
	2025	2024
Finance lease assets	$267,284	$267,284
Accumulated depreciation	(267,284)	(267,284)
Finance lease assets, net of accumulated depreciation	$-	$-

NOTE 8: CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

	March 31,	December 31,
	2025	2024
Convertible Notes - Issued in fiscal year 2020	97,946	97,946
Convertible Notes - Issued in fiscal year 2021	778,366	508,440
Convertible Notes - Issued in fiscal year 2022	1,173,085	1,234,251
Convertible Notes - Issued in fiscal year 2023	1,854,584	1,854,584
Convertible Notes - Issued in fiscal year 2024	183,982	183,982
Convertible Notes - Issued in fiscal year 2025	82,500	-
	4,170,463	3,879,203
Less debt discount and debt issuance cost	(6,844)	(1,259)
	4,163,619	3,877,944
Less current portion of convertible notes payable	4,163,619	3,877,944
Long-term convertible notes payable	$-	$-

During the three months ended March 31, 2025 and 2024, we recognized interest expense of $148,482 and $153,482, respectively, and amortization of debt discount expense of $1,915 and $362,872, respectively.

Conversion

During the three months ended March 31, 2025, we converted notes with principal amounts and accrued interest of $212,408 into 87,120,604 shares of common stock.

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

Convertible note payable with outstanding balance of $52,830 matured on February 11, 2023. The default annual interest rate of 24% becomes the effective interest rate on the past due principal. We are in communication with the lender.

Convertible note payable with outstanding balance of $60,300 matured on February 11, 2023. The default annual interest rate of 24% becomes the effective interest rate on the past due principal. We are in communication with the lender.

Convertible note payable with outstanding balance of $80,205 matured on February 14, 2023. The default annual interest rate of 24% becomes the effective interest rate on the past due principal. We are in communication with the lender.

Convertible note payable with outstanding balance of $89,866 matured on March 1, 2023. The default annual interest rate of 24% becomes the effective interest rate on the past due principal. We are in communication with the lender.

Convertible note payable with outstanding balance of $89,884 matured on February 9, 2023. The default annual interest rate of 24% becomes the effective interest rate on the past due principal. We are in communication with the lender.

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

Convertible note with outstanding balance $94,920 is in default as of January 30, 2025 with a default interest rate of 22%. We are in communication with the lender.

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

Promissory Notes - Issued in fiscal year 2025

For the three months ended March 31, 2025, we issued convertible promissory notes with principal amounts totaling $82,250, which resulted in cash proceeds of $75,000 after deducting a financing fee of $7,250. The 2025 Convertible Notes have the following key provisions:

●	Terms of 12 months.

●	Annual interest rates of 12%.

●	Convertible at the option of the holders after varying dates.

●	Conversion price based on a formula corresponding to a discount (20% or 30% discount) off the lowest trading price of our Common Stock for the 20 prior trading days including the day on which a notice of conversion is received.

●	As of the three months ended March 31, 2025, there were no derivative liabilities.

NOTE 9: NOTES PAYABLE

Notes payable consists of the following:

	March 31, 2025	December 31, 2024	Maturity	Interest Rate
Economic Injury Disaster Loan - originated in May 2020	$500,000	$500,000	30 years	3.75%
Promissory note - originated in February 2021	1,305,373	1,305,373	5 years	4.0%
Promissory note - originated in April 2021 (1)	676,693	676,693	1 year	12%
Promissory note - originated in July 2021 (1)	282,000	282,000	1 year	12%
Promissory note - originated in September 2021	18,855	18,855	$1,383.56 monthly payment for 60 months	28%
Promissory note - originated in April 2022	40,530	44,792	$1,695.41 monthly payment for 36 months	16.0%
Promissory note - originated in July 2022	31,603	34,597	$1,485.38 monthly payment for 60 months	18%
Promissory note - originated in July 2022	42,848	42,848	$3,546.87 monthly payment for 36 months	10%
Promissory note - originated in August 2022	14,099	15,534	$589.92 monthly payment for 60 months	8%
Promissory note - originated in October 2022	726,397	786,397	$1,749.00 daily payment for 30 days	66%
Promissory note - originated in January 2023	1,832	2,664	$237.03 monthly payment for 36 months	25%
Promissory note - originated in March 2023	32,705	35,678	$1,521.73 monthly payment for 60 months	18%
Promissory note - originated in March 2023	6,530	7,836	$559.25 monthly payment for 36 months	17%
Promissory note - originated in April 2023	21,115	21,115	$3,999.00 monthly payment for 12 months	12%
Promissory note - originated in April 2023	23,054	23,054	$3,918.03 monthly payment for 12 months	6%
Promissory note - originated in August 2023	9,863	11,371	36 months	14%
Promissory note - originated in December 2023	1,250,359	1,175,000	12 months	10%
	4,983,856	5,275,473
Less debt discount and debt issuance cost	(475,932)	(528,132)
	4,507,924	4,747,341
Less current portion of promissory notes payable	3,915,486	3,340,492
Long-term promissory notes payable	$592,435	$1,406,849

During the three months ended March 31, 2025 and 2024, we recognized interest expense of $112,783 and $257,785, and amortization of debt discount, included in interest expense of $52,200 and $144,473, respectively.

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

Preferred Stock

As of March 31, 2025, we are authorized to issue 150,000 of Series A Preferred Stock with par value of $0.001.

Each share of Series A is the equivalent of 15,000 shares of Common Stock. Our Chief Executive Officer, Jason Remillard, holds 149,892 shares of our Series A Preferred Stock. Through his ownership of Series A Preferred Shares, Mr. Remillard has voting control over all matters to be submitted to a vote of our shareholders.

During the year ended March 31, 2025 Chief Executive Officer, Jason Remillard converted 13 Series A Preferred Stock into 13,000,000 common stock.

As of March 31, 2025 and December 31, 2024, 148,445 and 149,492 shares of Series A were issued and outstanding, respectively.

As of March 31, 2025, we are authorized to issue 80,000 of Series B Preferred Stock with a par value of $10.00

Each share of Series B Preferred Stock (i) is convertible into Common Stock at a price per share equal to sixty one percent (61%) of the lowest price for our Common Stock during the twenty (20) days of trading preceding the date of the conversion; (ii) earns dividends at the rate of nine percent (9%) per annum; and, (iii) has no voting rights.

As of March 31, 2025 and December 31, 2024, -0- and -0- shares of Series B were issued and outstanding, respectively.

Common stock

As of March 31, 2025, we are authorized to issue 500,000,000 shares of Common stock with a par value of $0.001. All shares have equal voting rights, are non-assessable, and have one vote per share.

During the three months ended March 31, 2025, we issued Common stock as follows:

●	87,120,604 shares issued for conversion of debt;
●	13,000,000 shares issued for conversion of Series A preferred stock
●	892,860 shares issued for services

As of March 31, 2025 and December 31, 2024, 102,163,687 and 1,150,223 shares of Common stock were issued and outstanding, respectively.

Warrants

A summary of activity during the three months ended March 31, 2025 follows:

	Warrants Outstanding
		Weighted Average
	Shares	Exercise Price
Outstanding, December 31, 2024	616,934	$8.03
Granted	-	-
Exercised	-	-
Forfeited/canceled	-	-
Outstanding, March 31, 2025	616,934	$8.03

During the three months ended March 31, 2025, 0 warrants were exercised cashless and we issued 0 shares of Common stock as a result.

The following table summarizes information relating to outstanding and exercisable warrants as of March 31, 2025:

Exercisable Warrants Outstanding
	Weighted Average Remaining
Number of Warrants	Contractual life (in years)	Weighted Average Exercise Price
10	.70	$96,000.00
12	1.06	$72,000.00
26	1.32	$21,600.00
5	1.50	$21,600.00
55	1.55	$5,929.10
124	1.73	$4,464.00
32	2.11	$3,600.00
3	2.11	$3,600.00
270,833	-	$0.60
250,000	-	$0.60
54,167	-	$0.60
41,667	-	$0.60
616,934	1.53	$8.03

NOTE 12: STOCK-BASED COMPENSATION

Stock Options

During the three months ended March 31, 2025, we granted options for the purchase of our Common stock to certain employees as consideration for services rendered. The terms of the stock option grants are determined by our Board of Directors. Our stock options generally vest upon the one-year anniversary date of the grant and have a maximum term of ten years.

The following summarizes the stock option activity for the three months ended March 31, 2025:

	Options Outstanding	Weighted- Average Exercise Price
Balance as of December 31, 2024	864,887	$1.25
Grants	-	-
Exercised	-	-
Cancelled	-	-
Balance as of March 31, 2025	864,887	$1.25

The following summarizes certain information about stock options vested and expected to vest as of March 31, 2025:

	Number of Options	Weighted- Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price
Outstanding	864,887	9.14	$6.15
Exercisable	22,509	8.17	$32.89
Expected to vest	842,378	9.14	$1.54

As of March 31, 2025 and December 31, 2024, there was $156,715 and $644,886, respectively, of total compensation costs related to non-vested stock-based compensation arrangements which we expect to recognized within the next 12 months.

Restricted Stock Awards

The following summarizes the restricted stock activity for the three months ended March 31, 2025:

		Weighted- Average
	Shares	Fair Value
Balance as of December 31, 2024	5,288	$314,361
Shares of restricted stock granted	-	-
Exercised	-	-
Cancelled	-	-
Balance as of March 31, 2025	5,288	$314,361

Number of Restricted Stock Awards	March 31, 2025	December 31, 2024
Vested	413,862	413,862
Non-vested	-	-

NOTE 13: INTEREST EXPENSE

For the three months ended March 31, 2025 and 2024 , the Company recorded interest expense as follows:

	Three Months	Three months
	March 31, 2025	March 31, 2024
Interest expense - convertible notes	$148,482	$156,487
Interest expense - notes payable	60,583	257,785
Other	68,113	144,275
Amortization of debt discount	54,115	507,345
	$331,293	$1,065,892

NOTE 14: RELATED PARTY TRANSACTIONS

Jason Remillard is our president and Chief Executive Officer and the sole director. Through his ownership of Series A Preferred Shares, Mr. Remillard has voting control over all matters to be submitted to a vote of our shareholders.

During the three months ended March 31, 2025, the Company borrowed $-0- from our CEO, our CEO paid operating expenses of $25,583 on behalf of the Company and the Company repaid $19,000 to our CEO.

As of March 31, 2025 and December 31, 2024, we had due to related party transactions in the amounts of $150,886 and $144,303, respectively.

NOTE 15: SUBSEQUENT EVENTS

The Company does not have any events subsequent to March 31, 2025, through June 23, 2025, the date the financial statements were issued for disclosure consideration, except for the following:

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

The following discussion and analysis of the results of operations and financial condition for the three months ended March 31, 2025 and for the year ended December 31, 2024 should be read in conjunction with our consolidated financial statements, and the notes to those financial statements that are included elsewhere in this quarterly report on Form 10-Q for the quarter ended March 31, 2025 (the “Quarterly Report”).

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

Results of Operations for the Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

Our operations for the three months ended March 31, 2025 and 2024 are outlined below:

	Three Months Ended
	March 31
	2025	2024	$ Change	% Change
Revenue	$1,166,589	$1,511,058	$(344,469)	(23)%
Cost of revenue	373,150	612,958	(239,808)	(39)%
Gross Profit	793,439	898,100	(104,661)	(12)%
Gross Profit Percentage	68%	59%

Operating expense	1,135,717	1,458,413	(322,696)	(22)%
Other income (expense)	(334,386)	(1,068,846)	734,460	(69)%
Net loss	$(676,664)	$(1,629,159)	$952,495	(58)%

Revenue

The decrease in revenue is due to our acquisition of intellectual property from the Appointed Receiver for the Assets of Cyren Ltd which resulted in catchup payments which were one-time payments.. However, we continue to see organic growth in increased consumption of our services that contain storage or volume components, matching our expectations and as is reflected in our continuing Annual Recurring Revenue (“ARR’) growth.

Cost of Revenue

Cost of revenue consists of direct expenses, such as labor, shipping, and supplies. The decrease in cost of revenue is a result of our significant efforts to reduce/minimize the operating footprint of the Cyren Assets and our significant cost saving efforts.

Operating Expenses

For the three months ended March 31, 2025 and 2024 our operating expenses were as follows:

	Three Months Ended
	March 31,
	2025	2024	$ Change	% Change

General and administrative	$1,116,793	$1,173,304	$(56,511)	(5)%
Sales and marketing	18,924	285,109	(266,185)	(93)%
Total operating expenses	$1,135,717	$1,458,413	$(322,696)	(22)%

General and Administrative Expenses

The general and administrative expenses primarily consisted of management costs, costs to integrate assets we acquired and to expand sales, product enhancements, audit and review fees, filing fees, professional fees, and other expenses related to SEC reporting, in connection with the projected growth of our business. Additionally, we continue to incur specific one-time costs in relation to our planned national exchange-based uplisting, additional financing activities and related functions. The decrease in general and administrative expense was primarily due to our significant cost saving efforts.

Sales and Marketing Expenses

The sales and marketing expenses primarily consisted of additional focus on cross-sell, upsell and growth in existing contracts from customers. As our retention activities of the assets of Cyren customer base has largely transitioned to increased consumption and quality of service delivery efforts. The decrease in sales and marketing expense is primarily due to changes staffing related to the sales function.

Other income (expense)

Other income (expenses) for the three months ended March 31, 2025 consisted primarily of interest expense. Other expenses for the three months ended March 31, 2024 consisted of interest expense.

Net Loss

Net loss decreased 58% from $1,629,159 for the three months ended March 31, 2024 to $676,664 for the three months ended March 31, 2025. The net loss was mainly derived from an operating loss of $342,278, and interest expense of $331,293. The net loss for the three months ended March 31, 2024 was mainly derived from an operating loss of $560,313, and interest expense of $1,065,892. The decrease in Net Loss was primarily due to the decrease in cost of revenue and a decrease in interest expense.

Liquidity and Capital Resources

Working Capital

The following table provides selected financial data about our company as of March 31, 2025 and December 31, 2024, respectively.

	March 31,	December 31,
	2025	2024	Change	%
Current assets	$173,037	$199,984	$(26,947)	(13)%
Current liabilities	$17,187,701	$16,981,610	$206,091	1%
Working capital deficiency	$(17,014,664)	$(16,781,626)	$(233,038)	(1)%

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of March 31, 2025, we had cash balance of $17,651 and our principal sources of liquidity were trade accounts receivable of $155,386, as compared to cash of $168,208 and trade accounts receivable of $31,776 as of December 31, 2024.

During the last two years, and through the date of this Report, we have faced an increasingly challenging liquidity situation that has limited our ability to execute our operating plan. We will need to obtain capital to continue operations. There is no assurance that we will be able to secure such funding on acceptable terms. During the three months ended March 31, 2025, we reported a loss from operations of $342,278.

As of March 31, 2025, we had assets of cash in the amount of $17,651 and other current assets in the amount of $155,386. As of March 31, 2025, we had current liabilities of $17,187,701. Our accumulated deficit as of March 31, 2025 was $62,420,682.

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

Cash Flow

	Three Months Ended
	March 31,
	2025	2024	Change
Cash provided by (used in) operating activities	$(164,330)	$213,303	$(377,633)
Cash used in investing activities	$-	$-	$-
Cash provided by financing activities	$13,773	$(292,810)	$306,583
Cash on hand	$17,651	$5,063	$12,588

Operating Activities

During the three months ended March 31, 2025, we used $164,330 from operating activities, compared to $213,303 provided by during the three months ended March 31, 2024.

Investing Activities

During the three months ended March 31, 2025, we used $-0- funds in investing activities. During the three months ended March 31, 2024, we used funds in investing activities of $-0- to acquire property and equipment.

Financing Activities

During the three months ended March 31, 2025, we raised $132,500 from issuance of convertible debt; proceeds from related party of $6,583; repayment of convertible note payable of $50,000, and repayment of $75.310 on notes payable. For March 31, 2025 we had net cash inflows for financing activities of $13,773. By comparison, during the March 31, 2024, we raised $70,000 from issuance of convertible debt; proceeds from related party of $52,781; repayment of convertible note payable of $132,589 repayment of $204,902 on notes payable; and repayment to related party of $78,100. For March 31, 2024 we had net cash outflows for financing activities of $292,810.

We are dependent upon the receipt of capital investment or other financing to fund our ongoing operations and to execute our business plan. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our plan of operations.

Off-Balance Sheet Arrangements

As of March 31, 2025, we did not have any off-balance sheet arrangements.

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

Based on our evaluation under the criteria set forth in 2013 Internal Control — Integrated Framework, our management concluded that, as of March 31, 2025 our internal control over financial reporting was not effective because of the identification of material weaknesses described as follows:

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

During the three months ended March 31, 2025, we issued shares of our common stock as follows, pursuant to exemption from registration pursuant to Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder:

●	On January 3, 2025, we issued 57,237 shares of our Common Stock to GS Capital Partners LLC pursuant to an agreement with GS Capital Partners LLC, in exchange for $950 in note payable principal and $517 of accrued interest.
●	On January 3, 2025, we issued 54,753 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $4,008 of accrued interest.
●	On January 7, 2025, we issued 62,984 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $4,610 of accrued interest.
●	On January 15, 2025, we issued 62,980 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $4,610 of accrued interest.
●	On January 15, 2025, we issued 62,689 shares of Common Stock to GS Capital Partners LLC pursuant to an agreement with GS Capital Partners LLC, in exchange for $910 in note payable principal and $502 of accrued interest.
●	On January 23, 2025, we issued 72,390 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $5,299 of accrued interest.
●	On January 29, 2025, we issued 75,506 shares of Common Stock to GS Capital Partners LLC pursuant to an agreement with GS Capital Partners LLC, in exchange for $860 in note payable principal and $482 of accrued interest.
●	On January 30, 2025, we issued 892,860 shares of Common Stock to Cogility Software as payment for license agreement for Cogynt software.
●	On January 31, 2025, we issued 124,300 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $9,099 of accrued interest.
●	On February 5, 2025, we issued 3,000,000 shares of Common Stock to our CEO in conversion of preferred shares.
●	On February 6, 2025, we issued 280,234 shares of Common Stock to Root Ventures LLC pursuant to an agreement with Root Ventures LLC, in exchange for $6,150 in note payable principal.
●	On February 6, 2025, we issued 192,307 shares of Common Stock to Jefferson Street Capital LLC pursuant to an agreement with Jefferson Street Capital LLC, in exchange for $4,250 in note payable principal.
●	On February 7, 2025, we issued 291,666 shares of Common Stock to Quick Capital LLC pursuant to an agreement with Quick Capital LLC, in exchange for $5,800 in note payable principal.
●	On February 10, 2025, we issued 316,243 shares of Common Stock to GS Capital Partners LLC pursuant to an agreement with GS Capital Partners LLC, in exchange for $4,600 in note payable principal and $2,616 of accrued interest.
●	On February 12, 2025, we issued 312,416 shares of Common Stock to One44 Capital LLC pursuant to an agreement with One44 Capital LLC, in exchange for $6,000 in note payable principal and $1,623 of accrued interest.
●	On February 13, 2025, we issued 318,300 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $23,300 of accrued interest.
●	On February 19, 2025, we issued 364,242 shares of Common Stock to GS Capital Partners LLC pursuant to an agreement with GS Capital Partners LLC, in exchange for $950 in note payable principal and $550 of accrued interest.
●	On February 19, 2025, we issued 356,275 shares of Common Stock to Jefferson Street Capital LLC pursuant to an agreement with Jefferson Street Capital LLC, in exchange for $1,450 in note payable principal.
●	On February 20, 2025, we issued 342,105 shares of Common Stock to Quick Capital LLC pursuant to an agreement with Quick Capital LLC, in exchange for $467 in note payable principal and $283 of accrued interest.
●	On February 20, 2025, we issued 365,600 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $8,921 of accrued interest.
●	On February 21, 2025, we issued 399,267 shares of Common Stock to Quick Capital LLC pursuant to an agreement with Quick Capital LLC, in exchange for $937 in note payable principal and $43 of accrued interest.
●	On February 24, 2025, we issued 438,637 shares of Common Stock to Root Ventures LLC pursuant to an agreement with Root Ventures LLC, in exchange for $1,887 in note payable principal.
●	On February 24, 2025, we issued 358,974 shares of Common Stock to Jefferson Street Capital LLC pursuant to an agreement with Jefferson Street Capital LLC, in exchange for $1,350 in note payable principal.
●	On February 24, 2025, we issued 365,000 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $2,254 of accrued interest.

●	On February 25, 2025, we issued 477,777 shares of Common Stock to Quick Capital LLC pursuant to an agreement with Quick Capital LLC, in exchange for $1,296 in note payable principal and $84 of accrued interest.
●	On February 25, 2025, we issued 365,200 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $2,255 of accrued interest.
●	On February 25, 2025, we issued 533,608 shares of Common Stock to One44 Capital LLC pursuant to an agreement with One44 Capital LLC, in exchange for $2,300 in note payable principal and $630 of accrued interest.
●	On February 26, 2025, the Company issued convertible note a total of $82,500, which the term of notes is 1 year. Note is convertible at the option of the holder at any time and conversion price are Conversion price is 61% multiplied by the Market Price the lowest Trading Price for the Common Stock during the fifteen (15) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.
●	On February 27, 2025, we issued 10,000,000 shares of Common Stock to our CEO in conversion of preferred shares.
●	On February 28, 2025, we issued 1,081,349 shares of Common Stock to Quick Capital LLC pursuant to an agreement with Quick Capital LLC, in exchange for $4,209 in note payable principal and $41 of accrued interest.
●	On February 28, 2025, we issued 1,082,519 shares of Common Stock to Root Ventures LLC pursuant to an agreement with Root Ventures LLC, in exchange for $4,437 in note payable principal.
●	On February 28, 2025, we issued 1,125,703 shares of Common Stock to Jefferson Street Capital LLC pursuant to an agreement with Jefferson Street Capital LLC, in exchange for $5,250 in note payable principal.
●	On February 28, 2025, we issued 1,136,000 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $6,055 of accrued interest.
●	On March 5, 2025, we issued 1,300,653 shares of Common Stock to Quick Capital LLC pursuant to an agreement with Quick Capital LLC, in exchange for $2,688 in note payable principal and $92 of accrued interest.
●	On March 5, 2025, we issued 1,246,000 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $6,641 of accrued interest.
●	On March 5, 2025, we issued 1,229,884 shares of Common Stock to GS Capital Partners LLC pursuant to an agreement with GS Capital Partners LLC, in exchange for $2,100 in note payable principal and $1,226 of accrued interest.
●	On March 6, 2025, we issued 1,246,668 shares of Common Stock to Fast Capital LLC pursuant to an agreement with Fast Capital LLC, in exchange for $3,490 in note payable principal.
●	On March 6, 2025, we issued 1,394,446 shares of Common Stock to One44 Capital LLC pursuant to an agreement with One44 Capital LLC, in exchange for $3,400 in note payable principal and $938 of accrued interest.
●	On March 7, 2025, we issued 1,619,047 shares of Common Stock to Quick Capital LLC pursuant to an agreement with Quick Capital LLC, in exchange for $2,149 in note payable principal and $51 of accrued interest.
●	On March 7, 2025, we issued 1,225,961 shares of Common Stock to Jefferson Street Capital LLC pursuant to an agreement with Jefferson Street Capital LLC, in exchange for $1800 in note payable principal.
●	On March 7, 2025, we issued 1,246,400 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $3,878 of accrued interest.
●	On March 10, 2025, we issued 1,766,581 shares of Common Stock to Fast Capital LLC pursuant to an agreement with Fast Capital LLC, in exchange for $2,119 in note payable principal.
●	On March 10, 2025, we issued 1,766,000 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $5,494 of accrued interest.
●	On March 11, 2025, we issued 2,000,000 shares of Common Stock to Quick Capital LLC pursuant to an agreement with Quick Capital LLC, in exchange for $1,736 in note payable principal and $64 of accrued interest.
●	On March 11, 2025, we issued 1,733,488 shares of Common Stock to GS Capital Partners LLC pursuant to an agreement with GS Capital Partners LLC, in exchange for $1,350 in note payable principal and $794 of accrued interest.
●	On March 11, 2025, we issued 1,766,400 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $2,694 of accrued interest.
●	On March 12, 2025, we issued 2,277,77 shares of Common Stock to Quick Capital LLC pursuant to an agreement with Quick Capital LLC, in exchange for $1,245 in note payable principal and $15 of accrued interest.
●	On March 13, 2025, we issued 1,766,000 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $2,693 of accrued interest.
●	On March 13, 2025, we issued 2,222,22 shares of Common Stock to Jefferson Street Capital LLC pursuant to an agreement with Jefferson Street Capital LLC, in exchange for $1,850 in note payable principal.
●	On March 14, 2025, we issued 1,766,581 shares of Common Stock to Fast Capital LLC pursuant to an agreement with Fast Capital LLC, in exchange for $1,713 in note payable principal.

●	On March 14, 2025, we issued 1,766,400 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $2,694 of accrued interest.
●	On March 18, 2025, we issued 2,767,000 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $3,237 of accrued interest.
●	On March 19, 2025, we issued 2,901,515 shares of Common Stock to Quick Capital LLC pursuant to an agreement with Quick Capital LLC, in exchange for $628 in note payable principal and $87 of accrued interest.
●	On March 19, 2025, we issued 2,767,400 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $3,238 of accrued interest.
●	On March 24, 2025, we issued 3,452,380 shares of Common Stock to Quick Capital LLC pursuant to an agreement with Quick Capital LLC, in exchange for $207 in note payable principal and $43 of accrued interest.
●	On March 24, 2025, we issued 3,600,000 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $4,212 of accrued interest.
●	On March 25, 2025, we issued 3,949,275 shares of Common Stock to Quick Capital LLC pursuant to an agreement with Quick Capital LLC, in exchange for $379 in note payable principal and $56 of accrued interest.
●	On March 25, 2025, we issued 3,406,593 shares of Common Stock to Jefferson Street Capital LLC pursuant to an agreement with Jefferson Street Capital LLC, in exchange for $800 in note payable principal.
●	On March 25, 2025, we issued 3,600,000 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $1,638 of accrued interest.
●	On March 26, 2025, we issued 3,598,000 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $1,637 of accrued interest.
●	On March 27, 2025, we issued 3,600,000 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $1,638 of accrued interest.
●	On March 31, 2025, we issued 4,800,000 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $2,184 of accrued interest.
●	On March 31, 2025, we issued 5,000,000 shares of Common Stock to Jefferson Street Capital LLC pursuant to an agreement with Jefferson Street Capital LLC, in exchange for $550 in note payable principal.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
4.1	Convertible Promissory Note issued the Company in favor of 1800 Diagonal Lending LLC on 26 February 2025 in the original principal amount of $82,250.

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, our Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 23, 2025	DATA443 RISK MITIGATION, INC.

	By:	/s/ Jason Remillard
	Name:	JASON REMILLARD
	Title:	Chief Executive Officer, (Principal Executive Officer)

