Form 10-Q
period 2025-06-30
Data443 Risk Mitigation, Inc.
filed 2025-08-14
CIK 1068689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2025

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

Yes ☐ No ☒

The outstanding number of shares of common stock as of August 14, 2025 was 323,928,739.

DATA443 RISK MITIGATION, INC.

FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DATA443 RISK MITIGATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$59,671	$168,208
Accounts receivable, net	102,340	31,776
Total current assets	162,011	199,984

Property and equipment, net	194,378	252,903
Advance payment for acquisition	2,726,188	2,726,188
Intellectual property, net of accumulated amortization	2,439,952	2,798,816
Deposits	4,862	36,062
Total Assets	$5,527,391	$6,013,953

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	6,284,524	5,919,988
Deferred revenue	1,118,221	1,591,326
Interest payable	2,141,956	2,097,216
Notes payable, net of unamortized discount	3,296,969	3,340,492
Convertible notes payable, net of unamortized discount	4,142,240	3,877,944
Due to a related party	150,303	144,303
Finance lease liability	10,341	10,341
Total Current Liabilities	17,144,554	16,981,610

Series B Preferred Stock, 80,000 shares designated; $0.001 par value; Stated value $10.00, 0 and 0 shares issued and outstanding, net of discount, respectively		-
Notes payable, net of unamortized discount - non-current	1,064,446	1,406,849
Deferred revenues - non-current	487,043	714,127
Total Liabilities	18,696,043	19,102,586

Commitments and Contingencies		-

Stockholders’ Deficit
Preferred stock: 337,500 authorized; $0.001 par value Series A Preferred Stock, 150,000 shares designated; $0.001 par value; 148,445 and 149,492 shares issued and outstanding, respectively	148	149
Common stock: 500,000,000 authorized; $0.001 par value 227,757,139 and 1,150,223 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	289,093	62,472
Additional paid in capital	49,280,760	48,592,764
Accumulated deficit	(62,738,653)	(61,744,018)
Total Stockholders’ Deficit	(13,168,652)	(13,088,633)
Total Liabilities and Stockholders’ Deficit	$5,527,391	$6,013,953

See the accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

DATA443 RISK MITIGATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Revenue	$1,432,027	$1,149,085	$2,598,616	$2,660,143
Cost of revenue	229,330	807,071	602,480	1,420,029
Gross profit	1,202,697	342,014	1,996,136	1,240,114

Operating expenses
General and administrative	1,177,987	1,004,497	2,294,780	2,177,801
Sales and marketing	53,314	91,302	72,238	376,411
Total operating expenses	1,231,301	1,095,799	2,367,018	2,554,212

Loss from operations	(28,604)	(753,785)	(370,882)	(1,314,098)

Other income (expense)
Interest expense	(291,121)	(755,446)	(622,414)	(1,821,338)
Gain (loss) on foreign currency exchange	1,754	(1,566)	(1,339)	(4,520)
Total other expense	(289,367)	(757,012)	(623,753)	(1,825,858)

Income/(loss) before income taxes	(317,971)	(1,510,797)	(994,635)	(3,139,956)
Provision for income taxes	-	-	-	-
Net income/(loss)	$(317,971)	$(1,510,797)	$(994,635)	$(3,139,956)

Dividend on Series B Preferred Stock	-		-
Net income/(loss) attributable to common stockholders	$(317,971)	$(1,510,797)	$(994,635)	$(3,139,956)

Basic and diluted income/(loss) per Common Share	$(0.99)	$(5.01)	$(0.00)	$(10.00)
Basic and diluted weighted average number of common shares outstanding	322,500	301,721	227,757,139	313,966

See the accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

DATA443 RISK MITIGATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

Six Months Ended June 30, 2025

	Series A Preferred Stock		Common stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2024	149,492	$149	1,150,223	$62,472	$48,592,764	$(61,744,018)	$(13,088,633)

Common stock issued for conversion of preferred stock	(13,000)	(13)	13,000,000	13,000	(12,987)	-	-
Common stock issued for conversion of debt	-	-	212,714,056	212,714	60,461	-	273,175
Common stock issued for service	-	-	892,860	893	49,107	-	50,000
Stock-based compensation	11,953	12	-	14	591,415	-	591,441
Net loss	-	-	-	-	-	(994,635)	(994,635)
Balance – June 30, 2025	148,445	$148	227,757,139	289,093	49,280,760	(62,738,653)	(13,168,652)

Three Months Ended June 30, 2025

	Series A Preferred Stock		Common stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – March 31, 2025	148,445	$148	102,163,687	163,493	49,136,842	(62,420,682)	(13,120,199)

Common stock issued for conversion of debt	-	-	125,593,452	125,593	(90,802)	-	34,791
Stock-based compensation	-	-	-	7	234,720	-	234,727
Net loss	-	-	-	-	-	(317,971)	(317,971)
Balance – June 30, 2025	148,445	$148	227,757,139	289,093	49,280,760	(62,738,653)	(13,168,652)

Six Months Ended June 30, 2024

	Series A Preferred Stock		Common stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2023	149,892	$150	272,874	$61,564	$47,598,254	$(55,656,836)	$(7,996,868)

Common stock issued for conversion of debt	-	-	41,092	41	52,964		53,005
Stock-based compensation	-	-		13	403,486		403,499
Net loss	-	-				(3,139,956)	(3,139,956)
Balance – June 30, 2024	149,892	$150	313,966	61,618	48,054,704	(58,796,792)	(10,680,320)

Three Months Ended June 30, 2024

	Series A Preferred Stock		Common stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – March 31, 2024	149,892	$150	286,343	61,584	47,810,380	(57,285,995)	(9,413,881)

Common stock issued for conversion of debt	-	-	27,623	27	29,973	-	30,000
Stock-based compensation	-	-	-	7	214,351	-	214,358
Net loss	-	-	-	-	-	(1,510,797)	(1,510,797)
Balance – June 30, 2024	149,892	$150	313,966	61,618	48,054,704	(58,796,792)	(10,680,320)

See the accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

DATA443 RISK MITIGATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(994,635)	$(3,139,956)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	641,441	403,499
Depreciation and amortization	417,389	451,790
Amortization of debt discount	95,130	1,005,296
Right of use asset amortization	-	140,753
Changes in operating assets and liabilities:
Accounts receivable	(70,564)	273,258
Prepaid expenses and other assets	-	(18,868)
Accounts payable and accrued liabilities	364,539	1,150,999
Deferred revenue	(700,189)	(117,235)
Lease liability	-	(175,793)
Interest payable	183,642	594,331
Deposits	31,200	(803)
Net Cash (used in)/provided by Operating Activities	(32,047)	567,271

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable	132,500	310,910
Repayment of convertible notes payable	(50,000)	(300,652)
Repayment of notes payable	(164,987)	(570,084)
Proceeds from related parties	25,583	155,862
Repayment to related parties	(19,583)	(200,297)
Net Cash used in Financing Activities	(76,487)	(604,261)

Net change in cash	(108,534)	(36,990)
Cash, beginning of period	168,208	84,570
Cash, end of period	$59,674	$47,580

Supplemental cash flow information
Cash paid for interest	$126,414	$701,427

Non-cash Investing and Financing transactions:
Settlement of convertible notes payable through issuance of common stock	$273,175	$53,005

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, we have included all adjustments considered necessary for a fair presentation and such adjustments are of a normal recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2024 and notes thereto and other pertinent information contained in our Form 10-K as filed with the SEC on June 16, 2025. The results of operations for the six months ended June 30, 2025, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2025.

Basis of Consolidation

The accompanying unaudited consolidated financial statements as of June 30, 2025 include our accounts and those of our wholly-owned subsidiary, Data 443 Risk Mitigation, Inc., a North Carolina operating company. These unaudited consolidated financial statements have been prepared on the accrual basis of accounting in accordance with US GAAP. All inter company balances and transactions have been eliminated in consolidation.

Accounts Receivable

Trade receivables are generally recorded at the invoice amount mostly for a one-year period, net of an allowance for credit loss. For the six months ended June 30, 2025, and June 30, 2024, we recorded bad debt expense of $1,107 and $0, respectively

Stock-Based Compensation

Employees - We account for stock-based compensation under the fair value method which requires all such compensation to employees, including the grant of employee stock options, to be calculated based on its fair value at the measurement date (generally the grant date), and recognized in the consolidated statement of operations over the requisite service period.

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

We recorded approximately $641,441 in stock-based compensation expense for the six months ended June 30, 2025, compared to $356,715 in stock-based compensation expense for the six months ended June 30, 2024. Determining the appropriate fair value model and the related assumptions requires judgment. During the six months ended June 30, 2025, the fair value of each option grant was estimated using a Black-Scholes option-pricing model. The expected volatility represents the historical volatility of our publicly traded common stock. Due to limited historical data, we calculate the expected life based on the mid-point between the vesting date and the contractual term which is in accordance with the simplified method. The expected term for options granted to nonemployees is the contractual life. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of stock options. We have not paid and do not anticipate paying cash dividends on our shares of Common stock; therefore, the expected dividend yield is assumed to be zero.

Contingencies

We account for contingent liabilities in accordance with Accounting Standards Codification (“ASC”) Topic 450, Contingencies. This standard requires management to assess potential contingent liabilities that may exist as of the date of the financial statements to determine the probability and amount of loss that may have occurred, which inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in our financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed in our financial statements. For loss contingencies considered remote, we generally would neither accrue any estimated liability nor disclose the nature of the contingent liability in our financial statements. Management has assessed potential contingent liabilities as of June 30, 2025, and based on that assessment, there are no probable or possible loss contingencies requiring accrual or establishment of a reserve.

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

For the six months ended June 30, 2025 and 2024, respectively, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive:

	Six Months Ended
	June 30,
	2025	2024
	(Shares)	(Shares)
Series A Preferred Stock	148,445,000	149,892,000
Stock options	864,887	864,887
Warrants	754,200	754,200
Total	150,064,087	151,610,027

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

On December 14, 2023, the FASB issued a final standard on improvements to income tax disclosures. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. ASU 2023-09, Improvements to Income Tax Disclosures, applies to all entities subject to income taxes. For public business entities (PBEs), the new requirements will be effective for annual periods beginning after December 15, 2024. For entities other than public business entities (non-PBEs), the requirements will be effective for annual periods beginning after December 15, 2025. The adoption of Topic 280 did not result in a change to the Company’s segment structure or to the method used to allocate resources among segments.

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

NOTE 4. SEGEMENT INFORMATION

The Company is engaged in a single line of business to deliver solutions and capabilities that businesses can use in conjunction with their use of established cloud vendors. The Company has identified the Chief Executive Officer of the Company as the CODM, who uses revenues and expenses to evaluate the business, predominantly in the cash forecasting process, to make resource allocation decisions at the entity level.. The Company’s operations constitute a single operating segment and therefore, a single reportable segment, because the CODM manages the business activities using information of the Company as a whole. As a result, no disaggregated segment information is presented. The accounting policies used to measure the profit and loss of the segment are the same as those described in the summary of significant accounting policies.

NOTE 5: PROPERTY AND EQUIPMENT

The following table summarizes the components of our property and equipment as of the dates presented:

	June 30,	December 31,
	2025	2024
Furniture and Fixtures	$6,103	$6,103
Computer Equipment	1,053,193	1,053,193
	1,059,296	1,059,296
Accumulated depreciation	(864,918)	(806,393)
Property and equipment, net of accumulated depreciation	$194,378	$252,903

Depreciation expense for the six months ended June 30, 2025 and 2024, was $58,525 and $88,290, respectively.

During the six months ended June 30, 2025 and 2024, we purchased property and equipment of $-0- and $-0-, respectively.

NOTE 6: INTELLECTUAL PROPERTY

The following table summarizes the components of our intellectual property as of the dates presented:

	June 30, 2025	December 31, 2024
Intellectual property:
WordPress® GDPR rights	$46,800	$46,800
ARALOC™	1,850,000	1,850,000
ArcMail License	1,445,000	1,445,000
DataExpress™	1,388,051	1,388,051
FileFacets™	135,000	135,000
IntellyWP™	60,000	60,000
Resilient Network Systems	305,000	305,000
Cyren Engines	3,500,000	3,500,000
Breezemail	5,153	-
	8,735,004	8,729,851
Accumulated amortization	(6,295,052)	(5,931,035)
Impairment	-	-
Intellectual property, net of accumulated amortization	$2,439,952	$2,798,816

We recognized amortization expense of $358,864 and $365,500 for the three months ended June 30, 2025, and 2024, respectively.

As the Company has an accumulated deficit and net loss, we have performed an impairment analysis on each of our intellectual properties, and did not identify any impairment triggers.

Based on the carrying value of definite-lived intangible assets as of June 30, 2025, we estimate our amortization expense for the next five years will be as follows:

Amortization
Year Ended December 31,	Expense
2025 (excluding the three months ended June 30, 2025)	352,766
2026	700,000
2027	700,000
2028	687,186
2,439,952

NOTE 7: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following table summarizes the components of our accounts payable and accrued liabilities as of the dates presented:

	June 30,	December 31,
	2025	2024
Accounts payable	$3,677,349	$3,608,845
Credit cards	66,428	70,666
Accrued liabilities	2,540,747	2,240,477
	$6,284,524	$5,919,988

NOTE 8: DEFERRED REVENUE

For the six months ended June 30, 2025 and as of December 31, 2024, changes in deferred revenue were as follows:

	June 30,	December 31,
	2025	2024
Balance, beginning of period	$2,305,453	$1,823,569
Deferral of revenue	493,377	3,053,183
Recognition of deferred revenue	(1,193,566)	(2,571,299)
Balance, end of period	$1,605,264	$2,305,453

As of June 30, 2025 and December 31, 2024, deferred revenue is classified as follows:

	June 30,	December 31,
	2025	2024
Current	$1,118,221	$1,591,326
Non-current	487,043	714,127
	$1,605,264	$2,305,453

NOTE 9: LEASES

Operating lease

We have relocated our office furniture and equipment to a smaller location in the same office building on December 31, 2024 with a nonrenewable 7 month lease that expires on July 31, 2025.

We recognized total lease expense of approximately $18,824 and $164,432 for the six months ended June 30, 2025 and 2024, respectively, primarily related to operating lease costs paid to lessors from operating cash flows. As of June 30, 2025 and December 31, 2024, we recorded a security deposit of $2,713 and $29,467, respectively.

At June 30, 2025, future minimum lease payments under operating leases that have initial noncancelable lease terms in excess of one year was $-0-.

Financing leases

We lease computer and hardware under non-cancellable finance leases. The term of those finance leases is 3 years and annual interest rate is 12%. At June 30, 2025 and December 31, 2024, the finance lease obligations included in current liabilities were $10,341 and $10,341, respectively, and finance lease obligations included in long-term liabilities were $0 and $0, respectively. The lease is not in default and there are no penalties and the company does not have to return the equipment in use.

At June 30, 2025, future minimum lease payments under the finance lease obligations, are as follows:

Total

2025	10,341
Thereafter	-
10,341
Less: Imputed interest	-
Finance lease liabilities	10,341

Finance lease liability	10,341
Finance lease liability - non-current	$-

As of June 30, 2025 and December 31 2024, finance lease assets are included in property and equipment as follows:

	June 30,	December 31,
	2025	2024
Finance lease assets	$267,284	$267,284
Accumulated depreciation	(267,284)	(267,284)
Finance lease assets, net of accumulated depreciation	$-	$-

NOTE 10: CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

	June 30,	December 31,
	2025	2024
Convertible Notes - Issued in fiscal year 2020	97,946	97,946
Convertible Notes - Issued in fiscal year 2021	773,695	508,440
Convertible Notes - Issued in fiscal year 2022	1,154,513	1,234,251
Convertible Notes - Issued in fiscal year 2023	1,854,584	1,854,584
Convertible Notes - Issued in fiscal year 2024	183,982	183,982
Convertible Notes - Issued in fiscal year 2025	82,500	-
	4,147,220	3,879,203
Less debt discount and debt issuance cost	(4,980)	(1,259)
	4,142,240	3,877,944
Less current portion of convertible notes payable	4,142,240	3,877,944
Long-term convertible notes payable	$—	$-

During the six months ended June 30, 2025 and 2024, we recognized interest expense of $257,831 and $307,047, respectively, and amortization of debt discount expense of $3,780 and $730,882, respectively.

Conversion

During the six months ended June 30, 2025, we converted notes with principal amounts and accrued interest of $238,780 into 212,714,056 shares of common stock.

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

Convertible note payable with outstanding balance of $52,405 matured on February 11, 2023. The default annual interest rate of 24% becomes the effective interest rate on the past due principal. We are in communication with the lender.

Convertible note payable with outstanding balance of $59,200 matured on February 11, 2023. The default annual interest rate of 24% becomes the effective interest rate on the past due principal. We are in communication with the lender.

Convertible note payable with outstanding balance of $69,383 matured on February 14, 2023. The default annual interest rate of 24% becomes the effective interest rate on the past due principal. We are in communication with the lender.

Convertible note payable with outstanding balance of $89,866 matured on March 1, 2023. The default annual interest rate of 24% becomes the effective interest rate on the past due principal. We are in communication with the lender.

Convertible note payable with outstanding balance of $83,659 matured on February 9, 2023. The default annual interest rate of 24% becomes the effective interest rate on the past due principal. We are in communication with the lender.

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

Promissory Notes - Issued in fiscal year 2021

In 2021, we issued convertible promissory notes with principal amounts totaling $1,696,999, which resulted in cash proceeds of $1,482,000 after financing fees of $214,999 were deducted. The 2021 Convertible Notes have the following key provisions:

●	Terms ranging from 90 days to 12 months.

●	Annual interest rates of 5% to 12%.

●	Convertible at the option of the holders after varying dates.

●	Conversion price based on a formula corresponding to a discount (39% discount) off the average closing price or lowest trading price of our Common stock for the 20 prior trading days including the day on which a notice of conversion is received.

●	The Mast Hill Fund, LLC convertible promissory note matured on October 19, 2023. The default annual interest rate of 16% becomes the effective interest rate on the past due principal and interest. As of June 30, 2024 the note had a principle balance of $508,440 and accrued interest of $159,557. The note is currently in default.

The 2021 Convertible Notes also were associated with the following:

●	The issuance of 2 shares of Common stock valued at $133,663.

●	The issuance of 197 warrants to purchase shares of Common stock with an exercise price a range from $4,464 to 21,600. The term in which the warrants can be exercised is 5 years from issue date.

During the six months ended June 30, 2025, in connection with the 2021 Convertible Notes, we repaid principal in the amount of $-0- and interest expense of $-0-.

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

Promissory Notes - Issued in fiscal year 2023

During the year ended December 31, 2023, we issued convertible promissory notes with principal amounts totaling $2,211,083, which resulted in cash proceeds of $2,015,000 after deducting a financing fee of $462,112. The 2023 Convertible Notes have the following key provisions:

●	Terms ranging from 9 to 12 months.

●	Annual interest rates of 9% to 20%.

●	Convertible at the option of the holders after varying dates.

●	Conversion price based on a formula corresponding to a discount (20% or 30% discount) off the lowest trading price of our Common Stock for the 20 prior trading days including the day on which a notice of conversion is received, although one of the 2023 Convertible Notes establishes a fixed conversion price of $.50 per share and two of the 2023 Convertible Notes have a fixed conversion price of $.005 per share.

●	As of the six months ended June 30, 2025, there were no derivative liabilities.

Promissory Notes - Issued in fiscal year 2024

For the year ended December 31, 2024, we issued convertible promissory notes with principal amounts totaling $86,250, which resulted in cash proceeds of $70,000 after deducting a financing fee of $16,250. The 2024 Convertible Notes have the following key provisions:

●	Terms of 9 months.

●	Annual interest rates of 15%.

●	Convertible at the option of the holders after varying dates.

●	Conversion price based on a formula corresponding to a discount (20% or 30% discount) off the lowest trading price of our Common Stock for the 20 prior trading days including the day on which a notice of conversion is received.

●	As of the six months ended June 30, 2025, there were no derivative liabilities.

Promissory Notes - Issued in fiscal year 2025

For the three months ended June 30, 2025, we issued convertible promissory notes with principal amounts totaling $82,250, which resulted in cash proceeds of $75,000 after deducting a financing fee of $7,250. The 2025 Convertible Notes have the following key provisions:

●	Terms of 12 months.

●	Annual interest rates of 12%.

●	Convertible at the option of the holders after varying dates.

●	Conversion price based on a formula corresponding to a discount (20% or 30% discount) off the lowest trading price of our Common Stock for the 20 prior trading days including the day on which a notice of conversion is received.

●	As of the six months ended June 30, 2025, there were no derivative liabilities.

NOTE 11: NOTES PAYABLE

Notes payable consists of the following:

	June 30, 2025	December 31, 2024	Maturity	Interest Rate
Economic Injury Disaster Loan - originated in May 2020	$500,000	$500,000	30 years	3.75%
Promissory note - originated in February 2021	1,305,373	1,305,373	5 years	4.0%
Promissory note - originated in April 2021 (1)	676,693	676,693	1 year	12%
Promissory note - originated in July 2021 (1)	282,000	282,000	1 year	12%
Promissory note - originated in September 2021	13,893	18,855	$1,383.56 monthly payment for 60 months	28%
Promissory note - originated in April 2022	36,269	44,792	$1,695.41 monthly payment for 36 months	16.0%
Promissory note - originated in July 2022	28,609	34,597	$1,485.38 monthly payment for 60 months	18%
Promissory note - originated in July 2022	20,287	42,848	$3,546.87 monthly payment for 36 months	10%
Promissory note - originated in August 2022	12,663	15,534	$589.92 monthly payment for 60 months	8%
Promissory note - originated in October 2022	681,397	786,397	$1,749.00 daily payment for 30 days	66%
Promissory note - originated in January 2023	1,332	2,664	$237.03 monthly payment for 36 months	25%
Promissory note - originated in March 2023	29,732	35,678	$1,521.73 monthly payment for 60 months	18%
Promissory note - originated in March 2023	5,224	7,836	$559.25 monthly payment for 36 months	17%
Promissory note - originated in April 2023	21,115	21,115	$3,999.00 monthly payment for 12 months	12%
Promissory note - originated in April 2023	23,054	23,054	$3,918.03 monthly payment for 12 months	6%
Promissory note - originated in August 2023	8,356	11,371	36 months	14%
Promissory note - originated in December 2023	1,100,000	1,175,000	12 months	10%
	4,745,997	5,275,473
Less debt discount and debt issuance cost	(384,582)	(528,132)
	4,361,415	4,747,341
Less current portion of promissory notes payable	3,296,969	3,340,492
Long-term promissory notes payable	$1,064,446	$1,406,849

During the six months ended June 30, 2025 and 2024, we recognized interest expense of $214,971 and $668,372, and amortization of debt discount, included in interest expense of $91,350 and $479,946, respectively.

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

NOTE 13: CAPITAL STOCK AND REVERSE STOCK SPLIT

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

Preferred Stock

As of June 30, 2025, we are authorized to issue 150,000 of Series A Preferred Stock with par value of $0.001.

Each share of Series A is the equivalent of 15,000 shares of Common Stock. Our Chief Executive Officer, Jason Remillard, holds 149,892 shares of our Series A Preferred Stock. Through his ownership of Series A Preferred Shares, Mr. Remillard has voting control over all matters to be submitted to a vote of our shareholders.

During the six months ended June 30, 2025 Chief Executive Officer, Jason Remillard converted 13 Series A Preferred Stock into 13,000,000 common stock.

As of June 30, 2025 and December 31, 2024, 148,445 and 149,492 shares of Series A were issued and outstanding, respectively.

As of June 30, 2025, we are authorized to issue 80,000 of Series B Preferred Stock with a par value of $10.00

Each share of Series B Preferred Stock (i) is convertible into Common Stock at a price per share equal to sixty one percent (61%) of the lowest price for our Common Stock during the twenty (20) days of trading preceding the date of the conversion; (ii) earns dividends at the rate of nine percent (9%) per annum; and, (iii) has no voting rights.

As of June 30, 2025 and December 31, 2024, -0- and -0- shares of Series B were issued and outstanding, respectively.

Common stock

As of June 30, 2025, we are authorized to issue 500,000,000 shares of Common stock with a par value of $0.001. All shares have equal voting rights, are non-assessable, and have one vote per share.

During the six months ended June 30, 2025, we issued Common stock as follows:

●	212,714,056 shares issued for conversion of debt;
●	13,000,000 shares issued for conversion of Series A preferred stock
●	892,860 shares issued for services

As of June 30, 2025 and December 31, 2024, 227,757,139 and 1,150,223 shares of Common stock were issued and outstanding, respectively.

Warrants

A summary of activity during the six months ended June 30, 2025 follows:

	Warrants Outstanding
		Weighted Average
	Shares	Exercise Price
Outstanding, December 31, 2024	616,934	$8.03
Granted	-	-
Exercised	-	-
Forfeited/canceled	-	-
Outstanding, June 30, 2025	616,934	$8.03

During the six months ended June 30, 2025, 0 warrants were exercised cashless and we issued 0 shares of Common stock as a result.

The following table summarizes information relating to outstanding and exercisable warrants as of June 30, 2025:

Exercisable Warrants Outstanding
	Weighted Average Remaining
Number of Warrants	Contractual life (in years)	Weighted Average Exercise Price
10	.45	$96,000.00
12	.81	$72,000.00
26	1.01	$21,600.00
5	1.25	$21,600.00
55	1.30	$5,929.10
124	1.48	$4,464.00
32	1.86	$3,600.00
3	1.86	$3,600.00
270,833	-	$0.60
250,000	-	$0.60
54,167	-	$0.60
41,667	-	$0.60
616,934	1.37	$8.03

NOTE 14: STOCK-BASED COMPENSATION

Stock Options

During the six months ended June 30, 2025, we granted options for the purchase of our Common stock to certain employees as consideration for services rendered. The terms of the stock option grants are determined by our Board of Directors. Our stock options generally vest upon the one-year anniversary date of the grant and have a maximum term of ten years.

The following summarizes the stock option activity for the six months ended June 30, 2025:

	Options Outstanding	Weighted- Average Exercise Price
Balance as of December 31, 2024	864,887	$1.25
Grants	-	-
Exercised	-	-
Cancelled	-	-
Balance as of June 30, 2025	864,887	$1.25

The following summarizes certain information about stock options vested and expected to vest as of June 30, 2025:

	Number of Options	Weighted- Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price
Outstanding	864,887	9.14	$6.15
Exercisable	22,509	8.17	$32.89
Expected to vest	842,378	9.14	$1.54

As of June 30, 2025 and December 31, 2024, there was $156,715 and $644,886, respectively, of total compensation costs related to non-vested stock-based compensation arrangements which we expect to recognized within the next 12 months.

Restricted Stock Awards

The following summarizes the restricted stock activity for the six months ended June 30, 2025:

	Shares	Weighted- Average Fair Value
Balance as of December 31, 2024	5,288	$314,361
Shares of restricted stock granted	-	-
Exercised	-	-
Cancelled	-	-
Balance as of June 30, 2025	5,288	$314,361

Number of Restricted Stock Awards	June 30, 2025	December 31, 2024
Vested	413,862	413,862
Non-vested	-	-

NOTE 15: INTEREST EXPENSE

For the six months ended June 30, 2025 and 2024, the Company recorded interest expense as follows:

	Six months	Six months
	June 30, 2025	June 30, 2024
Interest expense - convertible notes	$257,831	$307,047
Interest expense - notes payable	123,621	300,918
Other	145,832	119,557
Amortization of debt discount	95,130	1,098,336
	$622,414	$1,825,858

NOTE 16: RELATED PARTY TRANSACTIONS

Jason Remillard is our president and Chief Executive Officer and the sole director. Through his ownership of Series A Preferred Shares, Mr. Remillard has voting control over all matters to be submitted to a vote of our shareholders.

During the six months ended June 30, 2025, the Company borrowed $-0- from our CEO, our CEO paid operating expenses of $25,583 on behalf of the Company and the Company repaid $19,583 to our CEO.

As of June 30, 2025 and December 31, 2024, we had due to related party transactions in the amounts of $150,303 and $144,303, respectively.

NOTE 17: SUBSEQUENT EVENTS

The Company does not have any events subsequent to June 30, 2025, through August 14, 2025, the date the financial statements were issued for disclosure consideration, except for the following:

●	On July 1, 2025, we issued 18,000,000 shares of Common Stock to Quick Capital LLC pursuant to an agreement with Quick Capital LLC, in exchange for $5,199 in note payable principal and $81 of accrued interest.
●	On July 3, 2025, we issued 10,899,600 shares of Common Stock to Auctus Fund, LLC pursuant to an cashless warrant agreement with Auctus Fund, LLC.
●	On July 11, 2025, we issued 12,500,000 shares of Common Stock to Jefferson Street Capital LLC pursuant to an agreement with Jefferson Street Capital LLC, in exchange for $2,500 in note payable principal.
●	On July 24, 2025, we issued 14,069,900 shares of Common Stock to Auctus Fund, LLC pursuant to an cashless warrant agreement with Auctus Fund, LLC.
●	On July 30, 2025, we issued 12,500,000 shares of Common Stock to Jefferson Street Capital LLC pursuant to an agreement with Jefferson Street Capital LLC, in exchange for $2,500 in note payable principal.
●	On August 7, 2025, we issued 15,395,000 shares of Common Stock to Auctus Fund, LLC pursuant to an cashless warrant agreement with Auctus Fund, LLC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition for the three months ended June 30, 2025 and for the year ended December 31, 2024 should be read in conjunction with our consolidated financial statements, and the notes to those financial statements that are included elsewhere in this quarterly report on Form 10-Q for the quarter ended June 30, 2025 (the “Quarterly Report”).

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

Results of Operations for the Three and Six Months Ended June 30, 2025 Compared to the Three and Six Months Ended June 30, 2024

Our operations for the three months ended June 30, 2025 and 2024 are outlined below:

	Three Months Ended
	June 30
	2025	2024	$ Change	% Change
Revenue	$1,432,027	$1,149,085	$282,942	25%
Cost of revenue	229,330	807,271	(577,741)	(72)%
Gross Profit	1,202,697	342,014	860,683	252%
Gross Profit Percentage	84%	30%

Operating expense	1,231,301	1,095,799	135,502	12%
Other income (expense)	(289,367)	(757,012)	467,645	62%
Net loss	$(317,971)	$(1,510,797)	$1,192,826	79%

Revenue

The increase in revenue is due to an increase in revenue from Cyren Engine cyber security products and multi-year renewals of our legacy data security products. We continue to see organic growth in increased consumption of our services that contain storage or volume components, matching our expectations and as is reflected in our continuing Annual Recurring Revenue (“ARR’) growth.

Cost of Revenue

Cost of revenue consists of direct expenses, such as labor, shipping, and supplies. The decrease in cost of revenue is a result of our significant efforts to reduce/minimize the operating footprint of the Cyren Assets and our significant cost saving efforts.

Operating Expenses

For the three months ended June 30, 2025 and 2024 our operating expenses were as follows:

	Three Months Ended
	June 30,
	2025	2024	$ Change	% Change

General and administrative	$1,177,987	$1,004,497	$173,490	17%
Sales and marketing	53,314	91,302	(37,988)	(42)%
Total operating expenses	$1,231,301	$1,095,799	$135,502	12%

General and Administrative Expenses

The general and administrative expenses primarily consisted of management costs, costs to integrate assets we acquired and to expand sales, product enhancements, audit and review fees, filing fees, professional fees, and other expenses related to SEC reporting, in connection with the projected growth of our business. Additionally, we continue to incur specific one-time costs in relation to our planned national exchange-based uplisting, additional financing activities and related functions. The increase in general and administrative expense was primarily due to overall increase in price of services and goods.

Sales and Marketing Expenses

The sales and marketing expenses primarily consisted of additional focus on cross-sell, upsell and growth in existing contracts from customers. As our retention activities of the assets of Cyren customer base has largely transitioned to increased consumption and quality of service delivery efforts. The decrease in sales and marketing expense is primarily due to changes in staffing related to the sales and marketing function.

Other income (expense)

Other income (expenses) for the three months ended June 30, 2025 consisted primarily of interest expense. Other expenses for the three months ended June 30, 2024 consisted of interest expense.

Net Loss

Net loss decreased 79% from $1,510,797 for the three months ended June 30, 2024 to $317,971 for the three months ended June 30, 2025. The net loss was mainly derived from an operating loss of $28,604, and interest expense of $291,121. The net loss for the three months ended June 30, 2024 was mainly derived from an operating loss of $753,785, and interest expense of $755,446. The decrease in Net Loss was primarily due to the decrease in cost of revenue as we focused on reducing our spend on data center cost related to the Cyren asset acquisition and a decrease in interest expense.

Our operations for the six months ended June 30, 2025 and 2024 are outlined below:

	Six Months Ended June 30,		Change
	2025	2024	$	%
Revenue	$2,598,616	$2,660,143	$(61,527)	(2)%
Cost of revenue	602,480	1,420,229	(817,549)	(58)%
Gross Profit	1,996,136	1,240,114	(756,022)	61%
Gross Profit Percentage	77%	47%

Operating expense	2,367,018	2,554,212	(187,194)	(7)%
Other income (expense)	(623,753)	(1,825,858)	1,202,105	66%
Net loss	$(994,635)	$(3,139,956)	$2,145,321	68%

Revenue

Revenues decreased slightly by 2% from $2,660,143 for the six months ended June 30, 2024 to $2,598,616 for the six months ended June 30, 2025. We continue to see organic growth in increased consumption of our services that contain storage or volume components, matching our expectations and as is reflected in our continuing Annual Recurring Revenue (“ARR”) growth. We are offering and closing deals based on professional services consulting to further enable our technological capabilities within our existing customer base.

Cost of Revenue

Cost of revenue consists of direct expenses, such as labor, shipping, and supplies. The decrease in cost of revenue is a result of our significant efforts to reduce/minimize the operating footprint of the Cyren Assets and our significant cost saving efforts.

Operating Expenses

For the six months ended June 30, 2025 and 2024 our operating expenses were as follows:

	Six Months Ended
	June 30,		Change
	2025	2024	$	%

General and administrative	$2,294,780	$2,177,801	$116,979)	5%
Sales and marketing	72,238	376,411	(304,173)	(81)%
Total operating expenses	$2,367,018	$2,554,212	$(187,197)	(7)%

General and Administrative Expenses

The general and administrative expenses primarily consisted of management costs, costs to integrate assets we acquired and to expand sales, product enhancements, audit and review fees, filing fees, professional fees, and other expenses related to SEC reporting, including the re-classification of sales-related management expenses, in connection with the projected growth of our business. Additionally, we continue to incur specific costs in relation to our planned uplist to the Nasdaq Capital Markets, additional financing activities and related functions. The increase in general and administrative expense was primarily due to overall increase in price of services and goods.

Sales and Marketing Expenses

The sales and marketing expenses primarily consisted of additional focus on cross-sell, upsell and growth in existing contracts from customers. As our retention activities of the assets of Cyren customer base has largely transitioned to increased consumption and quality of service delivery efforts. The decrease in sales and marketing expense is primarily due to changes in staffing related to the sales and marketing function.

Other income (expense)

Other income (expenses) for the six months ended June 30, 2025 consisted primarily of interest expense. Other expenses for the three months ended June 30, 2024 consisted of interest expense.

Net Loss

Net loss decreased 68% from $3,139,956 for the six months ended June 30, 2025 to $994,635 for the six months ended June 30, 2025. The net loss was mainly derived from an operating loss of $370,882, and interest expense of $622,414. The net loss for the six months ended June 30, 2024 was mainly derived from an operating loss of $1,314,098, and interest expense of $1,821,338.

Accumulated Losses

We had a net operating loss carryfowards of approximately $6 million from prior operations in 2017, before our current President and Chief Executive Officer acquired a controlling interest in the company. Subsequent to this and through June 30, 2025, we have relied on convertible notes and other debt instruments that may contain unfavorable discounts, origination fees, and have embedded conversion features that are subject to derivative treatment for accounting purposes. Due primarily to this treatment of convertible notes, debt and related derivative accounting, since 2017, we have accumulated deficits of approximately $14.1 million due to derivative valuations and $16.9 million expensed for interest and amortization of debt discounts for financing and other origination fees.

Liquidity and Capital Resources

Working Capital

The following table provides selected financial data about our company as of June 30, 2025 and December 31, 2024, respectively.

	June 30,	December 31,
	2025	2024	Change	%
Current assets	$162,011	$199,984	$(37,973)	(19)%
Current liabilities	$17,144,554	$16,981,610	$162,944	1%
Working capital deficiency	$(16,982,543)	$(16,781,626)	$(200,917)	(8)%

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of June 30, 2025, we had cash balance of $59,671 and our principal sources of liquidity were trade accounts receivable of $102,340, as compared to cash of $168,208 and trade accounts receivable of $31,776 as of December 31, 2024.

During the last two years, and through the date of this Report, we have faced an increasingly challenging liquidity situation that has limited our ability to execute our operating plan. We will need to obtain capital to continue operations. There is no assurance that we will be able to secure such funding on acceptable terms. During the three months ended June 30, 2025, we reported a loss from operations of $28,604.

As of June 30, 2025, we had assets of cash in the amount of $59,671 and other current assets in the amount of $102,340. As of June 30, 2025, we had current liabilities of $17,144,554. Our accumulated deficit as of June 30, 2025 was $62,738,653.

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

Cash Flow

	Six Months Ended
	June 30,
	2025	2024	Change
Cash (used in) provided by operating activities	$(32,047)	$567,271	$(599,318)
Cash used in investing activities	$-	$-	$-
Cash used in by financing activities	$(76,487)	$(604,261)	$(527,774)
Cash on hand	$59,671	$47,580	$42,020

Operating Activities

During the three months ended June 30, 2025, we used $32,047 from operating activities, compared to $567,271 provided by during the three months ended June 30, 2024.

Investing Activities

During the three months ended June 30, 2025, we used $-0- funds in investing activities. During the three months ended June 30, 2024, we used funds in investing activities of $-0- to acquire property and equipment.

Financing Activities

During the three months ended June 30, 2025, we raised $132,500 from issuance of convertible debt; proceeds from related party of $25,583 and repaid $19,583 to related party; repayment of convertible note payable of $50,000, and repayment of $164,987 on notes payable. For June 30, 2025 we had net cash outflows for financing activities of $76,487. By comparison, during the June 30, 2024, we raised $310,910 from issuance of convertible debt; proceeds from related party of $155,862; repayment of convertible note payable of $300,652 repayment of $570,084 on notes payable; and repayment to related party of $200,297. For June 30, 2024 we had net cash outflows for financing activities of $604,261.

We are dependent upon the receipt of capital investment or other financing to fund our ongoing operations and to execute our business plan. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our plan of operations.

Off-Balance Sheet Arrangements

As of June 30, 2025, we did not have any off-balance sheet arrangements.

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

Stock-Based Compensation

We measure the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date. For non-employees, as per ASU No. 2018-7, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Stock-Based Payment Accounting, remeasurement is not required. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Stock-based compensation expense is recorded by us in the same expense classifications in the consolidated statements of operations, as if such amounts were paid in cash. Also, refer to Note 2 – Summary of Significant Accounting Policies, in the consolidated financial statements that are included in this Annual Report.

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

Based on our evaluation under the criteria set forth in 2013 Internal Control — Integrated Framework, our management concluded that, as of June 30, 2025 our internal control over financial reporting was not effective because of the identification of material weaknesses described as follows:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended June 30, 2025, we issued shares of our common stock as follows, pursuant to exemption from registration pursuant to Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder:

●	On April 1, 2025, we issued 4,850,000 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $1,261 of accrued interest.
●	On April 9, 2025, we issued 5,789,877 shares of Common Stock to One44 Capital LLC pursuant to an agreement with One44 Capital LLC, in exchange for $1,100 in note payable principal and $313 of accrued interest.
●	On April 9, 2025, we issued 5,830,988 shares of Common Stock to Fast Capital LLC pursuant to an agreement with Fast Capital LLC, in exchange for $1,399 in note payable principal.
●	On April 11, 2025, we issued 5,830,988 shares of Common Stock to Fast Capital LLC pursuant to an agreement with Fast Capital LLC, in exchange for $1,399 in note payable principal.
●	On April 16, 2025, we issued 5,830,988 shares of Common Stock to Fast Capital LLC pursuant to an agreement with Fast Capital LLC, in exchange for $1,399 in note payable principal.
●	On April 22, 2025, we issued 6,730,769 shares of Common Stock to Jefferson Street Capital LLC pursuant to an agreement with Jefferson Street Capital LLC, in exchange for $1,000 in note payable principal.
●	On April 22, 2025, we issued 5,830,988 shares of Common Stock to Fast Capital LLC pursuant to an agreement with Fast Capital LLC, in exchange for $1,399 in note payable principal.
●	On April 28, 2025, we issued 5,830,988 shares of Common Stock to Fast Capital LLC pursuant to an agreement with Fast Capital LLC, in exchange for $1,399 in note payable principal.
●	On May 5, 2025, we issued 5,830,988 shares of Common Stock to Fast Capital LLC pursuant to an agreement with Fast Capital LLC, in exchange for $749 in note payable principal.
●	On May 9, 2025, we issued 7,910,600 shares of Common Stock to Fast Capital LLC pursuant to an agreement with Fast Capital LLC, in exchange for $1,373 in note payable principal.
●	On May 13, 2025, we issued 8,461,538 shares of Common Stock to Jefferson Street Capital LLC pursuant to an agreement with Jefferson Street Capital LLC, in exchange for $1,450 in note payable principal.
●	On May 28, 2025, we issued 9,018,536 shares of Common Stock to Fast Capital LLC pursuant to an agreement with Fast Capital LLC, in exchange for $1,705 in note payable principal.
●	On June 6, 2025, we issued 8,846,153 shares of Common Stock to Jefferson Street Capital LLC pursuant to an agreement with Jefferson Street Capital LLC, in exchange for $1,550 in note payable principal.
●	On June 24, 2025, we issued 19,833,333 shares of Common Stock to Quick Capital LLC pursuant to an agreement with Quick Capital LLC, in exchange for $4,672 in note payable principal and $1,268 of accrued interest.
●	On June 25, 2025, we issued 9,326,923 shares of Common Stock to Jefferson Street Capital LLC pursuant to an agreement with Jefferson Street Capital LLC, in exchange for $1,675 in note payable principal.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
4.1

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, our Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2025	DATA443 RISK MITIGATION, INC.

	By:	/s/ Jason Remillard
	Name:	JASON REMILLARD
	Title:	Chief Executive Officer, (Principal Executive Officer)

