Form 10-Q
period 2025-09-30
Data443 Risk Mitigation, Inc.
filed 2025-11-14
CIK 1068689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 000-30542

DATA443 RISK MITIGATION, INC.

(Exact name of registrant as specified in its charter)

Nevada	86-0914051
(State of incorporation)	(I.R.S. Employer Identification No.)

600 Park Offices Drive Suite 300. #4133 Durham, North Carolina	27713
(Address of principal executive offices)	(Zip Code)

(919) 858-6542

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

Yes ☐ No ☒

The outstanding number of shares of common stock as of November 14, 2025 was 629,956,531.

DATA443 RISK MITIGATION, INC.

FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DATA443 RISK MITIGATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$49,086	$168,208
Accounts receivable, net	85,745	31,776
Total current assets	134,831	199,984

Property and equipment, net	165,166	252,903
Advance payment for acquisition	2,726,188	2,726,188
Intellectual property, net of accumulated amortization	2,262,444	2,798,816
Deposits	1,792	36,062
Total Assets	$5,290,421	$6,013,953

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	6,422,710	5,919,988
Deferred revenue	1,252,791	1,591,326
Interest payable	2,094,900	2,097,216
Notes payable, net of unamortized discount	3,060,082	3,340,492
Convertible notes payable, net of unamortized discount	4,004,053	3,877,944
Due to a related party	73,142	144,303
Finance lease liability	10,341	10,341
Total Current Liabilities	16,918,019	16,981,610

Notes payable, net of unamortized discount - non-current	1,038,322	1,406,849
Deferred revenues - non-current	812,965	714,127
Total Liabilities	18,769,306	19,102,586

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred stock: 443,443,443 authorized; $0.001 par value Series A 149,492 and 149,492 shares issued and outstanding, respectively	149	149
Series B Preferred Stock, 80,000 shares designated; $0.001 par value; Stated value $10.00, 0 and 0 shares issued and outstanding, net of discount, respectively	-	-
Common stock: 4,443,443,443 authorized; $0.001 par value 497,561,331 and 1,150,223 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	558,882	62,472
Additional paid in capital	49,303,171	48,592,764
Accumulated deficit	(63,341,087)	(61,744,018)
Total Stockholders’ Deficit	(13,478,885)	(13,088,633)
Total Liabilities and Stockholders’ Deficit	$5,290,421	$6,013,953

See the accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

DATA443 RISK MITIGATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Revenue	$899,132	$1,146,937	$3,497,748	$3,807,080
Cost of revenue	353,398	372,651	955,878	1,792,680
Gross profit	545,734	774,286	2,541,870	2,014,400

Operating expenses
General and administrative	1,058,938	1,560,087	3,353,718	3,737,889
Sales and marketing	48,654	28,845	120,892	405,256
Total operating expenses	1,107,592	1,588,932	3,474,610	4,143,145

Loss from operations	(561,858)	(814,646)	(932,740)	(2,128,745)

Other income (expense)			-
Interest expense	(58,841)	(466,200)	(681,255)	(2,287,538)
Other Income	19,445	-	19,445
Gain (loss) on foreign currency exchange	(1,180)	(1,153)	(2,519)	(5,672)
Total other expense	(40,576)	(467,353)	(664,329)	(2,293,210)

Income/(loss) before income taxes	(602,434)	(1,281,999)	(1,597,069)	(4,421,955)
Provision for income taxes	-	-	-	-
Net income/(loss)	$(602,434)	$(1,281,999)	$(1,597,069)	$(4,421,955)

Dividend on Series B Preferred Stock	-	-	-	-
Net income/(loss) attributable to common stockholders	$(602,434)	$(1,281,999)	$(1,597,069)	$(4,421,955)

Basic and diluted income/(loss) per Common Share	$(0.001)	$(3.98)	$(0.003)	$(13.71)
Basic and diluted weighted average number of common shares outstanding	497,561,331	322,500	497,561,331	322,500

See the accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

DATA443 RISK MITIGATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

Nine Months Ended September 30, 2025

	Series A Preferred Stock		Common stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2024	149,492	$149	1,150,223	$62,472	$48,592,764	$(61,744,018)	$(13,088,633)

Common stock issued for conversion of preferred stock	(13,000)	(13)	13,000,000	13,000	240,613	-	253,600
Common stock issued for conversion of debt	-	-	354,685,648	354,685	(46,832)	-	307,853
Common stock issued for exercised cashless warrant	-	-	127,832,600	127,832	(127,832)	-	-
Common stock issued for service	-	-	892,860	893	49,107	-	50,000
Issuance of preferred stock	13,000	13	-	-	-		13
Stock-based compensation	-	-	-		595,351		595,351
Net loss	-	-	-	-	-	(1,597,069)	(1,597,069)
Balance – September 30, 2025	149,492	$149	497,561,331	558,882	49,303,171	(63,341,087)	(13,478,885)

Three Months Ended September 30, 2025

	Series A Preferred Stock		Common stock			Additional Paid in	Accumulated		Total Stockholders’
	Shares	Amount	Shares	Amount		Capital	Deficit		Deficit

Balance – June 30, 2025	149,492	$149	227,757,139	289,093		49,280,759	(62,738,653)		(13,168,652)

Common stock issued for conversion of debt	-	-	141,971,592	141,956		(107,280)			34,676
Common stock issued for exercised cashless warrant	-	-	127,832,600	127,833		(127,833)	-		-
Stock-based compensation					257,525			257,525
Net loss	-	-					(602,434)		(602,434)
Balance – September 30, 2025	149,492	$149	497,561,331	558,882		49,303,171	(63,341,087)		(13,478,885)

Nine Months Ended September 30, 2024

	Series A				Additional		Total
	Preferred Stock		Common stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2023	149,892	$150	272,874	$61,564	$47,598,254	$(55,656,836)	$(7,996,868)

Common stock issued for conversion of debt	-	-	49,626	50	62,026	-	62,076
Stock-based compensation	-	-	-	21	741,028	-	741,049
Net loss	-	-	-	-	-	(4,421,955)	(4,421,955)
Balance – September 30, 2024	149,892	$150	322,500	61,635	48,401,308	(60,078,791)	(11,615,698)

Three Months Ended September 30, 2024

	Series A				Additional		Total
	Preferred Stock		Common stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – June 30, 2024	149,892	$150	313,966	61,618	48,054,704	(58,796,792)	(10,680,320)

Common stock issued for conversion of debt	-	-	8,534	9	9,061	-	9,070
Stock-based compensation	-	-	-	8	337,543	-	337,551
Net loss	-	-	-	-	-	(1,281,999)	(1,281,999)
Balance – September 30, 2024	149,892	$150	322,500	61,635	48,401,308	(60,078,791)	(11,615,698)

See the accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

DATA443 RISK MITIGATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2025		2024

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss		$(1,597,069)	$(4,421,955)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense		898,964	741,049
Depreciation and amortization		624,109	670,182
Amortization of debt discount		154,339	1,237,776
Bad debt		-	(6,250)
Lease liability amortization		-	(35,040)
Changes in operating assets and liabilities:
Accounts receivable		(53,969)	257,884
Prepaid expenses and other assets		-	29,467
Accounts payable and accrued liabilities		502,722	2,008,655
Deferred revenue		(239,697)	(479,372)
Accrued interest expense		(214,520)	802,496
Deposit		34,270	9,611
Net Cash provided by Operating Activities		109,149	814,503

CASH FLOWS FROM INVESTING ACTIVITIES:
Advance payment for acquisition		-	-
Purchase of property and equipment		-	-
Net Cash used in Investing Activities		-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of convertible notes payable		173,834	249,403
Repayment of convertible notes payable		(50,000)	(310,987)
Bank overdraft		-	1,038
Repayment of notes payable		(280,944)	(750,753)
Proceeds from related parties		41,894	215,165
Repayment to related parties		(113,055)	(302,939)
Net Cash used in Financing Activities		(228,271)	(899,073)

Net change in cash		(119,122)	(84,570)
Cash, beginning of period		168,208	84,570
Cash, end of period		$49,086	$-

Supplemental cash flow information
Cash paid for interest		$89,557	$355,721
Cash paid for taxes	$		$-

Non-cash Investing and Financing transactions:
Common Stock issued for exercised cashless warrants		$127,833	$-
Settlement of convertible notes payable through issuance of common stock		$307,853	$62,076
Settlement of series A preferred stock to issuance of common Stock		$13	$-
Warrant issued in conjunction with debts	$		$-

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, we have included all adjustments considered necessary for a fair presentation and such adjustments are of a normal recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2024 and notes thereto and other pertinent information contained in our Form 10-K as filed with the SEC on June 16, 2025. The results of operations for the nine months ended September 30, 2025, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2025.

Basis of Consolidation

The accompanying unaudited consolidated financial statements as of September 30, 2025 include our accounts and those of our wholly-owned subsidiary, Data 443 Risk Mitigation, Inc., a North Carolina operating company. These unaudited consolidated financial statements have been prepared on the accrual basis of accounting in accordance with US GAAP. All inter company balances and transactions have been eliminated in consolidation.

Accounts Receivable

Trade receivables are generally recorded at the invoice amount mostly for a one-year period, net of an allowance for credit loss. For the nine months ended September 30, 2025, and September 30, 2024, we recorded bad debt expense of $0 and $6,250, respectively

Stock-Based Compensation

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

We recorded approximately $595,351 in stock-based compensation expense for the nine months ended September 30, 2025, compared to $741,049 in stock-based compensation expense for the nine months ended September 30, 2024. Determining the appropriate fair value model and the related assumptions requires judgment. During the nine months ended September 30, 2025, the fair value of each option grant was estimated using a Black-Scholes option-pricing model. The expected volatility represents the historical volatility of our publicly traded common stock. Due to limited historical data, we calculate the expected life based on the mid-point between the vesting date and the contractual term which is in accordance with the simplified method. The expected term for options granted to nonemployees is the contractual life. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of stock options. We have not paid and do not anticipate paying cash dividends on our shares of Common stock; therefore, the expected dividend yield is assumed to be zero.

Contingencies

We account for contingent liabilities in accordance with Accounting Standards Codification (“ASC”) Topic 450, Contingencies. This standard requires management to assess potential contingent liabilities that may exist as of the date of the financial statements to determine the probability and amount of loss that may have occurred, which inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in our financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed in our financial statements. For loss contingencies considered remote, we generally would neither accrue any estimated liability nor disclose the nature of the contingent liability in our financial statements. Management has assessed potential contingent liabilities as of September 30, 2025, and based on that assessment, there are no probable or possible loss contingencies requiring accrual or establishment of a reserve.

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

For the nine months ended September 30, 2025 and 2024, respectively, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive:

	Nine Months Ended
	September 30,
	2025	2024
	(Shares)	(Shares)
Series A Preferred Stock	443,443,443	149,892,000
Stock options	864,887	864,887
Warrants	754,200	754,200
Total	151,610,027	151,610,027

Recently Adopted Accounting Guidance

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

NOTE 5: PROPERTY AND EQUIPMENT

The following table summarizes the components of our property and equipment as of the dates presented:

	September 30,	December 31,
	2025	2024
Furniture and Fixtures	$6,103	$6,103
Computer Equipment	1,053,193	1,053,193
	1,059,296	1,059,296
Accumulated depreciation	(894,130)	(806,393)
Property and equipment, net of accumulated depreciation	$165,166	$252,903

Depreciation expense for the nine months ended September 30, 2025 and 2024, was $87,737 and $124,932, respectively.

During the nine months ended September 30, 2025 and 2024, we purchased property and equipment of $-0- and $-0-, respectively.

NOTE 6: INTELLECTUAL PROPERTY

The following table summarizes the components of our intellectual property as of the dates presented:

	September 30, 2025	December 31, 2024
Intellectual property:
WordPress® GDPR rights	$46,800	$46,800
ARALOC™	1,850,000	1,850,000
ArcMail License	1,445,000	1,445,000
DataExpress™	1,388,051	1,388,051
FileFacets™	135,000	135,000
IntellyWP™	60,000	60,000
Resilient Network Systems	305,000	305,000
Cyren Engines	3,500,000	3,500,000
Breezemail	5,153	-
	8,735,004	8,729,851
Accumulated amortization	(6,472,560)	(5,931,035)
Impairment	-	-
Intellectual property, net of accumulated amortization	$2,262,444	$2,798,816

We recognized amortization expense of $541,524 and $545,250 for the nine months ended September 30, 2025, and 2024, respectively.

As the Company has an accumulated deficit and net loss, we have performed an impairment analysis on each of our intellectual properties, and did not identify any impairment triggers.

Based on the carrying value of definite-lived intangible assets as of September 30, 2025, we estimate our amortization expense for the next five years will be as follows:

Amortization
Year Ended December 31,	Expense
2025 (excluding the nine months ended September 30, 2025)	182,008
2026	700,000
2027	700,000
2028	680,436
2.262.444

NOTE 7: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following table summarizes the components of our accounts payable and accrued liabilities as of the dates presented:

	September 30,	December 31,
	2025	2024
Accounts payable	$3,566,742	$3,608,845
Credit cards	63,050	70,666
Accrued liabilities	2,792,918	2,240,477
	$6,422,710	$5,919,988

NOTE 8: DEFERRED REVENUE

For the nine months ended September 30, 2025 and as of December 31, 2024, changes in deferred revenue were as follows:

	September 30,	December 31,
	2025	2024
Balance, beginning of period	$2,305,453	$1,823,569
Deferral of revenue	1,451,631	3,053,183
Recognition of deferred revenue	(1,691,328)	(2,571,299)
Balance, end of period	$2,065,726	$2,305,453

As of September 30, 2025 and December 31, 2024, deferred revenue is classified as follows:

	September 30,	December 31,
	2025	2024
Current	$1,252,761	$1,591,326
Non-current	812,965	714,127
	$2,065,726	$2,305,453

NOTE 9: LEASES

Operating lease

We vacated our smaller office space on July 31, 2025 when the lease expired.

We recognized total lease expense of approximately $25,852 and $133,484 for the nine months ended September 30, 2025 and 2024, respectively, primarily related to operating lease costs paid to lessors from operating cash flows. As of September 30, 2025 and December 31, 2024, we recorded a security deposit of $0 and $36,062, respectively.

At September 30, 2025, future minimum lease payments under operating leases that have initial noncancelable lease terms in excess of one year was $-0-.

Financing leases

We lease computer and hardware under non-cancellable finance leases. The term of those finance leases is 3 years and annual interest rate is 12%. At September 30, 2025 and December 31, 2024, the finance lease obligations included in current liabilities were $10,341 and $10,341, respectively, and finance lease obligations included in long-term liabilities were $0 and $0, respectively. The lease is not in default and there are no penalties and the company does not have to return the equipment in use.

At September 30, 2025, future minimum lease payments under the finance lease obligations, are as follows:

Total

2025	10,341
Thereafter	-
10,341
Less: Imputed interest	-
Finance lease liabilities	10,341

Finance lease liability	10,341
Finance lease liability - non-current	$-

As of September 30, 2025 and December 31 2024, finance lease assets are included in property and equipment as follows:

	September 30,	December 31,
	2025	2024
Finance lease assets	$267,284	$267,284
Accumulated depreciation	(267,284)	(267,284)
Finance lease assets, net of accumulated depreciation	$-	$-

NOTE 10: CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

	September 30,	December 31,
	2025	2024
Convertible Notes - Issued in fiscal year 2020	97,946	97,946
Convertible Notes - Issued in fiscal year 2021	750,106	508,440
Convertible Notes - Issued in fiscal year 2022	1,141,229	1,234,251
Convertible Notes - Issued in fiscal year 2023	1,854,584	1,854,584
Convertible Notes - Issued in fiscal year 2024	101,707	183,982
Convertible Notes - Issued in fiscal year 2025	61,575	-
	4,007,147	3,879,203
Less debt discount and debt issuance cost	(3,094)	(1,259)
	4,004,053	3,877,944
Less current portion of convertible notes payable	4,004,053	3,877,944
Long-term convertible notes payable	$—	$-

During the nine months ended September 30, 2025 and 2024, we recognized interest expense of $681,255 and $1,247,099, respectively, and amortization of debt discount expense of $5,665 and $769,691, respectively.

Conversion

During the nine months ended September 30, 2025, we converted notes with principal amounts and accrued interest of $307,853 into 354,685,648 shares of common stock.

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

Convertible note payable with outstanding balance of $78,659 matured on February 9, 2023. The default annual interest rate of 24% becomes the effective interest rate on the past due principal. We are in communication with the lender.

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

Convertible note with outstanding balance $66,544 is in default as of January 30, 2025 with a default interest rate of 22%. We are in communication with the lender.

Convertible note with outstanding balance $241,666 is in default as of December 21,2022 with a default interest rate of 18%. We are in communication with the lender.

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

During the nine months ended September 30, 2025, in connection with the 2021 Convertible Notes, we repaid principal in the amount of $-0- and interest expense of $-0-.

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

Promissory Notes - Issued in fiscal year 2023

During the year ended December 31, 2023, we issued convertible promissory notes with principal amounts totaling $2,211,083, which resulted in cash proceeds of $2,015,000 after deducting a financing fee of $462,112. The 2023 Convertible Notes have the following key provisions:

●	Terms ranging from 9 to 12 months.

●	Annual interest rates of 9% to 20%.

●	Convertible at the option of the holders after varying dates.

●	Conversion price based on a formula corresponding to a discount (20% or 30% discount) off the lowest trading price of our Common Stock for the 20 prior trading days including the day on which a notice of conversion is received, although one of the 2023 Convertible Notes establishes a fixed conversion price of $.50 per share and two of the 2023 Convertible Notes have a fixed conversion price of $.005 per share.

●	As of the nine months ended September 30, 2025, there were no derivative liabilities.

Promissory Notes - Issued in fiscal year 2024

For the year ended December 31, 2024, we issued convertible promissory notes with principal amounts totaling $86,250, which resulted in cash proceeds of $70,000 after deducting a financing fee of $16,250. The 2024 Convertible Notes have the following key provisions:

●	Terms of 9 months.

●	Annual interest rates of 15%.

●	Convertible at the option of the holders after varying dates.

●	Conversion price based on a formula corresponding to a discount (20% or 30% discount) off the lowest trading price of our Common Stock for the 20 prior trading days including the day on which a notice of conversion is received.

●	As of the nine months ended September 30, 2025, there were no derivative liabilities.

Promissory Notes - Issued in fiscal year 2025

For the three months ended September 30, 2025, we issued convertible promissory notes with principal amounts totaling $82,250, which resulted in cash proceeds of $75,000 after deducting a financing fee of $7,250. The 2025 Convertible Notes have the following key provisions:

●	Terms of 12 months.

●	Annual interest rates of 12%.

●	Convertible at the option of the holders after varying dates.

●	Conversion price based on a formula corresponding to a discount (20% or 30% discount) off the lowest trading price of our Common Stock for the 20 prior trading days including the day on which a notice of conversion is received.

●	As of the nine months ended September 30, 2025, there were no derivative liabilities.

NOTE 11: NOTES PAYABLE

Notes payable consists of the following:

	September 30, 2025	December 31, 2024	Maturity	Interest Rate
Economic Injury Disaster Loan - originated in May 2020	$500,000	$500,000	30 years	3.75%
Promissory note - originated in February 2021	1,305,373	1,305,373	5 years	4.0%
Promissory note - originated in April 2021 (1)	676,693	676,693	1 year	12%
Promissory note - originated in July 2021 (1)	282,000	282,000	1 year	12%
Promissory note - originated in September 2021	10,917	18,855	$1,383.56 monthly payment for 60 months	28%
Promissory note - originated in April 2022	26,325	44,792	$1,695.41 monthly payment for 36 months	16.0%
Promissory note - originated in July 2022	21,623	34,597	$1,485.38 monthly payment for 60 months	18%
Promissory note - originated in July 2022	-	42,848	$3,546.87 monthly payment for 36 months	10%
Promissory note - originated in August 2022	10,749	15,534	$589.92 monthly payment for 60 months	8%
Promissory note - originated in October 2022	615,507	786,397	$1,749.00 daily payment for 30 days	66%
Promissory note - originated in January 2023	667	2,664	$237.03 monthly payment for 36 months	25%
Promissory note - originated in March 2023	26,759	35,678	$1,521.73 monthly payment for 60 months	18%
Promissory note - originated in March 2023	1,741	7,836	$559.25 monthly payment for 36 months	17%
Promissory note - originated in April 2023	21,115	21,115	$3,999.00 monthly payment for 12 months	12%
Promissory note - originated in April 2023	23,054	23,054	$3,918.03 monthly payment for 12 months	6%
Promissory note - originated in August 2023	5,339	11,371	36 months	14%
Promissory note - originated in December 2023	950,000	1,175,000	12 months	10%
	4,477,862	5,275,473
Less debt discount and debt issuance cost	(379,458)	(528,132)
	4,098,404	4,747,341
Less current portion of promissory notes payable	3,060,082	3,340,492
Long-term promissory notes payable	$1,038,322	$1,406,849

During the nine months ended September 30, 2025 and 2024, we recognized interest expense of $343,207 and $887,355, and amortization of debt discount, included in interest expense of $148,674 and $468,085, respectively.

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

Westland Properties Agreement

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

Preferred Stock

As of September 30, 2025, we are authorized to issue 443,443,443 of Series A Preferred Stock with par value of $0.001.

Each share of Series A is the equivalent of 10 shares of Common Stock. Our Chief Executive Officer, Jason Remillard, holds 149,892 shares of our Series A Preferred Stock. Through his ownership of Series A Preferred Shares, Mr. Remillard has voting control over all matters to be submitted to a vote of our shareholders.

During the nine months ended September 30, 2025 Chief Executive Officer, Jason Remillard converted 13,000 Series A Preferred Stock into 13,000,000 common stock.

During the nine months ended September 30, 2025 Chief Executive Officer, Jason Remillard was issued 13,000 Series A Preferred Stock.

As of September 30, 2025 and December 31, 2024, 149,492 and 149,492 shares of Series A were issued and outstanding, respectively.

As of September 30, 2025, we are authorized to issue 80,000 of Series B Preferred Stock with a par value of $10.00

Each share of Series B Preferred Stock (i) is convertible into Common Stock at a price per share equal to sixty one percent (61%) of the lowest price for our Common Stock during the twenty (20) days of trading preceding the date of the conversion; (ii) earns dividends at the rate of nine percent (9%) per annum; and, (iii) has no voting rights.

As of September 30, 2025 and December 31, 2024, -0- and -0- shares of Series B were issued and outstanding, respectively.

Common stock

As of September 30, 2025, we are authorized to issue 4,443,443,443 shares of Common stock with a par value of $0.001. All shares have equal voting rights, are non-assessable, and have one vote per share.

During the nine months ended September 30, 2025, we issued Common stock as follows:

●	354,685,648 shares issued for conversion of debt;
●	13,000,000 shares issued for conversion of Series A preferred stock
●	892,860 shares issued for services
●	127,832,600 shares issued for exercise of cashless warrants

As of September 30, 2025 and December 31, 2024, 497,561,331 and 1,150,223 shares of Common stock were issued and outstanding, respectively.

Warrants

A summary of activity during the nine months ended September 30, 2025 follows:

	Warrants Outstanding
		Weighted Average
	Shares	Exercise Price
Outstanding, December 31, 2024	616,934	$8.03
Granted	-	-
Exercised		-
Forfeited/canceled	-	-
Outstanding, September 30, 2025	616,934	$8.03

During the nine months ended September 30, 2025, 127,832,600 warrants were exercised cashless and we issued 0 shares of Common stock as a result.

The following table summarizes information relating to outstanding and exercisable warrants as of September 30, 2025:

Exercisable Warrants Outstanding
	Weighted Average Remaining
Number of Warrants	Contractual life (in years)	Weighted Average Exercise Price
10	.45	$96,000.00
12	.81	$72,000.00
26	1.01	$21,600.00
5	1.25	$21,600.00
55	1.30	$5,929.10
124	1.48	$4,464.00
32	1.86	$3,600.00
3	1.86	$3,600.00
270,833	-	$0.60
250,000	-	$0.60
54,167	-	$0.60
41,667	-	$0.60
616,934	1.37	$8.03

NOTE 14: STOCK-BASED COMPENSATION

Stock Options

During the nine months ended September 30, 2025, we granted options for the purchase of our Common stock to certain employees as consideration for services rendered. The terms of the stock option grants are determined by our Board of Directors. Our stock options generally vest upon the one-year anniversary date of the grant and have a maximum term of ten years.

The following summarizes the stock option activity for the nine months ended September 30, 2025:

	Options Outstanding	Weighted- Average Exercise Price
Balance as of December 31, 2024	864,887	$1.25
Grants	-	-
Exercised	-	-
Cancelled	-	-
Balance as of September 30, 2025	864,887	$1.25

The following summarizes certain information about stock options vested and expected to vest as of September 30, 2025:

	Number of Options	Weighted- Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price
Outstanding	864,887	8.64	$6.15
Exercisable	22,509	7.67	$32.89
Expected to vest	842,378	8.64	$1.54

As of September 30, 2025 and December 31, 2024, there was $261,037 and $644,886, respectively, of total compensation costs related to non-vested stock-based compensation arrangements which we expect to recognized within the next 12 months.

Restricted Stock Awards

The following summarizes the restricted stock activity for the nine months ended September 30, 2025:

	Shares	Weighted- Average Fair Value
Balance as of December 31, 2024	5,288	$314,361
Shares of restricted stock granted	-	-
Exercised	-	-
Cancelled	-	-
Balance as of September 30, 2025	5,288	$314,361

Number of Restricted Stock Awards	September 30, 2025	December 31, 2024
Vested	413,862	413,862
Non-vested	-	-

NOTE 15: INTEREST EXPENSE

For the nine months ended September 30, 2025 and 2024, the Company recorded interest expense as follows:

	Nine months	Nine months
	September 30, 2025	September 30, 2024
Interest expense - convertible notes	$322,006	$477,408
Interest expense - notes payable	194,533	419,270
Other	10,377	153,084
Amortization of debt discount	154,339	1,237,776
	$681,255	$2,287,538

NOTE 16: RELATED PARTY TRANSACTIONS

Jason Remillard is our president and Chief Executive Officer and the sole director. Through his ownership of Series A Preferred Shares, Mr. Remillard has voting control over all matters to be submitted to a vote of our shareholders.

During the nine months ended September 30, 2025, the Company borrowed $-0- from our CEO, our CEO paid operating expenses of $80,304 on behalf of the Company and the Company repaid $113,055 to our CEO.

As of September 30, 2025 and December 31, 2024, we had due to related party transactions in the amounts of $73,142 and $144,303, respectively.

NOTE 17: SUBSEQUENT EVENTS

The Company does not have any events subsequent to September 30, 2025, through November 14, 2025, the date the financial statements were issued for disclosure consideration, except for the following:

●	On October 2, 2025, we issued 24,828,000 shares of Common Stock to Auctus Fund, LLC pursuant to a cashless warrant agreement with Auctus Fund, LLC.
●	On October 14, 2025, we issued 26,067,200 shares of Common Stock to Auctus Fund, LLC pursuant to a cashless warrant agreement with Auctus Fund, LLC.
●	On October 30, 2025, the Company issued convertible note a total of $92,400, which the term of notes is 9 months. Note is convertible at the option of the holder at any time and conversion price are Conversion price is 61% multiplied by the Market Price the lowest Trading Price for the Common Stock during the fifteen (15) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.
●	On November 3, 2025, we issued 29,500,000 shares of Common Stock to Auctus Fund, LLC pursuant to a cashless warrant agreement with Auctus Fund, LLC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition for the nine months ended September 30, 2025 and for the year ended December 31, 2024 should be read in conjunction with our consolidated financial statements, and the notes to those financial statements that are included elsewhere in this quarterly report on Form 10-Q for the quarter ended September 30, 2025 (the “Quarterly Report”).

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

Results of Operations for the Three and Nine months Ended September 30, 2025 Compared to the Three and Nine months Ended September 30, 2024

Our operations for the three months ended September 30, 2025 and 2024 are outlined below:

	Three Months Ended
	September 30
	2025	2024	$ Change	% Change
Revenue	$899,132	$1,146,937	$(247,805)	(22)%
Cost of revenue	353,398	372,651	(19,253)	(5)%
Gross Profit	545,734	774,286	(228,552)	(30)%
Gross Profit Percentage	61%	68%

Operating expense	1,107,592	1,588,932	(481,340)	(30)%
Other income (expense)	(40,576)	(467,353)	426,777	(91)%
Net loss	$(602,434)	$(1,281,999)	$679,565	(53)%

Revenue

The decrease in revenue is due to lack of “catch up” invoicing which occurred in prior periods from Cyren Engine cyber security products and multi-year renewals of our legacy data security products. We continue to see organic growth in increased consumption of our services that contain storage or volume components, matching our expectations and as is reflected in our continuing Annual Recurring Revenue (“ARR’) growth.

Cost of Revenue

Cost of revenue consists of direct expenses, such as labor, shipping, and supplies. The decrease in cost of revenue is a result of our significant efforts to reduce/minimize the operating footprint of the Cyren Assets and our significant cost saving efforts.

Operating Expenses

For the three months ended September 30, 2025 and 2024 our operating expenses were as follows:

	Three Months Ended
	September 30,
	2025	2024	$ Change	% Change

General and administrative	$1,058,938	$1,560,087	$(501,149)	(32)%
Sales and marketing	48,654	28,845	19,809	69%
Total operating expenses	$1,107,592	$1,588,932	$(481,340)	(30)%

General and Administrative Expenses

The general and administrative expenses primarily consisted of management costs, costs to integrate assets we acquired and to expand sales, product enhancements, audit and review fees, filing fees, professional fees, and other expenses related to SEC reporting, in connection with the projected growth of our business. Additionally, we continue to incur specific one-time costs in relation to our planned national exchange-based uplisting, additional financing activities and related functions. The decrease in general and administrative expense was primarily due to our significant cost-saving efforts.

Sales and Marketing Expenses

The sales and marketing expenses primarily consisted of additional focus on cross-sell, upsell and growth in existing contracts from customers. As our retention activities of the assets of Cyren customer base has largely transitioned to increased consumption and quality of service delivery efforts. The increase in sales and marketing expense is primarily due to changes in staffing related to the sales and marketing function.

Other income (expense)

Other income (expenses) for the three months ended September 30, 2025 consisted primarily of interest expense. Other expenses for the three months ended September 30, 2024 consisted of interest expense.

Net Loss

Net loss decreased 57% from $1,281,999 for the three months ended September 30, 2024 to $602,434 for the three months ended September 30, 2025. The net loss was mainly derived from an operating loss of $561,858, and interest expense of $58,841. The net loss for the three months ended September 30, 2024 was mainly derived from an operating loss of $814,646, and interest expense of $466,200. The decrease in Net Loss was primarily due to the decrease in cost of revenue as we focused on reducing our spend on data center cost related to the Cyren asset acquisition and a decrease in interest expense.

Our operations for the nine months ended September 30, 2025 and 2024 are outlined below:

	Nine months Ended September 30,		Change
	2025	2024	$	%
Revenue	$3,497,748	$3,807,080	$(309,332)	(8)%
Cost of revenue	955,878	1,792,680	(836,802)	(47)%
Gross Profit	2,541,870	2,014,400	527,470	26%
Gross Profit Percentage	73%	53%

Operating expense	3,474,610	4,143,144	(668,534)	(16)%
Other income (expense)	(664,329)	(2,293,211)	1,628,882	(71)%
Net loss	$(1,597,069)	$(4,421,955)	$2,824,886	(64)%

Revenue

Revenues decreased slightly by 8% from $3,807,080 for the nine months ended September 30, 2024 to $3,497,748 for the nine months ended September 30, 2025. We continue to see organic growth in increased consumption of our services that contain storage or volume components, matching our expectations and as is reflected in our continuing Annual Recurring Revenue (“ARR”) growth. We are offering and closing deals based on professional services consulting to further enable our technological capabilities within our existing customer base.

Cost of Revenue

Cost of revenue consists of direct expenses, such as labor, shipping, and supplies. The decrease in cost of revenue is a result of our significant efforts to reduce/minimize the operating footprint of the Cyren Assets and our significant cost saving efforts.

Operating Expenses

For the nine months ended September 30, 2025 and 2024 our operating expenses were as follows:

	Nine months Ended
	September 30,		Change
	2025	2024	$	%

General and administrative	$3,353,718	$3,737,888	$(384,170)	(10)%
Sales and marketing	120,892	405,256	(284,364)	(70)%
Total operating expenses	$3,474,610	$4,143,144	$(668,534)	(16)%

General and Administrative Expenses

The general and administrative expenses primarily consisted of management costs, costs to integrate assets we acquired and to expand sales, product enhancements, audit and review fees, filing fees, professional fees, and other expenses related to SEC reporting, including the re-classification of sales-related management expenses, in connection with the projected growth of our business. Additionally, we continue to incur specific costs in relation to our planned uplist to the Nasdaq Capital Markets, additional financing activities and related functions. The decrease in general and administrative expense was primarily due to our significant cost-saving efforts.

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

Other income (expense)

Other income (expenses) for the nine months ended September 30, 2025 consisted primarily of interest expense. Other expenses for the nine months ended September 30, 2024 consisted of interest expense.

Net Loss

Net loss decreased 64% from $4,421,955 for the nine months ended September 30, 2025 to $1,597,069 for the nine months ended September 30, 2025. The net loss was mainly derived from an operating loss of $932,740, and interest expense of $681,255. The net loss for the nine months ended September 30, 2024 was mainly derived from an operating loss of $2,128,744, and interest expense of $2,287,538.

Accumulated Losses

We had a net operating loss carryfowards of approximately $6 million from prior operations in 2017, before our current President and Chief Executive Officer acquired a controlling interest in the company. Subsequent to this and through September 30, 2025, we have relied on convertible notes and other debt instruments that may contain unfavorable discounts, origination fees, and have embedded conversion features that are subject to derivative treatment for accounting purposes. Due primarily to this treatment of convertible notes, debt and related derivative accounting, since 2017, we have accumulated deficits of approximately $14.1 million due to derivative valuations and $17 million expensed for interest and amortization of debt discounts for financing and other origination fees.

Liquidity and Capital Resources

Working Capital

The following table provides selected financial data about our company as of September 30, 2025 and December 31, 2024, respectively.

	September 30,	December 31,
	2025	2024	Change	%
Current assets	$134,831	$199,984	$(65,153)	(33)%
Current liabilities	$16,918,019	$16,981,610	$(63,591)	1%
Working capital deficiency	$(16,783,188)	$(16,781,626)	$(1,562)	(1)%

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of September 30, 2025, we had cash balance of $49,086 and our principal sources of liquidity were trade accounts receivable of $85,745, as compared to cash of $168,208 and trade accounts receivable of $31,776 as of December 31, 2024.

During the last two years, and through the date of this Report, we have faced an increasingly challenging liquidity situation that has limited our ability to execute our operating plan. We will need to obtain capital to continue operations. There is no assurance that we will be able to secure such funding on acceptable terms. During the three months ended September 30, 2025, we reported a loss from operations of $508,258.

As of September 30, 2025, we had assets of cash in the amount of $49,086 and other current assets in the amount of $85,745. As of September 30, 2025, we had current liabilities of $16,918,019. Our accumulated deficit as of September 30, 2025 was $63,287,487.

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

Cash Flow

	Nine months Ended
	September 30,
	2025	2024	Change
Cash (used in) provided by operating activities	$109,149	$814,503	$(732,354)
Cash used in investing activities	$-	$-	$-
Cash used in financing activities	$(228,271)	$(899,073)	$670,802
Cash on hand	$49,086	$-	$49,086

Operating Activities

During the nine months ended September 30, 2025, we provided $109,149 from operating activities, compared to $814,503 provided by during the nine months ended September 30, 2024.

Investing Activities

During the nine months ended September 30, 2025, we used $-0- funds in investing activities. During the nine months ended September 30, 2024, we used funds in investing activities of $-0- to acquire property and equipment.

Financing Activities

During the nine months ended September 30, 2025, we raised $173,834 from issuance of convertible debt; proceeds from related party of $41,894 and repaid $113,055 to related party; repayment of convertible note payable of $50,000, and repayment of $280,944 on notes payable. For September 30, 2025 we had net cash outflows for financing activities of $228,271. By comparison, during the nine months ended September 30, 2024, we raised $249,403 from issuance of convertible debt; proceeds from related party of $215,165; repayment of convertible note payable of $310,987 repayment of $750,753 on notes payable; and repayment to related party of $302,939. For September 30, 2024 we had net cash outflows for financing activities of $899,073.

We are dependent upon the receipt of capital investment or other financing to fund our ongoing operations and to execute our business plan. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our plan of operations.

Off-Balance Sheet Arrangements

As of September 30, 2025, we did not have any off-balance sheet arrangements.

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

Based on our evaluation under the criteria set forth in 2013 Internal Control — Integrated Framework, our management concluded that, as of September 30, 2025 our internal control over financial reporting was not effective because of the identification of material weaknesses described as follows:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the nine months ended September 30, 2025, we issued shares of our common stock as follows, pursuant to exemption from registration pursuant to Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder:

●	On April 1, 2025, we issued 4,850,000 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $1,261 of accrued interest.
●	On April 9, 2025, we issued 5,789,877 shares of Common Stock to One44 Capital LLC pursuant to an agreement with One44 Capital LLC, in exchange for $1,100 in note payable principal and $313 of accrued interest.
●	On April 9, 2025, we issued 5,830,988 shares of Common Stock to Fast Capital LLC pursuant to an agreement with Fast Capital LLC, in exchange for $1,399 in note payable principal.
●	On April 11, 2025, we issued 5,830,988 shares of Common Stock to Fast Capital LLC pursuant to an agreement with Fast Capital LLC, in exchange for $1,399 in note payable principal.
●	On April 16, 2025, we issued 5,830,988 shares of Common Stock to Fast Capital LLC pursuant to an agreement with Fast Capital LLC, in exchange for $1,399 in note payable principal.
●	On April 22, 2025, we issued 6,730,769 shares of Common Stock to Jefferson Street Capital LLC pursuant to an agreement with Jefferson Street Capital LLC, in exchange for $1,000 in note payable principal.
●	On April 22, 2025, we issued 5,830,988 shares of Common Stock to Fast Capital LLC pursuant to an agreement with Fast Capital LLC, in exchange for $1,399 in note payable principal.
●	On April 28, 2025, we issued 5,830,988 shares of Common Stock to Fast Capital LLC pursuant to an agreement with Fast Capital LLC, in exchange for $1,399 in note payable principal.
●	On May 5, 2025, we issued 5,830,988 shares of Common Stock to Fast Capital LLC pursuant to an agreement with Fast Capital LLC, in exchange for $749 in note payable principal.
●	On May 9, 2025, we issued 7,910,600 shares of Common Stock to Fast Capital LLC pursuant to an agreement with Fast Capital LLC, in exchange for $1,373 in note payable principal.
●	On May 13, 2025, we issued 8,461,538 shares of Common Stock to Jefferson Street Capital LLC pursuant to an agreement with Jefferson Street Capital LLC, in exchange for $1,450 in note payable principal.
●	On May 28, 2025, we issued 9,018,536 shares of Common Stock to Fast Capital LLC pursuant to an agreement with Fast Capital LLC, in exchange for $1,705 in note payable principal.
●	On June 6, 2025, we issued 8,846,153 shares of Common Stock to Jefferson Street Capital LLC pursuant to an agreement with Jefferson Street Capital LLC, in exchange for $1,550 in note payable principal.
●	On June 24, 2025, we issued 19,833,333 shares of Common Stock to Quick Capital LLC pursuant to an agreement with Quick Capital LLC, in exchange for $4,672 in note payable principal and $1,268 of accrued interest.
●	On June 25, 2025, we issued 9,326,923 shares of Common Stock to Jefferson Street Capital LLC pursuant to an agreement with Jefferson Street Capital LLC, in exchange for $1,675 in note payable principal.
●	On July 1, 2025, we issued 18,000,000 shares of Common Stock to Quick Capital LLC pursuant to an agreement with Quick Capital LLC, in exchange for $5,199 in note payable principal and $81 of accrued interest.
●	On July 3, 2025, we issued 10,899,600 shares of Common Stock to Auctus Fund, LLC pursuant to an cashless warrant agreement with Auctus Fund, LLC.
●	On July 11, 2025, we issued 12,500,000 shares of Common Stock to Jefferson Street Capital LLC pursuant to an agreement with Jefferson Street Capital LLC, in exchange for $2,500 in note payable principal.
●	On July 24, 2025, we issued 14,069,900 shares of Common Stock to Auctus Fund, LLC pursuant to an cashless warrant agreement with Auctus Fund, LLC.
●	On July 30, 2025, we issued 12,500,000 shares of Common Stock to Jefferson Street Capital LLC pursuant to an agreement with Jefferson Street Capital LLC, in exchange for $2,500 in note payable principal.
●	On August 7, 2025, we issued 15,395,000 shares of Common Stock to Auctus Fund, LLC pursuant to an cashless warrant agreement with Auctus Fund, LLC.
●	On August 20, 2025, we issued 32,360,481 shares of Common Stock to Root Ventures LLC pursuant to an agreement with Root Ventures LLC, in exchange for $8,283 in note payable principal.
●	On August 22, 2025, we issued 18,585,000 shares of Common Stock to Auctus Fund, LLC pursuant to an cashless warrant agreement with Auctus Fund, LLC.
●	On September 2, 2025, we issued 19,512,000 shares of Common Stock to Auctus Fund, LLC pursuant to an cashless warrant agreement with Auctus Fund, LLC.
●	On September 8, 2025, we issued 20,400,000 shares of Common Stock to Auctus Fund, LLC pursuant to an cashless warrant agreement with Auctus Fund, LLC.
●	On September 17, 2025, we issued 21,500,000 shares of Common Stock to 1800 Diagonal Lending, LLC pursuant to an agreement with 1800 Diagonal Lending, LLC, in exchange for $3,870 in note payable principal.
●	On September 19, 2025, we issued 21,500,000 shares of Common Stock to 1800 Diagonal Lending, LLC pursuant to an agreement with 1800 Diagonal Lending, LLC, in exchange for $3,870 in note payable principal.
●	On September 22, 2025, we issued 23,611,111 shares of Common Stock to 1800 Diagonal Lending, LLC pursuant to an agreement with 1800 Diagonal Lending, LLC, in exchange for $4,250 in note payable principal.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
4.1	Convertible Promissory Note issued by the Company in favor of 1800 Diagonal Lending LLC on October 30, 2025.

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, our Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2025	DATA443 RISK MITIGATION, INC.

	By:	/s/ Jason Remillard
	Name:	JASON REMILLARD
	Title:	Chief Executive Officer, (Principal Executive Officer)

