Form 10-K
period 2025-12-31
Data443 Risk Mitigation, Inc.
filed 2026-04-16
CIK 1068689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 000-30542

DATA443 RISK MITIGATION, INC.

(Exact name of registrant as specified in its charter)

Nevada	86-0914051
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 Park Offices Drive, Suite 300-4133

Durham, North Carolina 27713

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

The number of shares of registrant’s common stock outstanding as of April 15, 2026 was 1,313,420,344.

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

DECEMBER 31, 2025

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

Our Products

Each of our major product lines provides features and functionality that we believe enable our customers to optimally secure their data. Our products are modular, giving our customers the flexibility to select what they require for their business needs and to expand their usage by simply adding a license. We currently offer the following products and services:

●	Cyren® Threat Intelligence Service (TIS), a well-established offering in emerging and active threats occurring around the world. With large, velocity-based data sets, TIS provides unique data products for some of the world’s leading security, response, software and service providers. Capabilities delivered within the Threat Intelligence suite include:

○	Email Security Engine, protects against phishing, malware, and inbound and outbound spam. Our industry-leading detection provides real-time blocking of email threats and abuse in any language or format with virtually no false positives.

○	Threat InDepth, receives early threat information with real-time technical threat intelligence feeds of emerging malware and phishing threats.

○	Web Security Engine, an AI-driven tool that makes decisions aided by advanced heuristics and 24×7 analysts; covers 82 threat categories, including web threats such as phishing, fraud. Malware integration options include an SDK, cloud API, daemon, and container.

○	Malware Detection, a feature with approximately 100 mini engines that scan unique objects within a file, unpack files and defeat obfuscation used by malware authors. This tool spots threats with heuristic analysis, advanced emulation, and intelligent signatures.

○	Hybrid Analyzer, a feature that combines static malware analysis and advanced emulation technology that quickly uncovers behaviors without executing files. File properties and behaviors are scored to indicate likelihood of maliciousness. Equally effective in connected and air-gapped environments.

●	Data443® Ransomware Recovery Manager (also known as SmartShield™), a unique offering designed to recover a workstation immediately upon infection to the last known business-operable state, without requiring any end user or IT administrator intervention.

●	Data443® Data Identification Manager (also known as ClassiDocs® and FileFacets®), our data classification and governance technology, which supports the California Consumer Privacy Act (“CCPA”), the General Personal Data Protection Law (“LGPD”) (Brazil) and the General Data Protection Regulation (“GDPR”) (Europe) compliance in a Software-as-a-Service (SaaS) platform that performs sophisticated data discovery and content searching of structured and unstructured data within corporate networks, servers, content management systems, email, desktops, and laptops.

●	Data443® Data Archive Manager (also known as ArcMail®), a simple, secure, and cost-effective enterprise data retention management and archiving.

●	Data443® Sensitive Content Manager (also known as ARALOC®), a secure, cloud-based platform for managing, protecting and distributing digital content to desktop and mobile devices, which protects an organization’s confidential content and intellectual property assets from accidental leakage or intentional misappropriation - without impeding all other authorized users of the content and stakeholders from collaborating.

●	TacitRed Product Line - TacitRed™, a high-volume data acquisition and intelligence platform, provides comprehensive ingestion, normalization, and enrichment of network telemetry and external data sources for security and compliance applications. Utilizing scalable data pipelines and advanced correlation techniques, TacitRed transforms raw data—such as NetFlow and related telemetry—into actionable intelligence that can be seamlessly integrated with security information and event management (SIEM) and extended detection and response (XDR) systems. Designed for cost efficiency and operational scalability, TacitRed enables organizations to enhance visibility, improve threat detection, and support data-driven decision-making across complex environments, while maintaining flexibility in data sourcing, processing, and delivery.

●	Vaikora Product Line - Vaikora™, a next-generation platform for AI runtime governance and trust enforcement, is designed to monitor, score, and control interactions between autonomous systems, applications, and data sources in real time. Leveraging advanced policy frameworks and decentralized integration capabilities, Vaikora enables organizations to manage AI-driven processes with precision, ensuring that decisions, data exchanges, and system actions adhere to defined security, compliance, and operational standards. The platform supports flexible deployment models, including open-source components and enterprise-grade extensions, allowing customers to integrate Vaikora into existing infrastructures while scaling usage based on evolving business and technical requirements.

●	Data443® Data Placement Manager (also known as DATAEXPRESS®), a data transport, transformation, and delivery product trusted by leading financial organizations worldwide.

●	Data443® Access Control Manager (also known as “Resilient Access”), enables fine-grained access controls across a wide variety of platforms at scale for internal client systems and commercial public cloud platforms like Salesforce®, Box.Net, Google® G Suite, Microsoft® OneDrive, and others.

●	Data443® Blockchain Protection Manager (also known as ClassiDocs® for Blockchain), provides an active implementation for the Ripple XRP that protects blockchain transactions from inadvertent disclosure and data leaks.

●	Data443® Global Privacy Manager, the privacy compliance and consumer loss mitigation platform which is integrated with Data443® Data Identification Manager to do the delivery portions of GDPR and CCPA as well as process privacy-related requests under such laws, and therefore enables customers to manage the full range of privacy-law driven requirements, such as responding to permitted consumer demands for access or removal, as well as to remediate issues and monitor and report on status and compliance.

●	Data443® IntellyWP, products for enhancing the user experience for the world’s largest content management platform, WordPress.

●	Data443® Chat History Scanner, which scans chat messages for compliance, security, personally identifiable information (PII), personal information (PI), payment card industry (PCI) information as well as any custom keywords selected by the customer, and which can be used with third party platforms such as the Zoom Video Communications, Inc. video conferencing platform.

●	Data443® - GDPR Framework, CCPA Framework, and LGPD Framework WordPress® Plugins, which help organizations of all sizes comply with privacy rules and regulations from Europe, California, and Brazil, and are currently used by over 30,000 active site owners. We offer the plugins with a “freemium” business model, i.e., basic features at no cost and additional or more advanced features at a premium.

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

Our Customers

Our current customer base is comprised primarily of two segments – commercial enterprises and open-source consumers. Our commercial enterprise customers are generally focused within the U.S., range from 500 employees to over 150,000 employees, and use our data security products. We have over 10,000 commercial enterprise customers. We have approximately 20 customers in the financial technology industry that contract with us directly for products with subscriptions with terms of more than three years. We have more than 2,500 customers comprising mid-market-sized organizations that also contract with us directly for products with subscriptions with terms of one to three years. Our open-source consumers are more widely distributed geographically, include organizations of all sizes in terms of both number of employees and revenues, and typically use our online GDPR/CCPA/GLPD Privacy plugins, our Privacy Badge solution, or our user experience enhancement products. We have over 100,000 open-source consumers with active installations of our plugins, and we have 9,000 open-source consumers that pay a premium for additional or advanced features. We expect that some of our open-source consumers will become commercial customers over time. We provide anti-phishing, anti-spam and web security categorization services for hundreds of millions of end users via our OEM and partner ecosystem. On a monthly basis, we process over 3 billion transactions for security classification, categorization and guidance for some of the world’s leading IT and cyber security providers.

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

Number	Title	Application Date	Grant Date	Expire Date
US 8,347,313	Method and apparatus for automating organization of processes	2009-09-2022	2013-01-01	2025-09-11
US 8,752,069B1	Virtual process collaboration	2012-12-17	2014-06-10	2024-05-21
US 9,390,275B1	System and method for controlling hard drive data change	2015-01-27	2016-07-12	2035-01-27
2021-0011807A1	Methods and systems for recognizing unintended file system changes	2020-07-08	Pending
2021-0012002A1	Methods and systems for recognizing unintended file system changes	2020-07-08	2023-10-10	2041-04-27
US 10,482,243	Multi-threat analyzer array system and method of use	Feb 27, 2017	Nov 19, 2019	2039
US 16,522,145	Phishing detection system and method of use	2019-07-25	2022-10-25	2040-08-30
US 11,524,535	Device, method and system for detecting unwanted conversational media session	2006-09-21	2010-12-07	2029-10-07
US 12,938,191	Device, method and system for detecting unwanted conversational media session	2010-11-02	2012-05-29	2026-09-21
US 12,938,256	Device, method and system for detecting unwanted conversational media session	2010-11-02	2012-05-29	2026-09-21
US 12,938,225	Device, method and system for detecting unwanted conversational media session	2010-11-02	2012-06-05	2026-09-21
EP 19,187,516	PHISHING DETECTION SYSTEM AND METHOD OF USE	2019-07-25	2022-10-25	2040-08-30
US 17,474,121	Phishing detection system and method of use	2021-09-14	Pending
IL 268,279	PHISHING DETECTION SYSTEM AND METHOD OF USE	2019-07-25	2023-11-20
US 8,347,313B2	Method and apparatus for automating organization of processes	2009-09-22	2013-01-01	2025-09-11
US 8,752,069	Virtual process collaboration	2012-12-17	2014-06-10	2024-05-21
US 8,347,313	Method and apparatus for automating organization of processes	2009-09-22	2013-01-01	2025-09-11
US 20,100,169,888A1	Virtual process collaboration	2009-09-22	2010-07-01	2025-09-11
US 6,330,590B1	Preventing delivery of unwanted bulk e-mail	1999-01-05	2001-12-11	2019-01-05
US 11,524,535	Device, method and system for detecting unwanted conversational media session	2006-09-21	2010-12-07	2029-10-07
US 12,938,191	Device, method and system for detecting unwanted conversational media session	2010-11-02	2011-08-02	2026-09-21
US 8,347,313B2	Method and apparatus for automating organization of processes	2009-09-22	2013-01-01	2025-09-11
US 8,752,069	Virtual process collaboration	2012-12-17	2014-06-10	2024-05-21
US 8,347,313	Method and apparatus for automating organization of processes	2009-09-22	2013-01-01	2025-09-11
US 20,100,169,888	Virtual process collaboration	2009-09-22	2010-07-01	2025-09-11
EP19,187,516.0	PHISHING DETECTION SYSTEM AND METHOD	2019-07-22	Being transferred
Application No. 18/430,490	SYSTEMS AND METHODS FOR ANALYZING CYBER RISK OF CONNECTED ENTITIES
Application No. 18/781,708	co-patent of high-speed filtering (royalty-free, perpetual rights)

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

Trademarks

Our trademark portfolio is designed to protect the brands of our products and services and any future products and services. As of January 1, 2025, we own and presently intend to maintain 10 United States trademark registrations for word marks and logos including for “DATA443”, and “ALL THINGS DATA SECURITY”, “CLASSIDOCS”, “DATAEXPRESS”, “ARALOC”, “FILEFACETS”, “ENTERPRISE ID”, “ARCMAIL” , “DATAHOUND”, “CYREN” and “TacitRed” in the USA and Europe.

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

Employees

As of April 15,2026, we had 13 full-time employees, 2 part-time employee, and 5 independent contractors. We have not experienced any work stoppages, and we consider our relations with our employees to be good. We believe that we will be successful in attracting experienced and capable personnel. Our employees are not represented by any labor union.

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

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the SEC. Any materials that we file with the SEC are available free of charge on the website maintained by the SEC. The Internet address of the SEC’s website is http://www.sec.gov. We also make our reports and other information available, free of charge, on our website at www.data443.com. Our corporate offices are located at 600 Park Offices Drive, Suite 300-4133, Durham, North Carolina 27713. Our telephone number is 919-858-6542.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. Our management has identified a material weakness in our internal control over financial reporting related to lack of segregation of duties resulting from our limited personnel and has concluded that, due to such weakness, our disclosure controls and procedures were not effective as of December 31, 2025. We do not have a sufficient number of employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees, and we do not expect to be able to remediate this weakness until after the offering. If not remediated, or if we identify further weaknesses in our internal controls, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our common stock.

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

We have had a history of operating losses since our inception and, as of December 31, 2025, we had an accumulated deficit of $64,311,761. We may incur operating losses in the future, and these losses could be substantial and impact our ability to attain profitability. If we cannot increase revenue growth, we will not achieve or sustain profitability or positive operating cash flows. Even if we achieve profitability and positive operating cash flows, we may not be able to sustain or increase profitability or positive operating cash flows on a quarterly or annual basis.

There is substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm has included an explanatory paragraph in their report in our audited financial statements for the fiscal year ended December 31, 2025 to the effect that our losses from operations and our negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern within one year after the date that the financial statements are issued. We may be required to cease operations which could result in our stockholders losing all or almost all of their investment. As of December 31, 2025, we had cash balance of $197,364 and our principal sources of liquidity were trade accounts receivable of $91,686 and other current assets of $1,150,000, as compared to cash of $168,208, trade accounts receivable of $31,776 and prepaid and other current assets of $-0- as of December 31, 2024.

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

We currently have common stock and preferred stock outstanding. Our preferred stockholders have special rights that holders of our common stock do not have. Currently, we have two types of preferred stock: Series A Preferred Stock and Series B Preferred Stock. Examples of special rights that holders of our Series A Preferred Stock have are (i) the ability to vote on all matters submitted to holders of common stock with 15,000 votes for each share of Series A Preferred Stock and (ii) the ability to convert one share of Series A Preferred Stock into 1,000 shares of common stock. Each share of Series B Preferred Stock (i) has a stated value of $10.00 per share; (ii) is convertible into common stock at a price per share equal to 61% of the lowest price of our common stock during the 20 day of trading preceding the date of the conversion; (iii) earns dividends at the rate of 9% per annum; and (iv) has no voting rights. Our Series A Preferred Stock and Series B Preferred Stock each rank senior to holders of our common stock as to dividend rights and liquidation preference. We currently have 443,429,935 shares of Series A Preferred Stock outstanding, all of which are held by our Chief Executive Officer and no shares of Series B Preferred Stock outstanding.

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

Our Chief Executive Officer, Jason Remillard, holds 443,429,935 shares of our Series A Preferred Stock. Each share of Series A Preferred Stock is entitled to 15,000 votes on all matters submitted for a vote to common stockholders and is convertible into 1,000 shares of common stock (subject to a 9.99% ownership limitation, such that a holder of Series A Preferred Stock may not convert such stock into common stock to the extent that the holder would beneficially own more than 9.99% of our common stock outstanding immediately after giving effect to the issuance of Common Stock upon conversion of the Series A Preferred Stock). As such, Mr. Remillard can control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, Mr. Remillard controls the election of directors and approval of any merger, consolidation, or sale of all or substantially all of our assets.

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

As a public reporting company, we incur significant legal, accounting, and other expenses that private companies do not incur. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC have imposed various requirements on public companies, including establishing and maintaining effective disclosure, financial controls, and corporate governance practices. Complying with these laws and regulations will require the time and attention of our Board of Directors and management and will increase our expenses. We estimate that we will incur approximately $350,000 to $600,000 in 2026 to comply with public company compliance requirements, with many of those costs recurring annually thereafter.

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

Our articles of incorporation authorize the issuance of 4,443,443,443 shares of common stock, of which 1,313,420,344 shares were issued and outstanding as of April 15, 2026. The future issuance of shares of our common stock may result in substantial dilution in the percentage of our common stock held by our then-existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors and might have an adverse effect on any trading market for our common stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We believe cybersecurity risk management is an important part of its overall risk management efforts. The Company has a policy of transparency regarding our data collection, use, retention and sharing practices, and it is our commitment to implement appropriate technical security measures to protect all Company stakeholders and manage third party risk.

Our operations may, in some cases, involve the storage, transmission and other processing of customer and research data or sales information. Cyberattacks and other malicious internet-based activity continue to increase, and cloud-based platform providers of services are expected to continue to be targeted. Threats include traditional computer “hackers,” malicious code (such as viruses and worms), phishing attacks, employee theft or misuse and denial-of-service attacks, and use of artificial intelligence. We have not experienced cyberattacks in the past, and there can be no guarantee that in the future such cyberattacks will not be material. We maintain an information security program that is comprised of policies and controls designed to mitigate cybersecurity risk. However, at any given time, we face known and unknown cybersecurity risks and threats that are not fully mitigated, and we continuously work to enhance our information security program and risk management efforts. In addition, cybersecurity incidents could have material adverse effects on our business strategy, financial condition, and results of operations (e.g., a significant breach could result in direct financial losses due to fraud, system downtime impacting revenue generation, increased compliance costs or contractual liabilities with third-party vendors and customers).

Depending on the environment and system, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats, including, for example, periodic cybersecurity testing and cybersecurity awareness training for employees.

The Company is actively engaged in identifying and managing cybersecurity risks. Protecting company data, non-public customer and employee data, and the systems that collect, process, and maintain this information is deemed critical.

We use third-party service providers to perform a variety of functions throughout our business, including manufacturing our product candidates and assisting with R&D activities. Depending on the nature of the services provided, the sensitivity of the systems and data at issue, and the identity of the provider, our vendor contracting processes may include imposing certain contractual provisions related to privacy and cybersecurity.

In addition, the Board will oversee any cybersecurity risk management framework and a dedicated committee of the Board or an officer appointed by the Board will review and approve any cybersecurity policies, strategies and risk management practices. The Board (or designated committee or officer) will receive periodic updates on cybersecurity risks, including emerging threats, mitigation efforts and incident response activities. The updates will be provided at least annually, or more frequently as needed, to ensure cybersecurity risks are appropriately managed and integrated into our broader risk oversight strategy.

Cybersecurity Risk

In 2023, the SEC adopted new rules to enhance and standardize disclosures regarding cybersecurity risk management, strategy, governance, and incidents by public companies that are subject to the reporting requirements of the Exchange Act. These require current disclosure about material cybersecurity incidents, as well as requiring periodic disclosures about a public company’s processes to assess, identify, and manage material cybersecurity risks, management’s role in assessing and managing material cybersecurity risks, and the board of directors’ oversight of cybersecurity risks. If we fail to comply with these rules, we could be subject to various regulatory sanctions, including financial penalties.

State regulators have been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many states have also recently implemented or modified their data breach notification, information security and data privacy requirements. We expect this trend of state-level activity in those areas to continue and are continually monitoring developments where our customers are located.

Risks and exposures related to cybersecurity attacks, including litigation and enforcement risks, are expected to be elevated for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking, and other technology-based products and services by us.

Governance

The Board, in coordination with the Audit Committee, oversees the Company’s processes for assessing and managing risk. The Board and Audit Committee may review the measures implemented by the Company to identify and mitigate data protection and cybersecurity risks. The Company’s Audit Committee is also responsible for overseeing cybersecurity risk and are informed in a timely manner of any incidents considered potentially serious, together with details on the prevention, detection, mitigation and remediation of such incidents.

Risks from Cybersecurity Threats

As of the date of this Annual Report, we are not aware of any material risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition. However, we cannot provide assurance that we will not experience any such event in the future.

Item 2. Properties.

Our corporate office is located at 600 Park Offices Drive, Suite 300-4133, Durham, NC 27713. In December 2024, Data443 NC, our wholly-owned subsidiary, entered into a seven-month lease for approximately 2,300 square feet of office space which terminated on July 31, 2025. We have transitioned to 100% remote for all personnel. We believe that this arrangement is sufficient for the foreseeable future and will remain until we determine there is a need for a change.

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

Fiscal Year 2025	High Bid	Low Bid
First Quarter	$1.05	$.0004
Second Quarter	$.015	$.0004
Third Quarter	$.001	$.0003
Fourth Quarter	$.0008	$.0002

Fiscal Year 2024	High Bid	Low Bid
First Quarter	$5.50	$2.50
Second Quarter	$5.25	$1.15
Third Quarter	$1.94	$.55
Fourth Quarter	$1.02	$.06

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

Transfer Agent

Our transfer agent is Dominion Stock Transfer Inc., located at 1900 Glades Rd, 4th Floor, Boca Raton, FL 33431, with a telephone number of 718-627-4453.

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

●	On January 3, 2025, we issued 57,237 shares of our Common Stock to GS Capital Partners LLC pursuant to an agreement with GS Capital Partners LLC, in exchange for $950 in note payable principal and $517 of accrued interest.
●	On January 3, 2025, we issued 54,753 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $4,008 of accrued interest.
●	On January 7, 2025, we issued 62,984 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $4,610 of accrued interest.
●	On January 15, 2025, we issued 62,980 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $4,610 of accrued interest.
●	On January 15, 2025, we issued 62,689 shares of Common Stock to GS Capital Partners LLC pursuant to an agreement with GS Capital Partners LLC, in exchange for $910 in note payable principal and $502 of accrued interest.
●	On January 23, 2025, we issued 72,390 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $5,299 of accrued interest.
●	On January 29, 2025, we issued 75,506 shares of Common Stock to GS Capital Partners LLC pursuant to an agreement with GS Capital Partners LLC, in exchange for $860 in note payable principal and $482 of accrued interest.
●	On January 30, 2025, we issued 892,860 shares of Common Stock to Cogility Software as payment for license agreement for Cogynt software.
●	On January 31, 2025, we issued 124,300 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $9,099 of accrued interest.
●	On February 5, 2025, we issued 3,000,000 shares of Common Stock to our CEO in conversion of preferred shares.
●	On February 6, 2025, we issued 280,234 shares of Common Stock to Root Ventures LLC pursuant to an agreement with Root Ventures LLC, in exchange for $6,150 in note payable principal.
●	On February 6, 2025, we issued 192,307 shares of Common Stock to Jefferson Street Capital LLC pursuant to an agreement with Jefferson Street Capital LLC, in exchange for $4,250 in note payable principal.
●	On February 7, 2025, we issued 291,666 shares of Common Stock to Quick Capital LLC pursuant to an agreement with Quick Capital LLC, in exchange for $5,800 in note payable principal.
●	On February 10, 2025, we issued 316,243 shares of Common Stock to GS Capital Partners LLC pursuant to an agreement with GS Capital Partners LLC, in exchange for $4,600 in note payable principal and $2,616 of accrued interest.
●	On February 12, 2025, we issued 312,416 shares of Common Stock to One44 Capital LLC pursuant to an agreement with One44 Capital LLC, in exchange for $6,000 in note payable principal and $1,623 of accrued interest.
●	On February 13, 2025, we issued 318,300 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $23,300 of accrued interest.
●	On February 19, 2025, we issued 364,242 shares of Common Stock to GS Capital Partners LLC pursuant to an agreement with GS Capital Partners LLC, in exchange for $950 in note payable principal and $550 of accrued interest.
●	On February 19, 2025, we issued 356,275 shares of Common Stock to Jefferson Street Capital LLC pursuant to an agreement with Jefferson Street Capital LLC, in exchange for $1,450 in note payable principal.
●	On February 20, 2025, we issued 342,105 shares of Common Stock to Quick Capital LLC pursuant to an agreement with Quick Capital LLC, in exchange for $467 in note payable principal and $283 of accrued interest.
●	On February 20, 2025, we issued 365,600 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $8,921 of accrued interest.
●	On February 21, 2025, we issued 399,267 shares of Common Stock to Quick Capital LLC pursuant to an agreement with Quick Capital LLC, in exchange for $937 in note payable principal and $43 of accrued interest.
●	On February 24, 2025, we issued 438,637 shares of Common Stock to Root Ventures LLC pursuant to an agreement with Root Ventures LLC, in exchange for $1,887 in note payable principal.
●	On February 24, 2025, we issued 358,974 shares of Common Stock to Jefferson Street Capital LLC pursuant to an agreement with Jefferson Street Capital LLC, in exchange for $1,350 in note payable principal.
●	On February 24, 2025, we issued 365,000 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $2,254 of accrued interest.
●	On February 25, 2025, we issued 477,777 shares of Common Stock to Quick Capital LLC pursuant to an agreement with Quick Capital LLC, in exchange for $1,296 in note payable principal and $84 of accrued interest.
●	On February 25, 2025, we issued 365,200 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $2,255 of accrued interest.
●	On February 25, 2025, we issued 533,608 shares of Common Stock to One44 Capital LLC pursuant to an agreement with One44 Capital LLC, in exchange for $2,300 in note payable principal and $630 of accrued interest.
●	On February 26, 2025, the Company issued convertible note a total of $82,500, which the term of notes is 1 year. Note is convertible at the option of the holder at any time and conversion price are Conversion price is 61% multiplied by the Market Price the lowest Trading Price for the Common Stock during the fifteen (15) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.
●	On February 27, 2025, we issued 10,000,000 shares of Common Stock to our CEO in conversion of preferred shares.
●	On February 28, 2025, we issued 1,081,349 shares of Common Stock to Quick Capital LLC pursuant to an agreement with Quick Capital LLC, in exchange for $4,209 in note payable principal and $41 of accrued interest.
●	On February 28, 2025, we issued 1,082,519 shares of Common Stock to Root Ventures LLC pursuant to an agreement with Root Ventures LLC, in exchange for $4,437 in note payable principal.
●	On February 28, 2025, we issued 1,125,703 shares of Common Stock to Jefferson Street Capital LLC pursuant to an agreement with Jefferson Street Capital LLC, in exchange for $5,250 in note payable principal.
●	On February 28, 2025, we issued 1,136,000 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $6,055 of accrued interest.
●	On March 5, 2025, we issued 1,300,653 shares of Common Stock to Quick Capital LLC pursuant to an agreement with Quick Capital LLC, in exchange for $2,688 in note payable principal and $92 of accrued interest.
●	On March 5, 2025, we issued 1,246,000 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $6,641 of accrued interest.

●	On March 5, 2025, we issued 1,229,884 shares of Common Stock to GS Capital Partners LLC pursuant to an agreement with GS Capital Partners LLC, in exchange for $2,100 in note payable principal and $1,226 of accrued interest.
●	On March 6, 2025, we issued 1,246,668 shares of Common Stock to Fast Capital LLC pursuant to an agreement with Fast Capital LLC, in exchange for $3,490 in note payable principal.
●	On March 6, 2025, we issued 1,394,446 shares of Common Stock to One44 Capital LLC pursuant to an agreement with One44 Capital LLC, in exchange for $3,400 in note payable principal and $938 of accrued interest.
●	On March 7, 2025, we issued 1,619,047 shares of Common Stock to Quick Capital LLC pursuant to an agreement with Quick Capital LLC, in exchange for $2,149 in note payable principal and $51 of accrued interest.
●	On March 7, 2025, we issued 1,225,961 shares of Common Stock to Jefferson Street Capital LLC pursuant to an agreement with Jefferson Street Capital LLC, in exchange for $1800 in note payable principal.
●	On March 7, 2025, we issued 1,246,400 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $3,878 of accrued interest.
●	On March 10, 2025, we issued 1,766,581 shares of Common Stock to Fast Capital LLC pursuant to an agreement with Fast Capital LLC, in exchange for $2,119 in note payable principal.
●	On March 10, 2025, we issued 1,766,000 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $5,494 of accrued interest.
●	On March 11, 2025, we issued 2,000,000 shares of Common Stock to Quick Capital LLC pursuant to an agreement with Quick Capital LLC, in exchange for $1,736 in note payable principal and $64 of accrued interest.
●	On March 11, 2025, we issued 1,733,488 shares of Common Stock to GS Capital Partners LLC pursuant to an agreement with GS Capital Partners LLC, in exchange for $1,350 in note payable principal and $794 of accrued interest.
●	On March 11, 2025, we issued 1,766,400 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $2,694 of accrued interest.
●	On March 12, 2025, we issued 2,277,77 shares of Common Stock to Quick Capital LLC pursuant to an agreement with Quick Capital LLC, in exchange for $1,245 in note payable principal and $15 of accrued interest.
●	On March 13, 2025, we issued 1,766,000 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $2,693 of accrued interest.
●	On March 13, 2025, we issued 2,222,22 shares of Common Stock to Jefferson Street Capital LLC pursuant to an agreement with Jefferson Street Capital LLC, in exchange for $1,850 in note payable principal.
●	On March 14, 2025, we issued 1,766,581 shares of Common Stock to Fast Capital LLC pursuant to an agreement with Fast Capital LLC, in exchange for $1,713 in note payable principal.
●	On March 14, 2025, we issued 1,766,400 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $2,694 of accrued interest.
●	On March 18, 2025, we issued 2,767,000 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $3,237 of accrued interest.
●	On March 19, 2025, we issued 2,901,515 shares of Common Stock to Quick Capital LLC pursuant to an agreement with Quick Capital LLC, in exchange for $628 in note payable principal and $87 of accrued interest.
●	On March 19, 2025, we issued 2,767,400 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $3,238 of accrued interest.
●	On March 24, 2025, we issued 3,452,380 shares of Common Stock to Quick Capital LLC pursuant to an agreement with Quick Capital LLC, in exchange for $207 in note payable principal and $43 of accrued interest.
●	On March 24, 2025, we issued 3,600,000 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $4,212 of accrued interest.
●	On March 25, 2025, we issued 3,949,275 shares of Common Stock to Quick Capital LLC pursuant to an agreement with Quick Capital LLC, in exchange for $379 in note payable principal and $56 of accrued interest.
●	On March 25, 2025, we issued 3,406,593 shares of Common Stock to Jefferson Street Capital LLC pursuant to an agreement with Jefferson Street Capital LLC, in exchange for $800 in note payable principal.
●	On March 25, 2025, we issued 3,600,000 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $1,638 of accrued interest.
●	On March 26, 2025, we issued 3,598,000 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $1,637 of accrued interest.
●	On March 27, 2025, we issued 3,600,000 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $1,638 of accrued interest.
●	On March 31, 2025, we issued 4,800,000 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $2,184 of accrued interest.
●	On March 31, 2025, we issued 5,000,000 shares of Common Stock to Jefferson Street Capital LLC pursuant to an agreement with Jefferson Street Capital LLC, in exchange for $550 in note payable principal.
●	On April 1, 2025, we issued 4,850,000 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $1,261 of accrued interest.
●	On April 9, 2025, we issued 5,789,877 shares of Common Stock to One44 Capital LLC pursuant to an agreement with One44 Capital LLC, in exchange for $1,100 in note payable principal and $313 of accrued interest.
●	On April 9, 2025, we issued 5,830,988 shares of Common Stock to Fast Capital LLC pursuant to an agreement with Fast Capital LLC, in exchange for $1,399 in note payable principal.
●	On April 11, 2025, we issued 5,830,988 shares of Common Stock to Fast Capital LLC pursuant to an agreement with Fast Capital LLC, in exchange for $1,399 in note payable principal.
●	On April 16, 2025, we issued 5,830,988 shares of Common Stock to Fast Capital LLC pursuant to an agreement with Fast Capital LLC, in exchange for $1,399 in note payable principal.
●	On April 22, 2025, we issued 6,730,769 shares of Common Stock to Jefferson Street Capital LLC pursuant to an agreement with Jefferson Street Capital LLC, in exchange for $1,000 in note payable principal.
●	On April 22, 2025, we issued 5,830,988 shares of Common Stock to Fast Capital LLC pursuant to an agreement with Fast Capital LLC, in exchange for $1,399 in note payable principal.
●	On April 28, 2025, we issued 5,830,988 shares of Common Stock to Fast Capital LLC pursuant to an agreement with Fast Capital LLC, in exchange for $1,399 in note payable principal.
●	On May 5, 2025, we issued 5,830,988 shares of Common Stock to Fast Capital LLC pursuant to an agreement with Fast Capital LLC, in exchange for $749 in note payable principal.
●	On May 9, 2025, we issued 7,910,600 shares of Common Stock to Fast Capital LLC pursuant to an agreement with Fast Capital LLC, in exchange for $1,373 in note payable principal.
●	On May 13, 2025, we issued 8,461,538 shares of Common Stock to Jefferson Street Capital LLC pursuant to an agreement with Jefferson Street Capital LLC, in exchange for $1,450 in note payable principal.
●	On May 28, 2025, we issued 9,018,536 shares of Common Stock to Fast Capital LLC pursuant to an agreement with Fast Capital LLC, in exchange for $1,705 in note payable principal.
●	On June 6, 2025, we issued 8,846,153 shares of Common Stock to Jefferson Street Capital LLC pursuant to an agreement with Jefferson Street Capital LLC, in exchange for $1,550 in note payable principal.
●	On June 24, 2025, we issued 19,833,333 shares of Common Stock to Quick Capital LLC pursuant to an agreement with Quick Capital LLC, in exchange for $4,672 in note payable principal and $1,268 of accrued interest.
●	On June 25, 2025, we issued 9,326,923 shares of Common Stock to Jefferson Street Capital LLC pursuant to an agreement with Jefferson Street Capital LLC, in exchange for $1,675 in note payable principal.

●	On July 1, 2025, we issued 18,000,000 shares of Common Stock to Quick Capital LLC pursuant to an agreement with Quick Capital LLC, in exchange for $5,199 in note payable principal and $81 of accrued interest.
●	On July 3, 2025, we issued 10,899,600 shares of Common Stock to Auctus Fund, LLC pursuant to an cashless warrant agreement with Auctus Fund, LLC.
●	On July 11, 2025, we issued 12,500,000 shares of Common Stock to Jefferson Street Capital LLC pursuant to an agreement with Jefferson Street Capital LLC, in exchange for $2,500 in note payable principal.
●	On July 24, 2025, we issued 14,069,900 shares of Common Stock to Auctus Fund, LLC pursuant to an cashless warrant agreement with Auctus Fund, LLC.
●	On July 30, 2025, we issued 12,500,000 shares of Common Stock to Jefferson Street Capital LLC pursuant to an agreement with Jefferson Street Capital LLC, in exchange for $2,500 in note payable principal.
●	On August 7, 2025, we issued 15,395,000 shares of Common Stock to Auctus Fund, LLC pursuant to an cashless warrant agreement with Auctus Fund, LLC.
●	On August 20, 2025, we issued 32,360,481 shares of Common Stock to Root Ventures LLC pursuant to an agreement with Root Ventures LLC, in exchange for $8,283 in note payable principal.
●	On August 22, 2025, we issued 18,585,000 shares of Common Stock to Auctus Fund, LLC pursuant to an cashless warrant agreement with Auctus Fund, LLC.
●	On September 2, 2025, we issued 19,512,000 shares of Common Stock to Auctus Fund, LLC pursuant to an cashless warrant agreement with Auctus Fund, LLC.
●	On September 8, 2025, we issued 20,400,000 shares of Common Stock to Auctus Fund, LLC pursuant to an cashless warrant agreement with Auctus Fund, LLC.
●	On September 17, 2025, we issued 21,500,000 shares of Common Stock to 1800 Diagonal Lending, LLC pursuant to an agreement with 1800 Diagonal Lending, LLC, in exchange for $3,870 in note payable principal.
●	On September 19, 2025, we issued 21,500,000 shares of Common Stock to 1800 Diagonal Lending, LLC pursuant to an agreement with 1800 Diagonal Lending, LLC, in exchange for $3,870 in note payable principal.
●	On September 22, 2025, we issued 23,611,111 shares of Common Stock to 1800 Diagonal Lending, LLC pursuant to an agreement with 1800 Diagonal Lending, LLC, in exchange for $4,250 in note payable principal.
●	On October 2, 2025, we issued 24,828,000 shares of Common Stock to Auctus Fund, LLC pursuant to a cashless warrant agreement with Auctus Fund, LLC.
●	On October 14, 2025, we issued 26,067,200 shares of Common Stock to Auctus Fund, LLC pursuant to a cashless warrant agreement with Auctus Fund, LLC.
●	On October 30, 2025, the Company issued convertible note a total of $92,400, which the term of notes is 9 months. Note is convertible at the option of the holder at any time and conversion price are Conversion price is 61% multiplied by the Market Price the lowest Trading Price for the Common Stock during the fifteen (15) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.
●	On November 3, 2025, we issued 29,500,000 shares of Common Stock to Auctus Fund, LLC pursuant to a cashless warrant agreement with Auctus Fund, LLC.
●	On November 18, 2025, we issued 31,434,800 shares of Common Stock to Auctus Fund, LLC pursuant to a cashless warrant agreement with Auctus Fund, LLC.
●	On November 26, 2025, we issued 33,003,400 shares of Common Stock to Auctus Fund, LLC pursuant to a cashless warrant agreement with Auctus Fund, LLC.
●	On December 3, 2025, we issued 34,650,200 shares of Common Stock to Auctus Fund, LLC pursuant to a cashless warrant agreement with Auctus Fund, LLC.

Repurchase of Equity Securities

None.

Information About Our Equity Compensation Plans

The information required under this heading is incorporated herein by reference to the applicable information set forth in Item 12 of this Annual Report on Form 10-K.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition for the years ended December 31, 2025 and 2024 should be read in conjunction with our consolidated financial statements, and the notes to those financial statements that are included elsewhere in this Annual Report.

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

Our Products

Each of our major product lines provides features and functionality which we believe enable our customers to optimally secure their data. The products are modular, giving our customers the flexibility to select what they require for their business needs and the flexibility to expand their usage simply by adding a license. We currently offer the following products and services:

●	Cyren® Threat Intelligence Service (TIS), a well-established offering in emerging and active threats occurring around the world. With large, velocity-based data sets, TIS provides unique data products for some of the world’s leading security, response, software and service providers. Capabilities delivered within the Threat Intelligence suite include:

○	Email Security Engine, protects against phishing, malware, and inbound and outbound spam. Our industry-leading detection provides real-time blocking of email threats and abuse in any language or format with virtually no false positives.

○	Threat InDepth, receives early threat information with real-time technical threat intelligence feeds of emerging malware and phishing threats.

○	Web Security Engine, an AI-driven tool that makes decisions aided by advanced heuristics and 24×7 analysts; covers 82 threat categories, including web threats such as phishing, fraud. Malware integration options include an SDK, cloud API, daemon, and container.

○	Malware Detection, a feature with approximately 100 mini engines that scan unique objects within a file, unpack files and defeat obfuscation used by malware authors. This tool spots threats with heuristic analysis, advanced emulation, and intelligent signatures.

○	Hybrid Analyzer, a feature that combines static malware analysis and advanced emulation technology that quickly uncovers behaviors without executing files. File properties and behaviors are scored to indicate likelihood of maliciousness. Equally effective in connected and air-gapped environments.

●	Data443® Ransomware Recovery Manager (also known as SmartShield™), a unique offering designed to recover a workstation immediately upon infection to the last known business-operable state, without requiring any end user or IT administrator intervention.

●	Data443® Data Identification Manager (also known as ClassiDocs® and FileFacets®), our data classification and governance technology, which supports CCPA (California), LGPD (Brazil) and GDPR (Europe) compliance in a Software-as-a-Service (SaaS) platform that performs sophisticated data discovery and content searching of structured and unstructured data within corporate networks, servers, content management systems, email, desktops, and laptops.

●	Data443® Data Archive Manager (also known as ArcMail®), a simple, secure, and cost-effective enterprise data retention management and archiving.

●	Data443® Sensitive Content Manager (also known as ARALOC®), a secure, cloud-based platform for managing, protecting and distributing digital content to desktop and mobile devices, which protects an organization’s confidential content and intellectual property assets from accidental leakage or intentional misappropriation - without impeding all other authorized users of the content and other stakeholder from collaborating.

●	Data443® Data Placement Manager (also known as DATAEXPRESS®), a data transport, transformation, and delivery product trusted by leading financial organizations worldwide.

●	Data443® Access Control Manager (also known as “Resilient Access”), enables fine-grained access controls across a wide variety of platforms at scale for internal client systems and commercial public cloud platforms like Salesforce®, Box.Net, Google® G Suite, Microsoft® OneDrive, and others.

●	Data443® Blockchain Protection Manager (also known as ClassiDocs® for Blockchain), provides an active implementation for the Ripple XRP that protects blockchain transactions from inadvertent disclosure and data leaks.

●	Data443® Global Privacy Manager, the privacy compliance and consumer loss mitigation platform which is integrated with Data443® Data Identification Manager to do the delivery portions of GDPR and CCPA as well as process privacy-related requests under such laws, and therefore enables customers to manage the full range of privacy-law driven requirements, such as responding to permitted consumer demands for access or removal, as well as to remediate issues and monitor and report on status and compliance.

●	Data443® IntellyWP, products for enhancing the user experience for the world’s largest content management platform, WordPress.

●	Data443® Chat History Scanner, which scans chat messages for compliance, security, personally identifiable information (PII), personal information (PI), payment card industry (PCI) information as well as any custom keywords selected by the customer, and which can be used with third party platforms such as the Zoom Video Communications, Inc. video conferencing platform.

●	Data443® - GDPR Framework, CCPA Framework, and LGPD Framework WordPress® Plugins, which help organizations of all sizes comply with Europe, California and Brazil privacy rules and regulations and are currently used by over 30,000 active site owners. We offer the plugins with a “freemium” business model, i.e., basic features at no cost and additional or more advanced features at a premium.

●	TacitRed Product Line - TacitRed™, a high-volume data acquisition and intelligence platform, provides comprehensive ingestion, normalization, and enrichment of network telemetry and external data sources for security and compliance applications. Utilizing scalable data pipelines and advanced correlation techniques, TacitRed transforms raw data—such as NetFlow and related telemetry—into actionable intelligence that can be seamlessly integrated with security information and event management (SIEM) and extended detection and response (XDR) systems. Designed for cost efficiency and operational scalability, TacitRed enables organizations to enhance visibility, improve threat detection, and support data-driven decision-making across complex environments, while maintaining flexibility in data sourcing, processing, and delivery.

●	Vaikora Product Line - Vaikora™, a next-generation platform for AI runtime governance and trust enforcement, is designed to monitor, score, and control interactions between autonomous systems, applications, and data sources in real time. Leveraging advanced policy frameworks and decentralized integration capabilities, Vaikora enables organizations to manage AI-driven processes with precision, ensuring that decisions, data exchanges, and system actions adhere to defined security, compliance, and operational standards. The platform supports flexible deployment models, including open-source components and enterprise-grade extensions, allowing customers to integrate Vaikora into existing infrastructures while scaling usage based on evolving business and technical requirements.

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

Results of Operations for the Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

Our operations for the year ended December 31, 2025 and 2024 are outlined below:

	Years Ended December 31,
	2025	2024	Change	%
Revenue	$4,421,211	4,872,422	$(451,211)	(9)%
Cost of revenue	2,135,571	2,023,623	111,948)	6%
Gross Profit	2,285,640	2,848,799	(563,159)	(20)%
Gross Profit Percentage	52%	58%

Operating expense	4,416,607	5,913,323	(1,497,019)	(25)%
Other expense	(436,776)	(3,022,658)	2,585,882	(86)%
Net loss	(2,567,743)	(6,087,182)	3,519,439	(58)%

Revenue

The decrease in revenue is due to our acquisition of intellectual property, accounts receivable, and other assets from the Appointed Receiver for the Assets of Cyren Ltd which resulted in catchup payments which were one-time payments. We also believe that some customers and prospective customers were reluctant to consider deals regarding new business opportunities due to concerns based on economic uncertainty and other global events. However, we continue to see organic growth in increased consumption of our services that contain storage or volume components, matching our expectations and as is reflected in our continuing Annual Recurring Revenue (“ARR’) growth.

Cost of revenue

Cost of revenue consists of direct expenses, such as data center cost, consulting labor, shipping, and supplies. The increase in cost of revenue is a result of purchase of a 1-year license related to our TacitRed acquisition while our concerted cost elimination and reduction effort reduced the overall impact of the new license. We eliminated overly redundant data center costs and used existing internal personnel drastically reducing our consulting spend.

For the years ended December 31, 2025 and 2024 our operating expenses are as follows:

	Years Ended December 31,
	2025	2024	Change	%
Operating expenses
General and administrative	4,340,497	5,276,603	(935,536)	(18)%
Sales and marketing	76,110	637,290	(561,180)	(88%
Total operating expenses	4,416,607	5,913,323	(1,497,717)	(25)%

General and Administrative Expenses

The general and administrative expenses primarily consisted of management costs, costs to integrate assets we acquired and to expand sales, product enhancements, audit and review fees, filing fees, professional fees, and other expenses related to SEC reporting, in connection with the projected growth of our business. Additionally, we continue to incur cost of financing activities and related functions. The decrease in general and administrative expense was primarily due to the Company’s cost cutting measures related to reducing overhead costs which resulting in a decrease in our spend in virtually every expense category.

Sales and Marketing Expenses

The sales and marketing expenses primarily consisted of continuing to shift our sales operation toward an inbound model, continued high focus on renewals and customer success operations as well as our focus on re-engaging former customers of the Cyren products that we acquired. The decrease in sales and marketing expense was primarily due to our continued efforts to improve the efficiency of our selling process and eliminate spend on booth rental and related cost for conferences and other events.

Other income (expense)

Other income (expenses) for the year ended December 31, 2025 consisted primarily of interest expense of $1,247,658 gain on the sale of surplus IP addresses acquired with Cyren assets, and gain on settlement of $760,625 related to settlement with vendors. Other expenses for the year ended December 31, 2024 consisted of interest expense of $2,742,421, loss on settlement of $160,304 related to settlement with former employee, and loss on investment of $115,000 related to terminated acquisition.

Net Loss

Net loss decreased 58% from $6,087,182 for the year ended December 31, 2024 to $2,567,743 for year ended December 31, 2025. The net loss was mainly derived from an operating loss of $2,130,967 and interest expense of $1,247,658, and gain on settlement of $760,625 that lowered our net loss. The net loss for the year ended December 31, 2024 was mainly derived from an operating loss of $3,064,524 and interest expense of $2,742,421, loss on settlement of $160,304 and loss on investment deposit of $115,000.

Cash Flow for the Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

Liquidity and Capital Resources

The following table provides selected financial data about us as of December 31, 2025 and 2024, respectively.

Working Capital

The following table provides selected financial data about us as of December 31, 2025 and 2024, respectively.

	December 31, 2025	December 31, 2024	Change	%
Current assets	$1,439,050	$199,984	$1,239,066	620%
Current liabilities	$18,204,989	$16,981,610	$1,223,379	7%
Working capital deficiency	$(16,765,939)	$(16,781,626)	$15,687	1%

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of December 31, 2025, our principal sources of liquidity were cash of $197,364, trade accounts receivable of $91,686 and prepaid and other current assets of $1,150,000, as compared to cash of $168,208, trade accounts receivable of $31,776 and prepaid and other current assets of $-0- as of December 31, 2024.

During the last two years, and through the date of this Report, we have faced an increasingly challenging liquidity situation that has limited our ability to execute our operating plan. We will need to obtain capital to continue operations. There is no assurance that we will be able to secure such funding on acceptable terms. During the year ended December 31, 2025 and 2024, we reported a loss from operations of $2,130,967, and $3,064,524, respectively, and had net cash flows provided by operating activities of $1,002,250 and $1,275,006, respectively, for the same periods.

As of December 31, 2025, we had assets of cash in the amount of $197,364 and other current assets in the amount of $1,241,686. As of December 31, 2025, we had current liabilities of $18,204,989. We accumulated deficit as of December 31, 2025 was $64,311,761.

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

Cash Flow

	Years Ended December 31,
	2025	2024	Change
Cash provided by operating activities	$1,002,250	$1,275,006	$(272,756)
Cash used in investing activities	$2,636	$(115,000)	$117,636
Cash used in financing activities	$(975,730)	$(1,076,368)	$100,638
Cash on hand	$197,364	$168,208	$29,156

Operating Activities

During the year ended December 31, 2025, we provided $1,002,250 in operating activities, compared to providing $1,275,006 during the year ended December 31, 2024. The increase in cash used in operating activities was primarily due to a decrease in operating liabilities.

Investing Activities

During the year ended December 31, 2025, investing activities were $2,636 as a deposit on intangible assets. During the year ended December 31, 2024, investing activities were $115,000 as a deposit on investment which was not completed and recorded as a loss in investment.

Financing Activities

During the year ended December 31, 2025, we raised $233,430 from the issuance of convertible debt; $-0- from the issuance of notes payable; and, $16,655 from loans from a related party; repayment of convertible note payable of $440,366; repayment of $787,249 on notes payable; and repayment to a related party of $19,000. By comparison, during the year ended December 31, 2024, we raised $290,000 from the issuance of convertible debt; $-0- from the issuance of notes payable; and, $288,406 from loans from a related party; repayment of convertible note payable of $303,488; repayment of $865,746 on notes payable; and repayment to a related party of $485,540.

We depend upon receiving capital investment or other financing to fund our ongoing operations and execute our business plan. In addition, we are dependent upon our controlling stockholder to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our plan of operations.

Going Concern

The consolidated financial statements accompanying this Annual Report have been prepared on a going concern basis, which implies that we will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. We have generated very limited revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. Our continuation as a going concern is dependent upon our ability to obtain necessary financing to achieve our operating objectives, and the attainment of profitable operations. As of December 31, 2025, we had an accumulated deficit and working capital deficiency. We may not have sufficient working capital to enable us to carry out our plan of operation for the next twelve months.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the consolidated financial statements for the year ended December 31, 2025, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on its evaluation, management concluded as of December 31, 2025 that our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting, described below in Management’s Report on Internal Control Over Financial Reporting. Notwithstanding the identified material weaknesses, management believes the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

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

Based on our evaluation under the criteria set forth in 2013 Internal Control — Integrated Framework, our management concluded that, as of December 31, 2025 our internal control over financial reporting was not effective because of the identification of material weaknesses described as follows:

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

Our current director and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position	Age	Date First Elected or Appointed

Jason Remillard	President; Chief Executive Officer; Chairman; Secretary	52	November 2017

Greg McCraw	Chief Financial Officer	62	September 2022

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth certain compensation awarded to, earned by, or paid to the following “named executive officers,” which is defined as follows:

(a)	all individuals serving as our principal executive officer during the years ended December 31, 2025 and 2024; and

(b)	all individuals serving as our principal financial officer during the years ended December 31, 2025 and 2024.

We did not have any individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer as of the fiscal year ended December 31, 2025.

			Stock	Option	All Other
	Fiscal	Salary	Awards	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)

Jason Remillard	2025	$144,142	$200,000	$-	-	$344,142
Chief Executive Officer and Director(1)	2024	$93,754	$-	$63,118	-	$156,872

Greg McCraw	2025	$194,115	$-	$-	-	$194,115
Chief Financial Officer(2)	2024	$107,147	$-	$69,482	-	$176,629

(1) Mr. Remillard served as our Chief Financial Officer from January 24, 2020 until December 3, 2021.

(2) Mr. McCraw serves as our Chief Financial Officer since September 6, 2022.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding stock options and stock awards held by our Named Executive Officers as of December 31, 2025:

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

	Common Stock (3)		Series A Preferred Stock (2)		Voting (2)
Name (1)	Number of Shares	Percent of Class	Number of Shares	Percent of Class	Percent of Voting Capital Stock
Jason Remillard	3,402,627	35%	443,429,935	100%	99.99%
Greg McCraw	2,339	0.21%	-	-	-
All beneficial owners as a group (2 persons)	3,404,966	35.21%	443,429,935	100%	99.99%

(1)	The mailing address for each officer and director is c/o Data443 Risk Mitigation, Inc., PO Box 12235, Durham, North Carolina 27709.

(2)	Each share of Series A Preferred Stock is entitled to 15,000 votes per share, and each is convertible into 1,000 shares of Common Stock, subject to a 9.99% beneficial ownership limitation such that a holder of Series A Preferred Stock may not convert such stock into Common Stock to the extent that the holder would beneficially own more than 9.99% of the Common Stock outstanding immediately after giving effect to the issuance of Common Stock upon conversion of the Series A Preferred Stock. The numbers in this column assume that the number of shares of Series A Preferred Stock that would result in the holder beneficially owning 9.99% of the Common Stock outstanding immediately after giving effect to the conversion of the Series A Preferred Stock have been converted into Common Stock. Includes (i) 3,000,752 shares of Common Stock, (ii) 443,429,935,000 shares of Common Stock issuable to Mr. Remillard upon full conversion of all of his 443,429,935 Series A Shares, (iii) 1,875 restricted stock units that vest on October 1, 2023 and (iv) 1,458 options to purchase shares of Common Stock.

(3)	Includes (i) 464 shares of Common Stock, (ii) 1,875 restricted stock units that vest on October 1, 2023 and (iii) 1,458 options to purchase common stock that vest on October 1, 2023.

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

During the year ended December 31, 2025, we received cash from our Chief Executive Officer of $-0-, our CEO paid operating expenses of $118,372 and we repaid $132,502 to our Chief Executive Officer.

As of December 31, 2025 and December 31, 2024, we had due to related party transactions in the amounts of $141,958 and $144,303, respectively.

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

Item 14. Principal Accountant Fees and Services.

The following table provides information regarding the fees billed to us by HTL International CPAs in the years ended December 31, 2025 and 2024. All fees described below were approved by Board:

	For the years ended December 31,
	2025	2024
Audit Fees (1)	$106,000	$106,000

Audit Related Fees (2)	-	-

Tax Fees (3)	1,100	1,100

All Other Fees (4)	-	-

Total Fees:	$107,100	$107,100

(1)	Audit Fees include fees for services rendered for the audit of our consolidated financial statements, included in our Annual Report on Form 10-K.

(2)	Audit Related Fess consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

(3)	Tax Fees consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees consists of fees for other miscellaneous items.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements – See Index on page F-1 of this report

(b)	The following exhibits are filed herewith as a part of this report

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date

3.1	Amended and Restated Articles of Incorporation of the Company, dated May 1, 2018.	10-12G	3.2	1/11/2019

3.2*	Second Amended and Restated Articles of Incorporation of the Company

3.3	Certificate of Designation for Preferred Series A Stock of the Company, dated May 28, 2008.	10-12G	3.4	1/11/2019

3.4	Amendment to Certificate of Designation for Preferred Series A Stock of the Company, dated April 27, 2018.	10-12G	3.4	1/11/2019

3.5	Amendment to Certificate of Designation for Preferred Series A Stock of the Company, dated December 20, 2023.	8-K	3.1	12/26/2023

3.6	Bylaws of the Company.	10-SB	I	1/4/2000

3.7	Amended and Restated Bylaws of the Company.	8-K	3.2	1/29/2024

3.8	Certificate of Amendment to the Company’s Articles of Incorporation dated October 29, 2019.	8-K	3.1	10/30/2019

3.9	Certificate of Amendment to the Company’s Articles of Incorporation dated August 17, 2020.	8-K	3.1	8/21/2020

3.10	Certificate of Designation for Preferred Series B Stock of the Company, dated November 25, 2020.	8-K	3.1	12/2/2020

3.11	Certificate of Amendment to the Company’s Articles of Incorporation dated December 15, 2020, increasing the number of authorized shares of Common Stock to 1.8 billion.	8-K	3.1	12/17/2020

3.12	Certificate of Amendment to the Company’s Articles of Incorporation dated April 21, 2021.	8-K	3.1	4/27/2021

3.13	Certificate of Amendment to the Company’s Articles of Incorporation dated January 10, 2021.	8-K	3.1	6/21/2021

3.14	Certificate of Change to the Company’s Articles of Incorporation dated January 6, 2022.	8-K	3.1	3/11/2022

3.15	Certificate of Change to the Company’s Articles of Incorporation dated May 25, 2023.	8-K	3.1	05/26/2023

3.16	Certificate of Change to the Company’s Articles of Incorporation dated September 14, 2023	8-K	3.1	09/20/2023

4.1	Warrant Exchange Notes issued as of 17 November 2020 in the total original principal amount of $100,000.	10-K	4.7	3/23/2021

4.2	Common Stock Purchase Warrant issued in favor of Triton Funds LP on December 11, 2020.	8-K	4.1	12/17/2020

4.3	Common Stock Purchase Warrant (the “First Warrant”) issued in favor of Auctus Fund, LLC on 23 April 2021.	8-K	4.1	4/27/2021

4.4	Common Stock Purchase Warrant (the “Second Warrant”) issued in favor of Auctus Fund, LLC on April 22, 2021.	8-K	4.2	4/27/2021

4.5	Common Stock Purchase Warrant (the “First Warrant”) issued in favor of Auctus Fund, LLC on 30 July 2021 for the purchase of 62,667 shares of Common Stock at $4.50 per share.	10-Q	4.11	8/03/2021

4.6	Common Stock Purchase Warrant (the “Second Warrant”) issued in favor of Auctus Fund, LLC on 30 July 2021 for the purchase of 62,667 shares of Common Stock at $4.50 per share.	10-Q	4.12	8/03/2021

4.7	Common Stock Purchase Warrant (the “First Warrant”) issued in favor of Jefferson Street Capital LLC on 28 September 2021.	10-K	4.8	03/31/2022

4.8	Common Stock Purchase Warrant (the “Second Warrant”) issued in favor of Jefferson Street Capital LLC on 28 September 2021.	10-K	4.9	03/31/2022

4.9	Convertible Promissory Note issued the Company in favor of Jefferson Street Capital LLC on 28 September 2021 in the original principal amount of $110,000.	10-K	4.10	03/31/2022

4.10	Common Stock Purchase Warrant (the “First Warrant”) issued in favor of Mast Hill Fund, LP on 19 October 2021.	10-Q	4.13	10/26/2021

4.11	Common Stock Purchase Warrant (the “Second Warrant”) issued in favor of Mast Hill Fund, LP on 19 October 2021.	10-Q	4.14	10/26/2021

4.12	Common Stock Purchase Warrant issued in favor of Westland Properties, LLC on 21 December 2021.	10-K	4.13	03/31/2022

4.13	Convertible Promissory Note issued the Company in favor of Westland Properties, LLC on 21 December 2021 in the original principal amount of $555,555.	10-K	4.14	03/31/2022

4.14	Convertible Promissory Note issued the Company in favor of GS Capital Partners, LLC on 11 February 2022 in the original principal amount of $207,500.	10-K	4.15	03/31/2022

4.15	Convertible Promissory Note issued the Company in favor of One44 Capital LLC on 11 February 2022 in the original principal amount of $160,000.	10-K	4.16	03/31/2022

4.16	Convertible Promissory Note issued the Company in favor of Fast Capital, LLC on 14 February 2022 in the original principal amount of $207,500.	10-K	4.17	03/31/2022

4.17	Convertible Promissory Note issued the Company in favor of Root Ventures, LLC on 1 March 2022 in the original principal amount of $207,500.	10-K	4.18	03/31/2022

4.18	Convertible Promissory Note issued the Company in favor of Red Road Holdings Corporation on 9 March 2022 in the original principal amount of $176,813.	10-K	4.19	03/31/2022

4.19	Convertible Promissory Note issued by the Company in favor of 1800 Diagonal Lending LLC, dated May 16, 2022.	10-Q	4.1	08/14/2023

4.20	Form of Note, between the Company and Walleye Opportunities Master Fund Ltd on December 7, 2022.	8-K	4.1	12/12/2022

4.21	Form of Warrant, between the Company and Walleye Opportunities Master Fund Ltd on December 7, 2022.	8-K	4.2	12/12/2022

4.22	Form of Note, between the Company and Walleye Opportunities Master Fund Ltd on January 24, 2023.	8-K	4.1	01/30/2023

4.23	Form of Warrant, between the Company and Walleye Opportunities Master Fund Ltd on January 24, 2023.	8-K	4.2	01/30/2023

4.24	Convertible Promissory Note issued by the Company in favor of Jefferson Street Capital LLC on May 9, 2022.	10-K	4.24	02/24/2023

4.25	Common Stock Purchase Warrant issued to Moody Capital Solutions Inc. on May 9, 2022.	10-K	4.25	02/24/2023

4.26	Convertible Promissory Note issued by the Company in favor of 1800 Diagonal Lending LLC on January 4, 2023.	10-K	4.26	02/24/2023

4.27	Form of Note, between the Company and Investor #1.	8-K	4.1	07/24/2023

4.28	Form of Warrant, between the Company and Investor #1.	8-K	4.2	07/24/2023

4.29	Form of Note, between the Company and Investor #2.	8-K	4.3	07/24/2023

4.30	Form of Warrant, between the Company and Investor #2.	8-K	4.4	07/24/2023

4.31	Form of Warrant, between the Company and the Placement Agent	8-K	4.5	07/24/2023

4.32	Form of Warrant, between the Company and Investor.	8-K	4.6	07/24/2023

4.33	Form of New Note, between the Company and the Noteholder.	8-K	4.7	07/24/2023

4.34	Convertible Promissory Note issued the Company in favor of 1800 Diagonal Lending LLC on 2 January 2024 in the original principal amount of $86,250.	10-Q	4.1	05/15/2024

4.35	Convertible Promissory Note issued the Company in favor of 1800 Diagonal Lending LLC on 4 April 2024 in the original principal amount of $126,000.	10-Q	4.1	08/14/2024

4.36	Convertible Promissory Note issued the Company in favor of 1800 Diagonal Lending LLC on 10 May 2024 in the original principal amount of $102,000.	10-Q	4.2	08/14/2024

4.37*	Convertible Promissory Note issued the Company in favor of 1800 Cogility Software Corporation on 01 July 2025 in the original principal amount of $2,200,000.

4.38*	Convertible Promissory Note issued the Company in favor of 1800 Diagonal Lending LLC on 30 October 2025 in the original principal amount of $94,200.

10.1	Asset Purchase Agreement dated January 26, 2018 by and between Myriad Software Productions, LLC and Data443 Risk Management, Inc.	10-12G	10.1	1/11/2019

10.2	Secured Promissory Note dated January 26, 2018 issued by Data443 Risk Management, Inc. in favor of Myriad Software Productions, LLC in the original principal amount of $250,000.	10-12G	10.2	1/11/2019

10.3	Security Agreement dated January 26, 2018 executed by Data443 Risk Management, Inc. in favor of Myriad Software Productions, LLC.	10-12G	10.3	1/11/2019

10.4†	2019 Omnibus Stock Incentive Plan dated May 16, 2019	8-K	10.1	5/19/2019

10.5	Letter Agreement effective August 26, 2020, between the Company and Maxim Group, LLC.	10-Q	10.23	11/16/2020

10.6	Asset Sale Agreement effective January 31, 2021, between the Company and the secured creditors of Wala, Inc.	10-K	10.28	3/23/2021

10.7	Three Secured Promissory Notes, each effective January 31, 2021 and issued by the Company in favor of the secured creditors of Wala, Inc.	10-K	10.29	3/23/2021

10.8	Security Agreement effective January 31, 2021, between the Company and the secured creditors of Wala, Inc.	10-K	4.6	3/23/2021

10.9	Form of Securities Purchase Agreement entered into with Auctus Fund, LLC on April 23, 2021.	8-K	10.1	4/27/2021

10.10	Form of Senior Secured Promissory Note issued in favor of Auctus Fund, LLC on April 23, 2021.	8-K	10.2	4/27/2021

10.11	Form of Security Agreement entered into with Auctus Fund, LLC on April 23, 2021.	8-K	10.3	4/27/2021

10.12†	Employment Agreement, Effective March 1, 2019 between the Company and Jason Remillard	10-K	10.13	03/31/2022

10.13†	Employment Agreement, effective December 1, 2021 between the Company and Nanuk Warman	10-K	10.14	03/31/2022

10.14	Form of Securities Purchase Agreement entered into with Auctus Fund, LLC on 29 July 2021.	10-Q	10.34	8/3/2021

10.15	Form of Senior Secured Promissory Note issued in favor of Auctus Fund, LLC on 29 July 2021.	10-Q	10.35	8/3/2021

10.16	Form of Security Agreement entered into with Auctus Fund, LLC on 29 July 2021.	10-Q	10.36	8/3/2021

10.17	Form of Securities Purchase Agreement entered into with Jefferson Street Capital LLC on 28 September 2021.	10-K	10.18	03/31/2022

10.18	Form of Securities Purchase Agreement entered into with Mast Hill Fund, LP on 19 October 2021.	10-Q	10.37	10/26/2021

10.19	Form of Promissory Note issued in favor of Mast Hill Fund, LP on 19 October 2021.	10-Q	10.38	10/26/2021

10.20	Form of Securities Purchase Agreement entered into with Westland Properties, LLC on 21 December 2021.	10-K	10.21	03/31/2022

10.21	Centurion Holdings I, LLC asset purchase agreement dated January 19, 2022	8-K	10.1	1/24/2022

10.22	Form of Securities Purchase Agreement entered into with GS Capital Partners, LLC on 11 February 2022.	10-K	10.23	03/31/2022

10.23	Form of Securities Purchase Agreement entered into with One44 Capital LLC on 11 February 2022.	10-K	10.24	03/31/2022

10.24	Form of Securities Purchase Agreement entered into with Fast Capital, LLC on 14 February 2022.	10-K	10.25	03/31/2022

10.25	Form of Securities Purchase Agreement entered into with Root Ventures, LLC on 1 March 2022.	10-K	10.26	03/31/2022

10.26	Form of Securities Purchase Agreement entered into with Red Road Holdings Corporation on 9 March 2022.	10-K	10.27	03/31/2022

10.27	Form of Securities Purchase Agreement, between the Company and Walleye Opportunities Master Fund Ltd on December 7, 2022.	8-K	10.1	12/12/2022

10.28	Form of Securities Purchase Agreement, between the Company and Walleye Opportunities Master Fund Ltd, dated January 30, 2023.	8-K	10.1	01/30/2023

10.29	Form of Securities Purchase Agreement between the Company and Jefferson Street Capital LLC, dated May 9, 2022, 2022.	10-K	10.30	02/24/2023

10.30	Form of Securities Purchase Agreement between the Company and 1800 Diagonal Lending LLC, dated January 4, 2023.	10-K	10.31	02/24/2023

10.31	Asset Sale Agreement, between the Company and Wala, Inc., dated January 31, 2021.	10-K	10.32	02/24/2023

10.32	Bill of Sale, between the Company and the sellers listed therein, date January 31, 2021.	10-K	10.33	02/24/2023

10.33	I.P. Assignment and Assumption Agreement, between the Company and certain noteholders of the Company, dated January 31, 2021.	10-K	10.34	02/24/2023

10.34	Security Agreement, between the Company and certain secured parties listed therein, dated January 31, 2021.	10-K	10.35	02/24/2023

10.35	Form of Amendment dated March 23, 2023 to Securities Purchase Agreement dated November 4, 2022, between the Company and the Investor.	8-K	10.1	03/23/2023

10.36	Form of Purchase Agreement, dated May 11, 2023, between the Company and the Appointed Receiver for the Assets of Cyren Ltd.	8-K	10.1	05/15/2023

10.37	Form of Securities Purchase Agreement between the Company and Investor #1.	8-K	10.1	07/24/2023

10.38	Form of Securities Purchase Agreement between the Company and Investor #2.	8-K	10.2	07/24/2023

10.39	Form of Security Agreement between the Company and the Investors.	8-K	10.3	07/24/2023

10.40	Form of Amendment, between the Company and Auctus Fund, LLC	8-K	10.4	07/24/2023

10.41	Form of Note Exchange Agreement, between the Company and the Noteholder.	8-K	10.5	07/24/2023

10.42	Form of Amendment to Purchase Agreement, dated December 12, 2023, between the Company and the Appointed Receiver for the Assets of Cyren Ltd.	8-K	10.1	12/18/2023

10.43†	Data443 Risk Mitigation, Inc. 2023 Equity Incentive Plan	S-8	99.1	12/27/2023

10.44†	Form of Incentive Stock Option Award Agreement	S-1	10.44	01/23/2024

10.45†	Form of Non-Qualified Stock Option Agreement	S-1	10.45	01/23/2024

10.46†	For of Restricted Stock Unit Agreement	S-1	10.46	01/23/2024

10.47†	Form of Restricted Stock Award Agreement	S-1	10.47	01/23/2024

10.48*	Form of Purchase Agreement, dated June 23, 2025, between the Company and the Cogility Software Corporation.

10.49*	Form of Security Agreement between the Company and the Cogility Software Corporation

14.1	Code of Conduct and Business Ethics	S-1	14.1	8/25/2023

21.1	Subsidiaries of the Registrant	10-K	21.1	3/31/2022

23*	Consent of Registered Independent Public Accounting Firm

23.1*	Consent of TPS Thayer, LLC

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1**	Section 1350 Certification of Chief Executive Officer.

32.2**	Section 1350 Certification of Chief Financial Officer.

101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

† Indicates management contract or compensatory plan or arrangement

* Filed herewith.

** Furnished herewith.

Item 16. Form 10-K Summary

None.

DATA443 RISK MITIGATION, INC.

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder’s

Data443 Risk Mitigation

Opinion on the Financial

We have audited the accompanying consolidated balance sheet of Data443 Risk Mitigation, Inc. (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two the years ended December 31, 2025 and 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years ended December 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

April 15, 2026

DATA443 RISK MITIGATION, INC.

CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2025	December 31, 2024
Assets
Current assets
Cash	$197,364	$168,208
Accounts receivable, net	91,686	31,776
Prepaid expense and other current assets	1,150,000	-
Total current assets	1,439,050	199,984

Property and equipment, net	135,954	252,903
Advance payment for acquisition	2,726,188	2,726,188
Intellectual property, net of accumulated amortization	2,089,483	2,798,816
Deposits	1,792	36,062
Total Assets	$6,392,467	$6,013,953

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$5,504,072	5,919,988
Deferred revenue	1,362,867	1,591,326
Interest payable	2,592,472	2,097,216
Notes payable, net of unamortized discount	2,566,177	3,340,492
Convertible notes payable, net of unamortized discount	6,027,102	3,877,944
Due to a related party	141,958	144,303
Finance lease liability	10,341	10,341
Total Current Liabilities	18,204,989	16,981,610

Series B Preferred Stock, 80,000 shares designated; $0.001 par value; Stated value $10.00, 0 and 29,750 shares issued and outstanding, net of discount, respectively	-	-
Notes payable, net of unamortized discount - non-current	1,553,452	1,406,849
Deferred revenues - non-current	948,862	714,127
Total Liabilities	20,707,303	19,102,586

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred stock: 443,443,443 authorized; $0.001 par value Series A Preferred Stock, 443,443,443 shares designated; $0.001 par value; 443,429,935 and 149,492 shares issued and outstanding, respectively	149	149
Common stock: 4,443,443,443 authorized; $0.001 par value; 729,044,931 and 1,150,223 shares issued and outstanding, respectively	790,366	62,472
Additional paid in capital	49,206,410	48,592,764
Accumulated deficit	(64,311,761)	(61,744,018)
Total Stockholders’ Deficit	(14,314,836)	(13,088,633)
Total Liabilities and Stockholders’ Deficit	$6,392,467	$6,013,953

See the accompanying notes, which are an integral part of these consolidated financial statements.

DATA443 RISK MITIGATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2025	2024

Revenue	$4,421,211	$4,872,422
Cost of revenue	2,135,571	2,023,623
Gross profit	2,285,640	2,848,799

Operating expenses
General and administrative	4,340,497	5,276,033
Sales and marketing	76,110	637,290
Total operating expenses	4,416,607	5,913,323

Net loss from operations	(2,130,967)	(3,064,524)

Other income (expense)
Interest expense	(1,247,658)	(2,742,421)
Other Income	81,599	(4,933)
Gain (loss) on settlement of debt	760,625	-
Gain (loss) on settlement	(31,342)	(160,304)
Gain (loss) on investment	-	(115,000)
Total other expense	(436,776)	(3,022,658)

Loss before income taxes	(2,567,743)	(6,087,182)
Provision for income taxes	-	-
Net loss	$(2,567,743)	$(6,087,182)

Dividend on Series B Preferred Stock	-	-
Net loss attributable to common stockholders	$(2,567,743)	$(6,087,182)

Basic and diluted loss per Common Share	$(0.004)	$(8.41)
Basic and diluted weighted average number of common shares outstanding	729,044,931	723,538

See the accompanying notes, which are an integral part of these consolidated financial statements.

DATA443 RISK MITIGATION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Series A Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance – December, 2023	149,892	$150	272,874	$61,564	$47,598,254	$(55,656,836)	$(7,996,868)
Common stock issued for conversion of preferred stock	(400)	(1)	400,000	400	(399)	-	-
Common stock issued for conversion of debt	-	-	477,349	477	70,046	-	70,523
Stock-based compensation	-	-	-	31	924,863	-	924,894
Net loss						(6,087,182)	(6,087,182)
Balance - December 31, 2024	149,492	$149	1,150,223	$62,472	$48,592,764	$(61,744,018)	$(13,088,633)

Common stock issued for conversion of preferred stock	(13,000)	(13)	13,000,000	13,000	240,613	-	253,600
Common stock issued for conversion of debt	-	-	354,685,648	354,685	(46,832)	-	307,853
Common stock issued for exercised cashless warrant	-	-	307,316,200	307,315	(307,315)	-	-
Common stock issued for cash proceeds	-	-	52,000,000	52,000	(31,200)	-	20,800
Common stock issued for service	-	-	892,860	894	49,106	-	50,000
Issuance of preferred stock	13,000	13	-	-	-	-	13
Stock-based compensation	-	-	-	-	709,274	-	709,274
Net loss	-	-	-	-	-	(2,567,743)	(2,567,743)
Balance - December 31, 2025	149,492	149	729,044,931	790,366	49,206,410	(64,311,761)	(14,314,836)

See the accompanying notes, which are an integral part of these consolidated financial statements.

DATA443 RISK MITIGATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,567,743)	$(6,087,182)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on investment	-	115,000
Gain on settlement of debt	(760,626)	-
Stock-based compensation expense	709,274	924,894
Depreciation and amortization	823,646	883,622
Amortization of debt discount	252,964	1,319,121
Lease liability amortization	-	(35,040)
Changes in operating assets and liabilities:
Accounts receivable	(59,910)	277,992
Prepaid expenses and other current assets	1,050,000	29,467
Accounts payable and accrued liabilities	394,710	2,559,519
Deferred revenue	6,276	481,884
Interest payable	1,119,389	796,118
Deposit	34,270	9,611
Net Cash provided by Operating Activities	1,002,250	1,275,006

CASH FLOWS FROM INVESTING ACTIVITIES:
Advance payment for acquisition	-	(115,000)
Purchase of intangible asset	2,636	-
Net Cash provided by/(used in) Investing Activities	2,636	(115,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable	233,430	290,000
Repayment of convertible notes payable	(440,366)	(303,488)
Repayment of notes payable	(787,249)	(865,746)
Proceeds from related parties	16,655	288,406
Repayment to related parties	(19,000)	(485,540)
Common stock issued for cash	20,800	-
Net Cash (used in) Financing Activities	(975,730)	(1,076,368)

Net change in cash	29,156	83,638
Cash, beginning of period	168,208	84,570
Cash, end of period	$197,364	$168,208

Supplemental cash flow information
Cash paid for interest	$89,557	$341,081
Cash paid for taxes	$-	$-

Non-cash transactions:
Settlement of series B preferred stock through issuance of common stock	$253,613	$-
Gain on settlement of debt	$760,626	-
Issue of convertible note for purchase of intangible asset	$2,200,000
Settlement of convertible notes payable through issuance of common stock	$307,853	$47,518
Common stock issued for exercised cashless warrants	$307,315	$-
Common stock issued for conversion of Series A preferred stock	$13	400

See the accompanying notes, which are an integral part of these consolidated financial statements.

DATA443 RISK MITIGATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

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

Advance Payment for Acquisition

On January 19, 2022, we entered into an Asset Purchase Agreement with Centurion Holdings I, LLC (“Centurion”) to acquire the intellectual property rights and certain assets collectively known as Centurion SmartShield Home and SmartShield Enterprise, patented technology that protects and recovers devices in the event of ransomware attacks. The total purchase price of $3,400,000 consists of: (i) a $250,000 cash payment at closing; (ii) a $2,900,000 promissory note issued by Data443 in favor of Centurion (“Centurion Note”); and (iii) $250,000 in the form of a contingent payment. The Centurion Note matures January 19, 2027 but provides that Data443’s repayment obligation would accelerate on the occurrence of certain events. One of those events was a financing event that did not occur within the originally anticipated timeframe. If that event had occurred, then Data443’s repayment obligation would have been to repay the balance of the outstanding principal and interest as follows: (i) $500,000 of the then-outstanding amount due in cash; and (ii) the remaining balance, at Data443’s option, in Common stock or a combination of Common stock and cash, with the number of shares of Common stock to be determined according to a specified formula. In April 2022, Data443 and Centurion agreed that, even though the trigger for this acceleration event did not occur, Data443 would issue shares of Common stock to Centurion in an amount then-equivalent to $2,400,000, as partial repayment of the obligation due under the Centurion Note. The number of shares of Common stock Data443 issued to Centurion on April 20, 2022, was 380,952. Because Data443 still has some repayment obligations to fulfill under the Centurion Note, as of the filing date of these financial statements, the acquisition that is the subject of the Centurion Asset Purchase Agreement is still not completed. The Company is in communication with Centurion and they are both expecting the agreement to be completed in 2026.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements as of December 31, 2025 and 2024 include the accounts of the Company and its wholly-owned subsidiary, Data443 Risk Mitigation, Inc., a North Carolina operating company. All intercompany accounts and activities have been eliminated upon consolidation. These consolidated financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company had no cash equivalents at December 31, 2025 and 2024.

Accounts Receivable

Accounts receivable are recorded in accordance with ASC 310, “Receivables.” Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable.

Deferred Revenue

Deferred revenue mostly consists of service subscriptions received from users in advance of revenue recognition. The increase in the deferred revenue balance for the year ended December 31, 2025 and 2024 was driven by cash payments from customers in advance of satisfying our performance obligations, offset by revenue recognized that was included in the deferred revenue balance at the beginning of the period.

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

The Company recorded approximately $709,274 in share-based compensation expense for the year ended December 31, 2025, compared to approximately $924,894 in share-based compensation expense for the year ended December 31, 2024.

Determining the appropriate fair value model and the related assumptions requires judgment. During the year ended December 31, 2025 and 2024, the fair value of each option grant was estimated using a Black-Scholes option-pricing model.

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

For the year ended December 31, 2025 and 2024, respectively, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	Years Ended December 31,
	2025	2024
	(Shares)	(Shares)
Series A Preferred Stock	443,429,935	149,492,000
Stock options	864,887	864,887
Warrants	616,933	616,933
Total	444,911,755	150,973,820

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

NOTE 5: PROPERTY AND EQUIPMENT

The following table summarizes the components of the Company’s property and equipment as of the dates presented:

	December 31, 2025	December 31, 2024
Furniture and Fixtures	$6,103	$6,103
Computer Equipment	1,053,193	1,053,193
	1,059,296	1,059,296
Accumulated depreciation	(923,342)	(806,393)
Property and equipment, net of accumulated depreciation	$135,954	$252,903

Depreciation expense for the years ended December 31, 2025 and 2024, was $116,949 and $156,622, respectively, and recorded in general and administrative expenses.

During the years ended December 31, 2025 and 2024, the Company acquired property and equipment of $-0- and $-0-, respectively.

NOTE 6: INTELLECTUAL PROPERTY

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

On June 23, 2025, the Company entered into an Asset Purchase Agreement with Cogility Software Corporation (“CSC”) to acquire the intellectual property rights and certain assets collectively known as TacitRed™, a Silicon Valley based SaaS platform that continuously processes massive volumes of internet traffic and threat signals. The total purchase price of $2,600 consists of: (i) a $2,600 cash payment at closing.

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

The following table summarizes the components of the Company’s intellectual property as of the dates presented:

	December 31, 2025	December 31, 2024
Intellectual property:
WordPress® GDPR rights	$46,800	$46,800
ARALOC™	1,850,000	1,850,000
ArcMail License	1,445,000	1,445,000
DataExpressTM	1,388,051	1,388,051
FileFacetsTM	135,000	135,000
IntellyWP™	60,000	60,000
Resilient Network Systems	305,000	305,000
Cyren Engines	3,500,000	3,500,000
BreezeMail	5,152	-
TacitRed	2,600	-
	8,737,603	8,729,851
Accumulated amortization	(6,648,120)	(5,931,035)
Impairment	-	-
Intellectual property, net of accumulated amortization	$2,089,483	$2,798,816

The Company recognized amortization expense of approximately $717,085 and $727,000 for the years ended December 31, 2025 and 2024, respectively, recorded as general and administrative expense.

Based on the carrying value of definite-lived intangible assets as of December 31, 2025, we estimate our amortization expense for the next five years will be as follows:

Amortization
Year Ended December 31,	Expense
2026	701,551
2027	701,551
2028	684,612
2029	1,769
2,089,483

NOTE 7: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following table summarizes the components of the Company’s accounts payable and accrued liabilities as of the dates presented:

	December 31, 2025	December 31, 2024

Accounts payable	$2,609,215	$3,608,845
Credit cards	62,371	70,666
Accrued liabilities	2,832,486	2,240,477
Balance, end of year	$5,504,072	$5,919,988

NOTE 8: DEFERRED REVENUE

For the years ended December 31, 2025 and 2024, changes in deferred revenue were as follows:

	December 31, 2025	December 31, 2024
Balance, beginning of year	$2,305,453	$1,823,569
Deferral of revenue	2,184,180	3,053,183
Recognition of deferred revenue	(2,177,904)	(2,571,299)
Balance, end of year	$2,311,729	$2,305,453

As of December 31, 2025 and 2024, is classified as follows:

	December 31, 2025	December 31, 2024
Current	$1,362,867	$1,591,326
Non-current	948,862	714,127
Balance, end of year	$2,311,729	$2,305,453

NOTE 9: LEASES

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

Lease expense for operating leases generally consist of both fixed and variable components. Expense related to fixed lease payments are recognized on a straight-line basis over the lease term. Variable lease payments are generally expensed as incurred, where applicable, and include agreed-upon changes in rent, certain non-lease components, such as maintenance and other services provided by the lessor, and other charges included in the lease. Leases with an initial term of twelve months or less are not recorded on the balance sheet. We recognized total lease expense of approximately $25,852 and $381,104 for the years ended December 31, 2025 and 2024, respectively, primarily related to operating lease costs paid to lessors from operating cash flows. As of December 31, 2025 and 2024, the Company recorded security deposit of $1,792 and $29,467, respectively.

Finance lease

The Company leases computer and hardware under non-cancellable capital lease arrangements. The term of those capital leases is 3 years and annual interest rate is 12%. At December 31, 2025 and 2024, capital lease obligations included in current liabilities were $10,341 and $10,341, respectively, and capital lease obligations included in long-term liabilities were $-0- and $-0-, respectively. During the years ended December 31, 2025 and 2024, the Company paid interest expense of $-0- and $-0-, respectively.

At December 31, 2025, there were $10,341 future minimum lease payments under the finance lease obligations, are as follows:

Total

2026	10,341
Thereafter	-
10,341
Less: Imputed interest	-
Finance lease liabilities	10,341

Finance lease liability	10,341
Finance lease liability - non-current	$-

As of December 31, 2025 and 2024, finance lease assets are included in property and equipment as follows:

	December 31, 2025	December 31, 2024
Finance lease assets	$267,284	$267,284
Accumulated depreciation	(267,284)	(267,284)
Finance lease assets, net of accumulated depreciation	$-	$-

NOTE 10: CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

	December 31, 2025	December 31, 2024
Convertible Notes - Issued in fiscal year 2020	97,946	97,946
Convertible Notes - Issued in fiscal year 2021	508,440	508,440
Convertible Notes - Issued in fiscal year 2022	1,012,426	1,234,251
Convertible Notes - Issued in fiscal year 2023	1,854,584	1,854,584
Convertible Notes - Issued in fiscal year 2024	355,005	183,982
Convertible Notes - Issued in fiscal year 2025	2,200,000	-
	6,028,401	3,879,203
Less debt discount and debt issuance cost	(1,299)	(1,259)
	6,027,102	3,877,944
Less current portion of convertible notes payable	6,027,102	3,877,944
Long-term convertible notes payable	$-	$-

During the years ended December 31, 2025 and 2024, the Company recognized interest expense on convertible notes payable of $606,660 and $1,334,432, and amortization of debt discount, included in interest expense of $7,550 and $793,616, respectively.

Convertible note payable with outstanding balance of $508,440 matured on October 2023. The default annual interest rate of 16% becomes the effective interest rate on the past due principal. We are in communication with the lender.

Convertible note payable with outstanding balance of $44,085 matured on February 11, 2023. The default annual interest rate of 24% becomes the effective interest rate on the past due principal. We are in communication with the lender.

Convertible note payable with outstanding balance of $60,200 matured on February 11, 2023. The default annual interest rate of 24% becomes the effective interest rate on the past due principal. We are in communication with the lender.

Convertible note payable with outstanding balance of $6,475 matured on February 14, 2023. The default annual interest rate of 24% becomes the effective interest rate on the past due principal. We are in communication with the lender.

Convertible note payable with outstanding balance of $43,112 matured on March 1, 2023. The default annual interest rate of 24% becomes the effective interest rate on the past due principal. We are in communication with the lender.

Convertible note payable with outstanding balance of $58,554 matured on February 9, 2023. The default annual interest rate of 24% becomes the effective interest rate on the past due principal. We are in communication with the lender.

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

Conversion

During the year ended December 31, 2025, the Company converted notes with principal amounts and accrued interest of $269,303 into 334,852,315 shares of common stock.

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

As of December 31, 2025, $97,946 notes that were issued in fiscal year 2020 were outstanding.

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

As of December 31, 2025, $508,440 notes that were issued in fiscal year 2021 were outstanding.

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

As of December 31, 2025, $1,012,426 notes that were issued in fiscal year 2022 were outstanding.

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

As of December 31, 2025, $1,854,584 notes that were issued in fiscal year 2023 were outstanding.

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

As of December 31, 2025, $-0- notes that were issued in fiscal year 2024 were outstanding.

Promissory Notes - Issued in fiscal year 2025

During the year ended December 31, 2024, we issued convertible promissory notes with principal amounts totaling $2,376,700, which resulted in cash proceeds of $145,000 after deducting a financing fee of $31,700. The 2025 Convertible Notes have the following key provisions:

●	Terms ranging from 9 to 12 months.

●	Annual interest rates of 10% and 12%.

●	Convertible at the option of the holders after varying dates.

●	Conversion price based on a formula corresponding to a discount (39% discount) off the lowest trading price of our Common Stock for the 10 prior trading days including the day on which a notice of conversion is received.

As of December 31, 2025, $2,297,905 notes that were issued in fiscal year 2025 were outstanding.

NOTE 11: NOTES PAYABLE

Notes payable consists of the following:

	December 31, 2025	December 31, 2024	Maturity	Interest Rate
Economic Injury Disaster Loan - originated in May 2020	$500,000	$500,000	30 years	3.75%
Promissory note - originated in February 2021	1,305,373	1,305,373	5 years	4.0%
Promissory note - originated in April 2021 (1)	676,693	676,693	1 year	12%
Promissory note - originated in July 2021 (1)	282,000	282,000	1 year	12%
Promissory note - originated in September 2021	7,940	18,855	$1,383.56 monthly payment for 60 months	28%
Promissory note - originated in April 2022	22,064	44,792	$1,695.41 monthly payment for 36 months	16.0%
Promissory note - originated in July 2022	18,629	34,597	$1,485.38 monthly payment for 60 months	18%
Promissory note - originated in July 2022	-	42,848	$3,546.87 monthly payment for 36 months	10%
Promissory note - originated in August 2022	9,314	15,534	$589.92 monthly payment for 60 months	8%
Promissory note - originated in October 2022	502,907	786,397	$1,749.00 daily payment for 30 days	66%
Promissory note - originated in January 2023	464	2,664	$237.03 monthly payment for 36 months	25%
Promissory note - originated in March 2023	52,322	35,678	$1,521.73 monthly payment for 60 months	18%
Promissory note - originated in March 2023	1,652	7,836	$559.25 monthly payment for 36 months	17%
Promissory note - originated in April 2023	21,115	21,115	$3,999.00 monthly payment for 12 months	12%
Promissory note - originated in April 2023	23,054	23,054	$3,918.03 monthly payment for 12 months	6%
Promissory note - originated in August 2023	4,570	11,371	36 months	14%
Promissory note - originated in December 2023	799,250	1,175,000	12 months	10%
Promissory note - originated in November 2025	175,000	-	3 months	25%
	4,402,347	5,275,473
Less debt discount and debt issuance cost	(282,718)	(528,132)
	4,119,629	4,747,341
Less current portion of promissory notes payable	2,566,177	3,340,492
Long-term promissory notes payable	$1,553,452	$1,406,849

(1)	Note payable with outstanding balance of $676,693 matured on April 22, 2022. Note payable with outstanding balance of $282,000 matured on July 27, 2022. The default annual interest rate of 16% becomes the effective interest rate on the past due principal and interest. We are in communication with the lender.

During the years ended December 31, 2025 and 2024, the Company recognized interest expense on notes payable of $502,807 and $2,754,405, and amortization of debt discount, included in interest expense of $245,414 and $1,319,121, respectively.

During the years ended December 31, 2025 and 2024, the Company issued a total of $-0- and $-0-, less discount of $-0- and $-0- and repaid $787,249 and $871,932, respectively.

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

On August 8, 2025, the Company amended its Articles of Incorporation to increase the number of shares of authorized common stock to 4,443,443,443.

Preferred Stock

As of December 31, 2025, we are authorized to issue 443,443,443 of Series A Preferred Stock with par value of $0.001.

Each share of Series A is the equivalent of 15,000 shares of Common Stock. Our Chief Executive Officer, Jason Remillard, holds 443,429,935 shares of our Series A Preferred Stock. Through his ownership of Series A Preferred Shares, Mr. Remillard has voting control over all matters to be submitted to a vote of our shareholders.

During the year ended December 31, 2024 Chief Executive Officer, Jason Remillard converted 400 Series A Preferred Stock into 400,000 common stock.

As of December 31, 2025 and December 31, 2024, 443,429,935 and 149,492 shares of Series A were issued and outstanding, respectively.

As of December 31, 2025, we are authorized to issue 80,000 of Series B Preferred Stock with a par value of $10.00

Each share of Series B Preferred Stock (i) is convertible into Common Stock at a price per share equal to sixty one percent (61%) of the lowest price for our Common Stock during the twenty (20) days of trading preceding the date of the conversion; (ii) earns dividends at the rate of nine percent (9%) per annum; and, (iii) has no voting rights.

As of December 31, 2025 and December 31, 2024, -0- and -0- shares of Series B were issued and outstanding, respectively.

Common Stock

As of December 31, 2025, the Company is authorized to issue 4,443,443,443 shares of common stock with a par value of $0.001. All shares have equal voting rights, are non-assessable, and have one vote per share. The total number of shares of Company common stock issued and outstanding as of December 31, 2025 and 2024, respectively, was 729,044,931 and 1,150,223 shares, respectively.

During the year ended December 31, 2025, we issued Common Stock as follows:

●	354,685,648 shares issued for conversion of debt;
●	13,000,000 shares issued for conversion of Series A preferred stock;
●	892,860 shares issued for stock-based compensation;
●	307,316,200 shares issued pursuant to a cashless warrant agreement;
●	52,000,000 shares issued for cash proceeds pursuant to Reg A sale.

During the year ended December 31, 2024, we issued Common Stock as follows:

●	477,349 shares issued for conversion of debt;
●	400,000 shares issued for conversion of Series A preferred stock;

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

A summary of activity during the period ended December 31, 2025 follows:

Weighted Average
	Shares	Exercise Price
Outstanding, December 31, 2023	616,934	$8.03
Granted		-
Reset feature	-	-
Exercised	-	-
Forfeited/canceled	-	-
Outstanding, December 31, 2024	616,934	$8.03
Granted	-	-
Reset feature	-	-
Exercised	-	-
Forfeited/canceled	-	-
Outstanding, December 31, 2025	616,934	$8.03

The following table summarizes information relating to outstanding and exercisable warrants as of December 31, 2025:

Exercisable Warrants Outstanding
	Weighted Average Remaining
Number of Warrants	Contractual life (in years)	Weighted Average Exercise Price
10	.95	$96,000.00
12	1.31	$72,000.00
26	1.57	$21,600.00
5	1.75	$21,600.00
55	1.80	$5,929.10
124	1.98	$4,464.00
32	2.36	$3,600.00
3	2.36	$3,600.00
270,833	-	$0.60
250,000	-	$0.60
54,167	-	$0.60
41,667	-	$0.60
616,934	1.88	$5.09

NOTE 13: INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and deferred tax liabilities are as follows as of December 31:

	December 31, 2025	December 31, 2024

Non-operating loss carryforward	$8,258,000	$7,680,000
Valuation allowance	(8,258,000)	(7,680,000)
Net deferred tax asset	$-	$-

The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. During 2025 the valuation allowance increased by $578,000. The Company has net operating and economic loss carry-forwards of approximately $35,870,000 available to offset future federal and state taxable income.

A reconciliation between expected income taxes, computed at the federal income tax rate of 21% applied to the pretax accounting loss, and our blended state income tax rate of 2.0%, and the income tax net expense included in the consolidated statements of operations for the years ended December 31, 2025 and 2024 is as follows:

	Years Ended December 31,
	2025	2024

Loss for the year	$(2,567,743)	$(6,087,182)

Income tax (recovery) at statutory rate	$(539,000)	$(1,266,000)
State income tax expense, net of federal tax effect	(51,000)	(121,000)
Permanent difference and other	12,000	384,000
Change in valuation allowance	578,000	1,003,000
Income tax expense per books	$-	$-

The effective tax rate of 0% differs from our statutory rate of 21% primarily due to the effect of non-deductible income and expenses. Tax returns for the years ended 2013 – 2025, are subject to review by the tax authorities.

NOTE 14: SHARE-BASED COMPENSATION

Stock Options

During the years ended December 31, 2025 and 2024, the Company granted options for the purchase of the Company’s common stock to certain employees, consultants and advisors as consideration for services rendered. The terms of the stock option grants are determined by the Company’s Board of Directors. The Company’s stock options generally vest upon the one-year or two-year anniversary date of the grant and have a maximum term of ten years.

The following summarizes the stock option activity for the years ended December 31, 2025 and 2024:

	Options	Weighted-Average
	Outstanding	Exercise Price
Balance as of December 31, 2023	850,775	1.24
Grants	-	-
Exercised	-	-
Cancelled	864,887	$1.25
Balance as of December 31, 2024	850,775	1.24
Grants	-	-
Exercised	-	-
Cancelled	-	-
Balance as of December 31, 2025	864,887	$1.24

The weighted average grant date fair value of stock options granted during the years ended December 31, 2025 and 2024 was $1.24 and $1.24, respectively. The total fair value of stock options that granted during the year ended December 31, 2025 and 2024 was approximately $-0 - and $1,055,849, respectively. The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions for stock options granted during the year ended December 31, 2025 and 2024:

	2025	2024
Expected term (years)	5	5
Expected stock price volatility	440.00%	220.36%
Weighted-average risk-free interest rate	4.25%	4.169%
Expected dividend	$0.00	$0.00

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

The following summarizes certain information about stock options vested and expected to vest as of December 31, 2025:

		Weighted-Average
	Number of	Remaining Contractual Life	Weighted-Average
	Options	(In Years)	Exercise Price
Outstanding	864,887	8.4	$6.15
Exercisable	22,509	5.15	$32.89
Expected to vest	842,378	8.42	$1.54

As of December 31, 2025 and 2024, there was $269,211 and $644,886, respectively, of total unrecognized compensation cost related to non-vested stock-based compensation arrangements which is expected to be recognized within the next year.

Restricted Stock Awards

During the years ended December 31, 2025 and 2024, the Company issued restricted stock awards for shares of common stock which have been reserved for the holders of the awards. Restricted stock awards were issued to certain consultants and advisors as consideration for services rendered. The terms of the restricted stock units are determined by the Company’s Board of Directors. The Company’s restricted stock shares generally vest over a period of one year and have a maximum term of ten years.

The following summarizes the restricted stock activity for the years ended December 31, 2025 and 2024:

		Weighted-Average
	Shares	Fair Value
Balance as of December 31, 2023	20,214	225,639
Shares of restricted stock granted	73,258	180,000
Exercised	-	-
Cancelled	88,184	360,000
Balance as of December 31, 2024	5,288	314,361
Shares of restricted stock granted	-	-
Exercised	-	-
Cancelled	-	-
Balance as of December 31, 2025	5,288	314,361

Number of Restricted Stock Awards	December 31, 2025	December 31, 2024
Vested	413,862	413,862
Non-vested	-	-

As of December 31, 2025 and 2024, there was $-0- of total unrecognized compensation cost related to non-vested stock-based compensation, which is expected to be recognized over the next year.

NOTE 15: INTEREST EXPENSE

For the years ended December 31, 2025 and 2024, the Company recorded interest expense as follows:

	Year ended	Year ended
	December 31, 2025	December 31, 2024
Interest expense - convertible notes	$599,110	$540,816
Interest expense - notes payable	257,393	622,154
Interest expense - notes payable - related party	-	86,328
Other	138,191	174,002
Amortization of debt discount	252,964	1,319,121
	$1,247,658	$2,742,421

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

During the year ended December 31, 2025, we borrowed $-0- from our CEO and $-0- from our CFO. Our CEO paid operating expenses of $118,372 on our behalf and we repaid $132,502 to our CEO.

During the year ended December 31, 2024, we borrowed $-0- from our CEO and $-0- from our CFO. Our CEO paid operating expenses of $260,648 on our behalf and we repaid $356,041 to our CEO.

As of December 31, 2025 and December 31, 2024, we owed $141,958 and $144,303, respectively, to related parties.

NOTE 17: SUBSEQUENT EVENTS

In accordance with ASC 855-10, “Subsequent Events”, we analyzed our operations subsequent to December 31, 2025 to April 15, 2026, the date when these consolidated financial statements were issued.

●	On January 9, 2026, we issued 36,379,342 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $8,877 of accrued interest.
●	On January 12, 2026, we issued 36,000,000 shares of Common Stock to Auctus Fund, LLC pursuant to a cashless warrant agreement with Auctus Fund, LLC.
●	On January 20, 2026, we issued 39,991,071 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $9,758 of accrued interest.
●	On January 22, 2026, we issued 39,991,000 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $9,758 of accrued interest.
●	On January 28, 2026, we issued 43,982,000 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $10,732 of accrued interest.
●	On January 30, 2026, we issued 43,981,000 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $10,732 of accrued interest.
●	On February 3, 2026, we issued 46,176,000 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $11,267 of accrued interest.
●	On February 3, 2026, the Company issued convertible note a total of $98,400, which the term of notes is 6 months. Note is convertible at the option of the holder at any time and conversion price are Conversion price is 61% multiplied by the Market Price the lowest Trading Price for the Common Stock during the fifteen (15) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.
●	On February 4, 2026, we issued 46,175,000 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $11,267 of accrued interest.
●	On March 6, 2026, we issued 52,900,000 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $12,908 of accrued interest.
●	On March 6, 2026, we issued 106,000,000 shares of Common Stock to Quick Capital, LLC pursuant to an agreement with Quick Capital, LLC, in exchange for $2,911 of principal and $2,249 of accrued interest.
●	On March 10, 2026, we issued 52,800,000 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $12,883 of accrued interest.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: April 15, 2026	DATA443 RISK MITIGATION, INC.

	BY:	/s/ Jason Remillard
Jason Remillard,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATED

/s/ Jason Remillard	Chairman of the Board;	April 15, 2026
Jason Remillard	Chief Executive Officer

/s/ Greg McCraw	Chief Financial Officer	April 15, 2026
Greg McCraw

67