Form 10-Q
period 2026-03-31
Data443 Risk Mitigation, Inc.
filed 2026-05-14
CIK 1068689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2026

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

Yes ☐ No ☒

The outstanding number of shares of common stock as of May 14, 2026 was 1,313,420,344.

DATA443 RISK MITIGATION, INC.

FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DATA443 RISK MITIGATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$40,812	$197,364
Accounts receivable, net	98,695	91,686
Prepaid expense and other current assets	550,000	1,150,000
Total current assets	689,507	1,439,050

Property and equipment, net	108,607	135,954
Advance payment for acquisition	2,726,188	2,726,188
Intellectual property, net of accumulated amortization	1,927,370	2,089,483
Deposits	1,792	1,792
Total Assets	$5,453,464	$6,392,467

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	5,563,149	5,504,072
Deferred revenue	1,433,112	1,362,867
Interest payable	2,694,280	2,592,472
Notes payable, net of unamortized discount	2,990,455	2,566,177
Convertible notes payable, net of unamortized discount	6,023,875	6,027,102
Due to a related party	127,678	141,958
Finance lease liability	10,341	10,341
Total Current Liabilities	18,842,890	18,204,989

Series B Preferred Stock, 80,000 shares designated; $0.001 par value; Stated value $10.00, 0 and 0 shares issued and outstanding, net of discount, respectively		-
Notes payable, net of unamortized discount - non-current	1,041,135	1,553,452
Deferred revenues - non-current	679,319	948,862
Total Liabilities	20,563,344	20,707,303

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred stock: 443,443,443 authorized; $0.001 par value Series A Preferred Stock, 443,443,443 shares designated; $0.001 par value; 443,429,935 and 443,429,935 shares issued and outstanding, respectively	149	149
Common stock: 4,443,443,443 authorized; $0.001 par value; 1,313,420,344 and 729,044,931 shares issued and outstanding, respectively	1,374,741	790,366
Additional paid in capital	48,840,497	49,206,410
Accumulated deficit	(65,325,267)	(64,311,761)
Total Stockholders’ Deficit	(15,109,880)	(14,314,836)
Total Liabilities and Stockholders’ Deficit	$5,453,464	$6,392,467

See the accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

DATA443 RISK MITIGATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025

Revenue	$1,017,380	$1,166,589
Cost of revenue	850,851	373,150
Gross profit	166,529	793,439

Operating expenses
General and administrative	862,838	1,116,793
Sales and marketing	18,673	18,924
Total operating expenses	881,511	1,135,717

Net loss from operations	(714,982)	(342,278)

Other income (expense)
Interest expense	(469,334)	(331,293)
Gain (loss) on settlement of debt	171,490	-
Gain (loss) on foreign currency exchange	(680)	(3,093)
Total other expense	(298,524)	(334,386)
		-
Loss before income taxes	(1,013,506)	(676,664)
Provision for income taxes		-
Net loss attributable to common stockholders	$(1,013,506)	$(676,664)

Basic and diluted loss per Common Share	$(0.001)	$(.01)
Basic and diluted weighted average number of common shares outstanding	1,313,420,344	102,163,687

See the accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

DATA443 RISK MITIGATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

Three Months Ended March 31, 2026

	Series A				Additional		Total
	Preferred Stock		Common stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2025	149,492	149	729,044,931	790,366	49,206,410	(64,311,761)	(14,314,836)

Common stock issued for conversion of debt	-	-	508,375,413	508,375	(403,835)	-	104540
Common stock issued for exercised cashless warrant	-	-	76,000,000	76,000	(76,000)	-	-
Stock-based compensation	-	-	-	-	113,922	-	113,922
Net loss	-	-				(1,013,506)	(1,013,506)
Balance – March 31, 2026	149,492	$149	1,313,420,344	1,374,741	48,840,497	(65,325,267)	(15,109,880)

Three Months Ended March 31, 2025

	Series A				Additional		Total
	Preferred Stock		Common stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2024	149,492	$149	1,150,223	$62,472	$48,592,764	$(61,744,018)	$(13,088,633)

Common stock issued for conversion of preferred stock	(13,000)	(13)	13,000,000	13,000	(12,987)	-	-
Common stock issued for conversion of debt	-	-	87,120,604	87,121	151,262	-	283,383
Common stock issued for service	-	-	892,860	893	49107	-	50,000
Stock-based compensation	11,953	12	-	7	356,696	-	356,715
Net loss	-	-				(676,664)	(676,664)
Balance – March 31, 2025	148,445	$148	102,163,687	163,493	49,136,842	(62,420,682)	(13,120,199)

See the accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

DATA443 RISK MITIGATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,013,506)	$(676,664)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	113,922	406,715
Depreciation and amortization	202,960	206,169
Amortization of debt discount	141,584	54,115
Changes in operating assets and liabilities:
Accounts receivable	(7,009)	(123,610)
Prepaid expenses and other assets	600,000	-
Accounts payable and accrued liabilities	59,077	106,651
Deferred revenue	(199,298)	(276,897)
Interest payable	(67,563)	139,191
Net Cash used in by Operating Activities	(169,833)	(164,330)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	(13,500)	-
Net Cash used in Investing Activities	(13,500)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable	82,000	132,500
Repayment of convertible notes payable	(90,086)	(50,000)
Proceeds from issuance of notes payable	230,750	-
Repayment of notes payable	(181,604)	(75,310)
Proceeds from related parties	23,414	6,583
Repayment to related parties	(37,693)	-
Net Cash used in Financing Activities	26,781	13,773

Net change in cash	(156,552)	(150,557)
Cash, beginning of period	197,364	168,208
Cash, end of period	$40,812	$17,651

Supplemental cash flow information
Cash paid for interest	$56,512	$89,557

Non-cash Investing and Financing transactions:
Settlement of convertible notes payable through issuance of common stock	$2,911	$238,383
Common stock issued for exercised cashless warrants	$76,000	$-
Conversion of Series A Preferred stock	$-	$13,000

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

Advance Payment for Acquisition

On January 19, 2022, we entered into an Asset Purchase Agreement with Centurion Holdings I, LLC (“Centurion”) to acquire the intellectual property rights and certain assets collectively known as Centurion SmartShield Home and SmartShield Enterprise, patented technology that protects and recovers devices in the event of ransomware attacks. The total purchase price of $3,400,000 consists of: (i) a $250,000 cash payment at closing; (ii) a $2,900,000 promissory note issued by Data443 in favor of Centurion (“Centurion Note”); and (iii) $250,000 in the form of a contingent payment. The Centurion Note matures January 19, 2027 but provides that Data443’s repayment obligation would accelerate on the occurrence of certain events. One of those events was a financing event that did not occur within the originally anticipated timeframe. If that event had occurred, then Data443’s repayment obligation would have been to repay the balance of the outstanding principal and interest as follows: (i) $500,000 of the then-outstanding amount due in cash; and (ii) the remaining balance, at Data443’s option, in Common stock or a combination of Common stock and cash, with the number of shares of Common stock to be determined according to a specified formula. In April 2022, Data443 and Centurion agreed that, even though the trigger for this acceleration event did not occur, Data443 would issue shares of Common stock to Centurion in an amount then-equivalent to $2,400,000, as partial repayment of the obligation due under the Centurion Note. The number of shares of Common stock Data443 issued to Centurion on April 20, 2022, was 380,952. Because Data443 still has some repayment obligations to fulfill under the Centurion Note, as of the filing date of these financial statements, the acquisition that is the subject of the Centurion Asset Purchase Agreement is still not completed, and is expected to be completed in 2026.

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, we have included all adjustments considered necessary for a fair presentation and such adjustments are of a normal recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2025 and notes thereto and other pertinent information contained in our Form 10-K as filed with the SEC on April 15, 2026. The results of operations for the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2026.

Basis of Consolidation

The accompanying unaudited consolidated financial statements as of March 31, 2026 include our accounts and those of our wholly-owned subsidiary, Data 443 Risk Mitigation, Inc., a North Carolina operating company. These unaudited consolidated financial statements have been prepared on the accrual basis of accounting in accordance with US GAAP. All inter company balances and transactions have been eliminated in consolidation.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current presentation. These reclassifications had no impact on net earnings (loss) or and financial position.

Accounts Receivable

Trade receivables are generally recorded at the invoice amount mostly for a one-year period, net of an allowance for credit loss. For the three months ended March 31, 2026, and March 31, 202, we recorded bad debt expense of $0 and $0, respectively

Stock-Based Compensation

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

We recorded approximately $113,922 in stock-based compensation expense for the three months ended March 31, 2026, compared to $356,715 in stock-based compensation expense for the three months ended March 31, 2025. Determining the appropriate fair value model and the related assumptions requires judgment. During the three months ended March 31, 2026, the fair value of each option grant was estimated using a Black-Scholes option-pricing model. The expected volatility represents the historical volatility of our publicly traded common stock. Due to limited historical data, we calculate the expected life based on the mid-point between the vesting date and the contractual term which is in accordance with the simplified method. The expected term for options granted to nonemployees is the contractual life. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of stock options. We have not paid and do not anticipate paying cash dividends on our shares of Common stock; therefore, the expected dividend yield is assumed to be zero.

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

For the three months ended March 31, 2025 and 2024, respectively, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive:

	Three Months Ended
	March 31,
	2026	2025
	(Shares)	(Shares)
Series A Preferred Stock	443,429,935	148,445,000
Stock options	864,887	864,887
Warrants	616,933	754,200
Total	444,911,755	150,064,087

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

NOTE 3: PROPERTY AND EQUIPMENT

The following table summarizes the components of our property and equipment as of the dates presented:

	March 31,	December 31,
	2026	2025
Furniture and Fixtures	$6,103	$6,103
Computer Equipment	1,053,193	1,053,193
	1,059,296	1,059,296
Accumulated depreciation	(950,689)	(923,342)
Property and equipment, net of accumulated depreciation	$108,607	$135,954

Depreciation expense for the three months ended March 31, 2026 and 2025, was $27,347 and $29,313, respectively.

During the three months ended March 31, 2026 and 2025, we purchased property and equipment of $-0- and $-0-, respectively.

NOTE 4: INTELLECTUAL PROPERTY

The following table summarizes the components of our intellectual property as of the dates presented:

	March 31, 2026	December 31, 2025
Intellectual property:
WordPress® GDPR rights	$46,800	$46,800
ARALOC™	1,850,000	1,850,000
ArcMail License	1,445,000	1,445,000
DataExpressTM	1,388,051	1,388,051
FileFacetsTM	135,000	135,000
IntellyWP™	60,000	60,000
Resilient Network Systems	305,000	305,000
Cyren Engines	3,500,000	3,500,000
Breezemail	5,153	5,152
TacitRed	2,600	2,600
Vaikora	13,500	-
	8,751,104	8,737,603
Accumulated amortization	(6,823,734)	(6,648,120)
Impairment	-	-
Intellectual property, net of accumulated amortization	$1,927,370	$2,089,483

We recognized amortization expense of $175,613 and $182,008 for the three months ended March 31, 2026, and 2025, respectively.

Based on the carrying value of definite-lived intangible assets as of March 31, 2026, we estimate our amortization expense for the next five years will be as follows:

Amortization
Year Ended December 31,	Expense
2026 (excluding the three months ended March 31, 2026)	528,638
2027	704,251
2028	645,918
2029 and thereafter	48,563
1,927,370

NOTE 5: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following table summarizes the components of our accounts payable and accrued liabilities as of the dates presented:

	March 31,	December 31,
	2026	2025
Accounts payable	$2,465,745	$2,609,215
Credit cards	60,422	62,371
Accrued liabilities	3,036,982	2,832,486
	$5,563,149	$5,504,072

NOTE 6: DEFERRED REVENUE

For the three months ended March 31, 2026 and as of December 31, 2025, changes in deferred revenue were as follows:

	March 31,	December 31,
	2026	2025
Balance, beginning of period	$2,311,729	$2,305,453
Deferral of revenue	299,772	2,184,180
Recognition of deferred revenue	(499,070)	(2,177,904)
Balance, end of period	$2,112,431	$2,311,729

As of March 31, 2025 and December 31, 2024, deferred revenue is classified as follows:

	March 31,	December 31,
	2025	2024
Current	$1,433,112	$1,362,867
Non-current	679,319	948,862
	$2,112,431	$2,311,729

NOTE 7: LEASES

Operating lease

At March 31, 2026, future minimum lease payments under operating leases that have initial noncancelable lease terms in excess of one year was $-0-.

Financing leases

We lease computer and hardware under non-cancellable finance leases. The term of those finance leases is 3 years and annual interest rate is 12%. At March 31, 2026 and December 31, 2025, the finance lease obligations included in current liabilities were $10,341 and $10,341, respectively, and finance lease obligations included in long-term liabilities were $0 and $0, respectively. The lease is not in default and there are no penalties and the company does not have to return the equipment in use. As of March 31, 2026 and December 31, 2025, we recorded a security deposit of $0.

At March 31, 2026, future minimum lease payments under the finance lease obligations, are as follows:

Total

2026	10,341
Thereafter	-
10,341
Less: Imputed interest	-
Finance lease liabilities	10,341

Finance lease liability	10,341
Finance lease liability - non-current	$-

As of March 31, 2026 and December 31 2025, finance lease assets are included in property and equipment as follows:

	March 31,	December 31,
	2026	2025
Finance lease assets	$267,284	$267,284
Accumulated depreciation	(267,284)	(267,284)
Finance lease assets, net of accumulated depreciation	$-	$-

NOTE 8: CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

	March 31,	December 31,
	2026	2025
Convertible Notes - Issued in fiscal year 2020	97,946	97,946
Convertible Notes - Issued in fiscal year 2021	508,440	508,440
Convertible Notes - Issued in fiscal year 2022	1,002,216	1,012,426
Convertible Notes - Issued in fiscal year 2023	1,854,584	1,854,584
Convertible Notes - Issued in fiscal year 2024	303,437	355,005
Convertible Notes - Issued in fiscal year 2025	2,200,000	2,200,000
Convertible Notes - Issued in fiscal year 2026	67,091	-
	6,033,715	6,028,401
Less debt discount and debt issuance cost	(9,840)	(1,299)
	6,023,875	6,027,102
Less current portion of convertible notes payable	6,023,875	6,027,102
Long-term convertible notes payable	$-	$-

During the three months ended March 31, 2026 and 2025, we recognized interest expense of $167,402 and $148,482, respectively, and amortization of debt discount expense of $7,769 and $1,915, respectively.

Conversion

During the three months ended March 31, 2026, we converted notes with principal amounts and accrued interest of $104,540 into 508,375,413 shares of common stock.

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

Convertible note payable with outstanding balance of $40,025 matured on February 11, 2023. The default annual interest rate of 24% becomes the effective interest rate on the past due principal. We are in communication with the lender.

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

Convertible note payable with outstanding balance of $52,404 matured on February 9, 2023. The default annual interest rate of 24% becomes the effective interest rate on the past due principal. We are in communication with the lender.

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

Promissory Notes - Issued in fiscal year 2026

For the three months ended March 31, 2026, we issued convertible promissory notes with principal amounts totaling $98,400, which resulted in cash proceeds of $75,000 after deducting a financing fee of $16,400. The 2025 Convertible Notes have the following key provisions:

●	Terms of 12 months.

●	Annual interest rates of 12%.

●	Convertible at the option of the holders after varying dates.

●	Conversion price based on a formula corresponding to a discount (20% or 30% discount) off the lowest trading price of our Common Stock for the 20 prior trading days including the day on which a notice of conversion is received.

●	As of the three months ended March 31, 2025, there were no derivative liabilities.

NOTE 9: NOTES PAYABLE

Notes payable consists of the following:

	March 31, 2026	December 31, 2025	Maturity	Interest Rate
Economic Injury Disaster Loan - originated in May 2020	$500,000	$500,000	30 years	3.75%
Promissory note - originated in February 2021	1,305,373	1,305,373	5 years	4.0%
Promissory note - originated in April 2021 (1)	676,693	676,693	1 year	12%
Promissory note - originated in July 2021 (1)	282,000	282,000	1 year	12%
Promissory note - originated in September 2021	4,963	7,940	$1,383.56 monthly payment for 60 months	28%
Promissory note - originated in April 2022	17,802	22,064	$1,695.41 monthly payment for 36 months	16.0%
Promissory note - originated in July 2022	15,635	18,629	$1,485.38 monthly payment for 60 months	18%
Promissory note - originated in August 2022	7,879	9,314	$589.92 monthly payment for 60 months	8%
Promissory note - originated in October 2022	374,907	502,907	$1,749.00 daily payment for 30 days	66%
Promissory note - originated in January 2023	-	464	$237.03 monthly payment for 36 months	25%
Promissory note - originated in March 2023	49,040	52,322	$1,521.73 monthly payment for 60 months	18%
Promissory note - originated in March 2023	-	1,652	$559.25 monthly payment for 36 months	17%
Promissory note - originated in April 2023	21,115	21,115	$3,999.00 monthly payment for 12 months	12%
Promissory note - originated in April 2023	23,054	23,054	$3,918.03 monthly payment for 12 months	6%
Promissory note - originated in August 2023	3,062	4,570	36 months	14%
Promissory note - originated in December 2023	699,250	799,250	12 months	10%
Promissory note - originated in November 2025	-	175,000	3 months	25%
Promissory note - originated in March 2026	297,021	-	3 months	25%
	4,277,794	4,402,347
Less debt discount and debt issuance cost	(246,204)	(282,718)
	4,027,591	4,119,629
Less current portion of promissory notes payable	2,990,455	2,566,177
Long-term promissory notes payable	$1,041,135	$1,553,452

During the three months ended March 31, 2026 and 2025, we recognized interest expense of $300,995 and $112,783, and amortization of debt discount, included in interest expense of $133,814 and $52,200, respectively.

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

Preferred Stock

As of March 31, 2026, we are authorized to issue 443,443,443 of Series A Preferred Stock with par value of $0.001.

Each share of Series A is the equivalent of 15,000 shares of Common Stock. Our Chief Executive Officer, Jason Remillard, holds 443,429,935 shares of our Series A Preferred Stock. Through his ownership of Series A Preferred Shares, Mr. Remillard has voting control over all matters to be submitted to a vote of our shareholders.

During the year ended December 31, 2025 Chief Executive Officer, Jason Remillard converted 13 Series A Preferred Stock into 13,000,000 common stock.

As of March 31, 2026 and December 31, 2025, 443,429,935 and 443,429,935 shares of Series A were issued and outstanding, respectively.

As of March 31, 2026, we are authorized to issue 80,000 of Series B Preferred Stock with a par value of $10.00

Each share of Series B Preferred Stock (i) is convertible into Common Stock at a price per share equal to sixty one percent (61%) of the lowest price for our Common Stock during the twenty (20) days of trading preceding the date of the conversion; (ii) earns dividends at the rate of nine percent (9%) per annum; and, (iii) has no voting rights.

As of March 31, 2026 and December 31, 2025, -0- and -0- shares of Series B were issued and outstanding, respectively.

Common stock

As of March 31, 2026, we are authorized to issue 4,443,443,443 shares of Common stock with a par value of $0.001. All shares have equal voting rights, are non-assessable, and have one vote per share.

During the three months ended March 31, 2026, we issued Common stock as follows:

●	508,375,413 shares issued for conversion of debt;
●	76,000,000 shares issued pursuant to a cashless warrant agreement;

As of March 31, 2026 and December 31, 2025, 1,313,420,344 and 729,044,931 shares of Common stock were issued and outstanding, respectively.

Warrants

A summary of activity during the three months ended March 31, 2025 follows:

	Warrants Outstanding
		Weighted Average
	Shares	Exercise Price
Outstanding, December 31, 2025	616,934	$8.03
Granted	-	-
Exercised	-	-
Forfeited/canceled	-	-
Outstanding, March 31, 2026	616,934	$8.03

During the three months ended March 31, 2026, 76,000,000 warrants were exercised cashless and we issued 76,000,000 shares of Common stock as a result.

The following table summarizes information relating to outstanding and exercisable warrants as of March 31, 2026:

Exercisable Warrants Outstanding
	Weighted Average Remaining
Number of Warrants	Contractual life (in years)	Weighted Average Exercise Price
12.06		$72,000.00
26.32		$21,600.00
5.50		$21,600.00
55.55		$5,929.10
124.73		$4,464.00
32	1.11	$3,600.00
3	1.11	$3,600.00
270,833	-	$0.60
250,000	-	$0.60
54,167	-	$0.60
41,667	-	$0.60
616,934.53		$8.03

NOTE 12: STOCK-BASED COMPENSATION

Stock Options

During the three months ended March 31, 2026, we granted options for the purchase of our Common stock to certain employees as consideration for services rendered. The terms of the stock option grants are determined by our Board of Directors. Our stock options generally vest upon the one-year anniversary date of the grant and have a maximum term of ten years.

The following summarizes the stock option activity for the three months ended March 31, 2026:

	Options Outstanding	Weighted- Average Exercise Price
Balance as of December 31, 2025	864,887	$1.25
Grants	-	-
Exercised	-	-
Cancelled	-	-
Balance as of March 31, 2026	864,887	$1.25

The following summarizes certain information about stock options vested and expected to vest as of March 31, 2026:

	Number of Options	Weighted- Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price
Outstanding	864,887	9.14	$6.15
Exercisable	22,509	8.17	$32.89
Expected to vest	842,378	9.14	$1.54

As of March 31, 2026 and December 31, 2025, there was $113,923 and $371,960, respectively, of total compensation costs related to non-vested stock-based compensation arrangements which we expect to recognized within the next 12 months.

Restricted Stock Awards

The following summarizes the restricted stock activity for the three months ended March 31, 2026:

		Weighted- Average
	Shares	Fair Value
Balance as of December 31, 2025	5,288	$314,361
Shares of restricted stock granted	-	-
Exercised	-	-
Cancelled	-	-
Balance as of March 31, 2026	5,288	$314,361

Number of Restricted Stock Awards	March 31, 2026	December 31, 2025
Vested	413,862	413,862
Non-vested	-	-

NOTE 13: INTEREST EXPENSE

For the three months ended March 31, 2025 and 2024 , the Company recorded interest expense as follows:

	Three Months	Three months
	March 31, 2026	March 31, 2025
Interest expense - convertible notes	$159,633	$148,482
Interest expense - notes payable	102,731	60,583
Other	73,156	68,113
Amortization of debt discount	141,583	54,115
	$477,103	$331,293

NOTE 14: RELATED PARTY TRANSACTIONS

Jason Remillard is our president and Chief Executive Officer and the sole director. Through his ownership of Series A Preferred Shares, Mr. Remillard has voting control over all matters to be submitted to a vote of our shareholders.

During the three months ended March 31, 2026, the Company borrowed $-0- from our CEO, our CEO paid operating expenses of $23,414 on behalf of the Company and the Company repaid $32,693 to our CEO.

As of March 31, 2026 and December 31, 2025, we had due to related party transactions in the amounts of $127,678 and $141,958, respectively.

NOTE 15: SUBSEQUENT EVENTS

The Company does not have any events subsequent to March 31, 2026, through May 14, 2026, the date the financial statements were issued for disclosure consideration, except for the following:

●	On May 4, 2026, we entered into a factoring agreement to finance certain accounts receivable for a term of 30 days.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition for the three months ended March 31, 2026 and for the year ended December 31, 2025 should be read in conjunction with our consolidated financial statements, and the notes to those financial statements that are included elsewhere in this quarterly report on Form 10-Q for the quarter ended March 31, 2026 (the “Quarterly Report”).

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

Results of Operations for the Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

Our operations for the three months ended March 31, 2026 and 2025 are outlined below:

	Three Months Ended
	March 31
	2026	2025	$ Change	% Change
Revenue	$1,017,380	$1,166,589	$(149,209)	(13)%
Cost of revenue	850,851	373,150	477,701	128)%
Gross Profit	166,529	793,439	(626,910)	(79)%
Gross Profit Percentage	16%	68%

Operating expense	881,511	1,135,717	(254,206)	(22)%
Other income (expense)	(298,524)	(334,386)	35,862	(11)%
Net loss	$(1,013,506)	$(676,664)	$(336,842)	50%

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

Operating Expenses

For the three months ended March 31, 2026 and 2025 our operating expenses were as follows:

	Three Months Ended
	March 31,
	2026	2025	$ Change	% Change

General and administrative	$862,838	$1,116,793	$(253,955)	(23)%
Sales and marketing	18,673	18,924	(251)	(1)%
Total operating expenses	$881,511	$1,135,717	$(254,206)	(22)%

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

Sales and Marketing Expenses

The sales and marketing expenses primarily consisted of additional focus on cross-sell, upsell and growth in existing contracts from customers. As our retention activities of the assets of Cyren customer base has largely transitioned to increased consumption and quality of service delivery efforts. Sales and marketing expense is basically unchanged as we maintain a steady approach in our sales and marketing efforts.

Other income (expense)

Other income (expenses) for the three months ended March 31, 2026 consisted primarily of interest expense and a gain on settlement as a result of settling with vendors. Other expenses for the three months ended March 31, 2025 consisted of interest expense.

Net Loss

Net loss increased 50% from $676,664 for the three months ended March 31, 2025 to $1,013,506 for the three months ended March 31, 2026. The net loss was mainly derived from an operating loss of $714,982, and interest expense of $469,334. The net loss for the three months ended March 31, 2025 was mainly derived from an operating loss of $342,278, and interest expense of $331,293. The increase in Net Loss was primarily due to the increase in cost of revenue is a result of purchase of a 1-year license related to our TacitRed acquisition and an increase in interest expense.

Liquidity and Capital Resources

Working Capital

The following table provides selected financial data about our company as of March 31, 2026 and December 31, 2025, respectively.

	March 31,	December 31,
	2025	2024	$ Change	% Change
Current assets	$689,507	$1,439,050	$(749,543)	(52)%
Current liabilities	$18,842,890	$18,704,989	$137,901	1%
Working capital deficiency	$(18,153,383)	$(17,265,939)	$(939,003)	(15)%

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of March 31, 2026, we had cash balance of $40,812 and our principal sources of liquidity were trade accounts receivable of $98,695, as compared to cash of $197,364 and trade accounts receivable of $91,686 as of December 31, 2025.

During the last two years, and through the date of this Report, we have faced an increasingly challenging liquidity situation that has limited our ability to execute our operating plan. We will need to obtain capital to continue operations. There is no assurance that we will be able to secure such funding on acceptable terms. During the three months ended March 31, 2026, we reported a loss from operations of $714,892.

As of March 31, 2026, we had assets of cash in the amount of $40,812 and other current assets in the amount of $648,695. As of March 31, 2026, we had current liabilities of $18,842,890. Our accumulated deficit as of March 31, 2026 was $65,325,267.

As of December 31, 2025, we had assets of cash in the amount of $197,364 and other current assets in the amount of $1,241,686. As of December 31, 2025, we had current liabilities of $18,704,989. We accumulated deficit as of December 31, 2025 was $64,311,761.

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

Cash Flow

	Three Months Ended
	March 31,
	2026	2025	Change
Cash provided by (used in) operating activities	$(169,833)	$(164,330)	$(5,503)
Cash used in investing activities	$(13,500)	$-	$(13,500)
Cash provided by financing activities	$26,781	$13,773	$13,008
Cash on hand	$40,812	$17,651	$23,161

Operating Activities

During the three months ended March 31, 2026, we used $169,833 from operating activities, compared to $164,330 used during the three months ended March 31, 2025.

Investing Activities

During the three months ended March 31, 2026, we used $13,500 funds in investing activities. During the three months ended March 31, 2025, we used funds in investing activities of $-0- to acquire property and equipment.

Financing Activities

During the three months ended March 31, 2026, we raised $26,781 from issuance of convertible debt $82,000; proceeds on notes payable of $230,750 and proceeds from related party of $23,414; repayment of convertible note payable of $90,086, and repayment of $181,604 on notes payable. For March 31, 2025 we had net cash inflows for financing activities of $13,773. By comparison, during March 31, 2025, we raised $132,500 from issuance of convertible debt; proceeds from related party of $6,583; repayment of convertible note payable of $50,000, and repayment of $75.310 on notes payable. For March 31, 2025 we had net cash inflows for financing activities of $13,773.

We are dependent upon the receipt of capital investment or other financing to fund our ongoing operations and to execute our business plan. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our plan of operations.

Off-Balance Sheet Arrangements

As of March 31, 2026, we did not have any off-balance sheet arrangements.

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

During the three months ended March 31, 2026, we issued shares of our common stock as follows, pursuant to exemption from registration pursuant to Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder:

●	On January 9, 2026, we issued 36,379,342 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $8,877 of accrued interest.
●	On January 12, 2026, we issued 36,000,000 shares of Common Stock to Auctus Fund, LLC pursuant to a cashless warrant agreement with Auctus Fund, LLC.
●	On January 20, 2026, we issued 39,991,071 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $9,758 of accrued interest.
●	On January 22, 2026, we issued 39,991,000 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $9,758 of accrued interest.
●	On January 28, 2026, we issued 43,982,000 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $10,732 of accrued interest.
●	On January 30, 2026, we issued 43,981,000 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $10,732 of accrued interest.
●	On February 3, 2026, we issued 46,176,000 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $11,267 of accrued interest.
●	On February 4, 2026, we issued 46,175,000 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $11,267 of accrued interest.
●	On March 6, 2026, we issued 52,900,000 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $12,908 of accrued interest.
●	On March 6, 2026, we issued 106,000,000 shares of Common Stock to Quick Capital LLC pursuant to an agreement with Quick Capital LLC, in exchange for $2,911 of principal and $2,249 of accrued interest.
●	On March 10, 2026, we issued 52,800,000 shares of Common Stock to Mast Hill Fund, LP pursuant to an agreement with Mast Hill Fund, LP, in exchange for $12,883 of accrued interest.
●	On March 12, 2026, we issued 40,000,000 shares of Common Stock to Auctus Fund, LLC pursuant to a cashless warrant agreement with Auctus Fund, LLC.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
4.1	Convertible Promissory Note issued the Company in favor of 1800 Diagonal Lending LLC on 26 February 2025 in the original principal amount of $82,250.

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, our Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2026	DATA443 RISK MITIGATION, INC.

	By:	/s/ Jason Remillard
	Name:	JASON REMILLARD
	Title:	Chief Executive Officer, (Principal Executive Officer)

