Form 10-Q
period 2026-06-30
Data443 Risk Mitigation, Inc.
filed 2026-08-14
CIK 1068689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2026

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

Yes ☐ No ☒

The outstanding number of shares of common stock as of August 14, 2026 was 1,313,420,344.

DATA443 RISK MITIGATION, INC.

FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DATA443 RISK MITIGATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(Unaudited)	(Unudited)
Assets
Current assets
Cash	$-	$197,364
Accounts receivable, net	41,744	91,686
Prepaid expense and other current assets	-	1,150,000
Total current assets	41,744	1,439,050

Property and equipment, net	85,259	135,954
Advance payment for acquisition	2,726,188	2,726,188
Intellectual property, net of accumulated amortization	1,751,757	2,089,483
Deposits	1,792	1,792
Total Assets	$4,606,740	$6,392,467

Liabilities and Stockholders’ Deficit
Current Liabilities
Bank overdraft	420	-
Accounts payable and accrued liabilities	5,858,053	5,504,072
Deferred revenue	1,266,793	1,362,867
Interest payable	2,950,985	2,592,472
Notes payable, net of unamortized discount	3,451,978	2,566,177
Convertible notes payable, net of unamortized discount	6,008,678	6,027,102
Due to a related party	152,346	141,958
Finance lease liability	10,341	10,341
Total Current Liabilities	19,699,594	18,204,989

Notes payable, net of unamortized discount - non-current	531,773	1,553,452
Deferred revenues - non-current	506,279	948,862
Total Liabilities	20,737,646	20,707,303

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred stock: 443,443,443 authorized; $0.001 par value Series A Preferred Stock, 443,443,443 shares designated; $0.001 par value; 443,429,935 and 443,429,935 shares issued and outstanding, respectively	149	149
Series B Preferred Stock, 80,000 shares designated; $0.001 par value; Stated value $10.00, 0 and 0 shares issued and outstanding, net of discount, respectively	-	-
Common stock: 4,443,443,443 authorized; $0.001 par value; 1,313,420,344 and 729,044,931 shares issued and outstanding, respectively	1,374,741	790,366
Additional paid in capital	48,763,952	49,206,410
Accumulated deficit	(66,269,748)	(64,311,761)
Total Stockholders’ Deficit	(16,130,906)	(14,314,836)
Total Liabilities and Stockholders’ Deficit	$4,606,740	$6,392,467

See the accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

DATA443 RISK MITIGATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Revenue	$829,695	$1,432,027	$1,847,075	$2,598,616
Cost of revenue	828,551	229,330	1,679,402	602,480
Gross profit	1,144	1,202,697	167,673	1,996,136

Operating expenses
General and administrative	532,017	1,177,987	1,394,855	2,294,780
Sales and marketing	28,760	53,314	47,433	72,238
Total operating expenses	560,777	1,231,301	1,442,288	2,367,018

Loss from operations	(559,633)	(28,604)	(1,274,615)	(370,882)

Other income (expense)
Interest expense	(385,064)	(291,121)	(854,398)	(622,414)
Gain (loss) on settlement of debt	-	-	171,490	-
Gain (loss) on foreign currency exchange	216	1,754	(464)	(1,339)
Total other expense	(384,848)	(289,367)	(683,372)	(623,753)

Income/(loss) before income taxes	(944,481)	(317,971)	(1,957,987)	(994,635)
Provision for income taxes	-	-	-	-
Net income/(loss)	$(944,481)	$(317,971)	$(1,957,987)	$(994,635)

Dividend on Series B Preferred Stock	-	-	-	-
Net income/(loss) attributable to common stockholders	$(944,481)	$(317,971)	$(1,957,987)	$(994,635)

Basic and diluted income/(loss) per Common Share	$(0.0007)	$(0.99)	$(0.001)	$(0.00)
Basic and diluted weighted average number of common shares outstanding	1,313,420,344	322,500	1,178,415,166	227,757,139

See the accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

DATA443 RISK MITIGATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

Six Months Ended June 30, 2026

	Series A				Additional		Total
	Preferred Stock		Common stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2025	149,492	149	729,044,931	790,366	49,206,410	(64,311,761)	(14,314,836)

Common stock issued for conversion of debt	-	-	508,375,413	508,375	(403,835)	-	104,540
Common stock issued for exercised cashless warrant	-	-	76,000,000	76,000	(76,000)	-	-
Stock-based compensation	-	-	-	-	37,377	-	37,377
Net loss	-	-	-	-		(1,957,987)	(1,957,987)
Balance – June 30, 2026	149,492	$149	1,313,420,344	1,374,741	48,763,952	(66,269,748)	(16,130,906)

Three Months Ended June 30, 2026

	Series A				Additional		Total
	Preferred Stock		Common stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – March 31, 2026	149,492	$149	1,313,420,344	1,374,741	48,840,497	(65,325,267)	(15,109,880)

Stock-based compensation	-	-			(76,545)	-	(76,545)
Net loss	-	-				(944,481)	(944,481)
Balance – June 30, 2026	149,492	$149	1,313,420,344	1,374,741	48,763,952	(66,269,748)	(16,130,906)

Six Months Ended June 30, 2025

	Series A Preferred Stock		Common stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2024	149,492	$149	1,150,223	$62,472	$48,592,764	$(61,744,018)	$(13,088,633)

Common stock issued for conversion of preferred stock	(13,000)	(13)	13,000,000	13,000	(12,987)	-	-
Common stock issued for conversion of debt	-	-	212,714,056	212,714	60,461	-	273,175
Common stock issued for service	-	-	892,860	893	49,107	-	50,000
Stock-based compensation	11,953	12	-	14	591,415	-	591,441
Net loss	-	-	-	-	-	(994,635)	(994,635)
Balance – June 30, 2025	148,445	$148	227,757,139	289,093	49,280,760	(62,738,653)	(13,168,652)

Three Months Ended June 30, 2025

	Series A Preferred Stock		Common stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – March 31, 2025	148,445	$148	102,163,687	163,493	49,136,842	(62,420,682)	(13,120,199)

Common stock issued for conversion of debt	-	-	125,593,452	125,593	(90,802)	-	34,791
Stock-based compensation	-	-	-	7	234,720	-	234,727
Net loss	-	-	-	-	-	(317,971)	(317,971)
Balance – June 30, 2025	148,445	$148	227,757,139	289,093	49,280,760	(62,738,653)	(13,168,652)

See the accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

DATA443 RISK MITIGATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,957,987)	$(994,635)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	37,377	641,441
Depreciation and amortization	401,921	417,389
Amortization of debt discount	260,816	95,130
Changes in operating assets and liabilities:
Accounts receivable	49,942	(70,564)
Prepaid expenses and other assets	1,150,000	-
Accounts payable and accrued liabilities	345,467	364,539
Deferred revenue	(538,657)	(700,189)
Deposits	-	31,200
Interest payable	460,142	183,642
Net Cash used in by Operating Activities	209,021	(32,047)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	(13,500)	-
Net Cash used in Investing Activities	(13,500)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable	98,400	132,500
Repayment of convertible notes payable	(131,522)	(50,000)
Proceeds from issuance of notes payable	527,251	-
Repayment of notes payable	(897,403)	(164,987)
Proceeds from related parties	147,181	25,583
Repayment to related parties	(136,792)	(19,583)
Net Cash used in Financing Activities	(392,885)	(76,487)

Net change in cash	(197,364)	(108,534)
Cash, beginning of period	197,364	168,208
Cash, end of period	$0	$59,674

Supplemental cash flow information
Cash paid for interest	56,549	$126,414

Non-cash Investing and Financing transactions:
Settlement of convertible notes payable through issuance of common stock	2,911	$273,175
Common stock issued for exercised cashless warrants	76,000	$-
Conversion of Series A Preferred stock	$-	$13,000

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

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, we have included all adjustments considered necessary for a fair presentation and such adjustments are of a normal recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2025 and notes thereto and other pertinent information contained in our Form 10-K as filed with the SEC on April 16, 2026. The results of operations for the three months ended June 30, 2026, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2026.

Basis of Consolidation

The accompanying unaudited consolidated financial statements as of June 30, 2026 include our accounts and those of our wholly-owned subsidiary, Data 443 Risk Mitigation, Inc., a North Carolina operating company. These unaudited consolidated financial statements have been prepared on the accrual basis of accounting in accordance with US GAAP. All inter company balances and transactions have been eliminated in consolidation.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current presentation. These reclassifications had no impact on net earnings (loss) or and financial position.

Accounts Receivable

Trade receivables are generally recorded at the invoice amount mostly for a one-year period, net of an allowance for credit loss. For the three months ended June 30, 2026, and June 30, 2025, we recorded bad debt expense of $0 and $1,017, respectively

Stock-Based Compensation

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

We recorded approximately $227,602 in stock-based compensation expense for the six months ended June 30, 2026, compared to $641,441 in stock-based compensation expense for the six months ended June 30, 2025. Determining the appropriate fair value model and the related assumptions requires judgment. During the six months ended June 30, 2026, the fair value of each option grant was estimated using a Black-Scholes option-pricing model. The expected volatility represents the historical volatility of our publicly traded common stock. Due to limited historical data, we calculate the expected life based on the mid-point between the vesting date and the contractual term which is in accordance with the simplified method. The expected term for options granted to nonemployees is the contractual life. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of stock options. We have not paid and do not anticipate paying cash dividends on our shares of Common stock; therefore, the expected dividend yield is assumed to be zero.

Contingencies

We account for contingent liabilities in accordance with Accounting Standards Codification (“ASC”) Topic 450, Contingencies. This standard requires management to assess potential contingent liabilities that may exist as of the date of the financial statements to determine the probability and amount of loss that may have occurred, which inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in our financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed in our financial statements. For loss contingencies considered remote, we generally would neither accrue any estimated liability nor disclose the nature of the contingent liability in our financial statements. Management has assessed potential contingent liabilities as of June 30, 2026 and based on that assessment, there are no probable or possible loss contingencies requiring accrual or establishment of a reserve.

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

For the six months ended June 30, 2026 and 2025, respectively, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive:

	Six Months Ended
	June 30,
	2026	2025
	(Shares)	(Shares)
Series A Preferred Stock	149,892,000	148,445,000
Stock options	1,029	864,887
Warrants	158,441	754,200
Total	151,051,470	150,064,087

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

NOTE 3: PROPERTY AND EQUIPMENT

The following table summarizes the components of our property and equipment as of the dates presented:

	June 30,	December 31,
	2026	2025
Furniture and Fixtures	$6,103	$6,103
Computer Equipment	1,053,193	1,053,193
	1,059,296	1,059,296
Accumulated depreciation	(974,037)	(923,342)
Property and equipment, net of accumulated depreciation	$85,259	$135,954

Depreciation expense for the six months ended June 30, 2026 and 2025, was $50,695 and $58,525, respectively.

During the three months ended June 30, 2026 and 2025, we purchased property and equipment of $-0- and $-0-, respectively.

NOTE 4: INTELLECTUAL PROPERTY

The following table summarizes the components of our intellectual property as of the dates presented:

	June 30, 2026	December 31, 2025
Intellectual property:
WordPress® GDPR rights	$46,800	$46,800
ARALOC™	1,850,000	1,850,000
ArcMail License	1,445,000	1,445,000
DataExpressTM	1,388,051	1,388,051
FileFacetsTM	135,000	135,000
IntellyWP™	60,000	60,000
Resilient Network Systems	305,000	305,000
Cyren Engines	3,500,000	3,500,000
Breezemail	5,153	5,152
TacitRed	2,600	2,600
Vaikora	13,500	-
	8,751,104	8,737,603
Accumulated amortization	(6,999,347)	(6,648,120)
Impairment	-	-
Intellectual property, net of accumulated amortization	$1,751,757	$2,089,483

We recognized amortization expense of $351,226 and $358,864 for the six months ended June 30, 2026, and 2025, respectively.

Based on the carrying value of definite-lived intangible assets as of June 30, 2026, we estimate our amortization expense for the next five years will be as follows:

Amortization
Year Ended December 31,	Expense
2026 (excluding the six months ended June 30, 2026)	351,226
2027	704,251
2028	645,918
2029 and thereafter	50,362
1,751,757

NOTE 5: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following table summarizes the components of our accounts payable and accrued liabilities as of the dates presented:

	June 30,	December 31,
	2026	2025
Accounts payable	$2,614,600	$2,609,215
Credit cards	61,074	62,371
Accrued liabilities	3,182,379	2,832,486
	$5,858,053	$5,504,072

NOTE 6: DEFERRED REVENUE

For the three months ended June 30, 2026 and as of December 31, 2025, changes in deferred revenue were as follows:

	June 30,	December 31,
	2026	2025
Balance, beginning of period	$2,311,729	$2,305,453
Deferral of revenue	445,522	2,184,180
Recognition of deferred revenue	(984,179)	(2,177,904)
Balance, end of period	$1,773,072	$2,311,729

As of June 30, 2026 and December 31, 2025, deferred revenue is classified as follows:

	June 30,	December 31,
	2026	2025
Current	$1,266,793	$1,362,867
Non-current	506,279	948,862
	$1,773,072	$2,311,729

NOTE 7: LEASES

Operating lease

At June 30, 2026, future minimum lease payments under operating leases that have initial noncancelable lease terms in excess of one year was $-0-.

Financing leases

We lease computer and hardware under non-cancellable finance leases. The term of those finance leases is 3 years and annual interest rate is 12%. At June 30, 2026 and December 31, 2025, the finance lease obligations included in current liabilities were $10,341 and $10,341, respectively, and finance lease obligations included in long-term liabilities were $0 and $0, respectively. The lease is not in default and there are no penalties and the company does not have to return the equipment in use. As of June 30, 2026 and December 31, 2025, we recorded a security deposit of $0.

At June 30, 2026, future minimum lease payments under the finance lease obligations, are as follows:

Total

2026	10,341
Thereafter	-
10,341
Less: Imputed interest	-
Finance lease liabilities	10,341

Finance lease liability	10,341
Finance lease liability - non-current	$-

As of June 30, 2026 and December 31 2025, finance lease assets are included in property and equipment as follows:

	June 30,	December 31,
	2026	2025
Finance lease assets	$267,284	$267,284
Accumulated depreciation	(267,284)	(267,284)
Finance lease assets, net of accumulated depreciation	$-	$-

NOTE 8: CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

	June 30,	December 31,
	2026	2025
Convertible Notes - Issued in fiscal year 2020	97,946	97,946
Convertible Notes - Issued in fiscal year 2021	508,440	508,440
Convertible Notes - Issued in fiscal year 2022	1,002,216	1,012,426
Convertible Notes - Issued in fiscal year 2023	1,854,584	1,854,584
Convertible Notes - Issued in fiscal year 2024	252,261	355,005
Convertible Notes - Issued in fiscal year 2025	2,243,455	2,200,000
Convertible Notes - Issued in fiscal year 2026	49,776	-
	6,008,678	6,028,401
Less debt discount and debt issuance cost	-	(1,299)
	6,008,678	6,027,102
Less current portion of convertible notes payable	6,008,678	6,027,102
Long-term convertible notes payable	$-	$-

During the six months ended June 30, 2026 and 2025, we recognized interest expense of $316,417 and $257,831, respectively and amortization of debt discount expense of $17,609 and $3,780, respectively.

Conversion

During the six months ended June 30, 2026, we converted notes with principal amounts and accrued interest of $104,540 into 508,375,413 shares of common stock.

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

During the six months ended June 30, 2026, we converted notes with principal amounts and accrued interest of $104,540 into 508,375,413 shares of common stock

●	The Mast Hill Fund, LLC convertible promissory note matured on October 19, 2023. The default annual interest rate of 16% becomes the effective interest rate on the past due principal and interest. As of June 30, 2026 the note had a principle balance of $508,440 and accrued interest of $159,557. The note is currently in default.

The 2021 Convertible Notes also were associated with the following:

●	The issuance of 2 shares of Common stock valued at $133,663.

●	The issuance of 197 warrants to purchase shares of Common stock with an exercise price a range from $4,464 to 21,600. The term in which the warrants can be exercised is 5 years from issue date.

During the six months ended June 30, 2026, in connection with the 2021 Convertible Notes, we repaid principal in the amount of $-0- and interest expense of $27,890.

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

Promissory Notes - Issued in fiscal year 2023

During the year ended December 31, 2023, we issued convertible promissory notes with principal amounts totaling $2,211,083, which resulted in cash proceeds of $2,015,000 after deducting a financing fee of $462,112. The 2023 Convertible Notes have the following key provisions:

●	Terms ranging from 9 to 12 months.

●	Annual interest rates of 9% to 20%.

●	Convertible at the option of the holders after varying dates.

●	Conversion price based on a formula corresponding to a discount (20% or 30% discount) off the lowest trading price of our Common Stock for the 20 prior trading days including the day on which a notice of conversion is received, although one of the 2023 Convertible Notes establishes a fixed conversion price of $.50 per share and two of the 2023 Convertible Notes have a fixed conversion price of $.005 per share.

●	As of the six months ended June 30, 2026, there were no derivative liabilities.

Promissory Notes - Issued in fiscal year 2024

For the three months ended March 31, 2024, we issued convertible promissory notes with principal amounts totaling $86,250, which resulted in cash proceeds of $70,000 after deducting a financing fee of $16,250. The 2024 Convertible Notes have the following key provisions:

●	Terms of 9 months.

●	Annual interest rates of 15%.

●	Convertible at the option of the holders after varying dates.

●	Conversion price based on a formula corresponding to a discount (20% or 30% discount) off the lowest trading price of our Common Stock for the 20 prior trading days including the day on which a notice of conversion is received.

●	As of the six months ended June 30, 2026, there were no derivative liabilities.

Promissory Notes - Issued in fiscal year 2025

For the three months ended March 31, 2025, we issued convertible promissory notes with principal amounts totaling $82,250, which resulted in cash proceeds of $75,000 after deducting a financing fee of $7,250. The 2025 Convertible Notes have the following key provisions:

●	Terms of 12 months.

●	Annual interest rates of 12%.

●	Convertible at the option of the holders after varying dates.

●	Conversion price based on a formula corresponding to a discount (20% or 30% discount) off the lowest trading price of our Common Stock for the 20 prior trading days including the day on which a notice of conversion is received.

●	As of the six months ended June 30, 2026, there were no derivative liabilities.

Promissory Notes - Issued in fiscal year 2026

For the six months ended June 30, 2026, we issued convertible promissory notes with principal amounts totaling $98,400, which resulted in cash proceeds of $75,000 after deducting a financing fee of $16,400. The 2025 Convertible Notes have the following key provisions:

●	Terms of 12 months.

●	Annual interest rates of 12%.

●	Convertible at the option of the holders after varying dates.

●	Conversion price based on a formula corresponding to a discount (20% or 30% discount) off the lowest trading price of our Common Stock for the 20 prior trading days including the day on which a notice of conversion is received.

●	As of the six months ended June 30, 2026, there were no derivative liabilities.

NOTE 9: NOTES PAYABLE

Notes payable consists of the following:

	June 30, 2026	December 31, 2025	Maturity	Interest Rate
Economic Injury Disaster Loan - originated in May 2020	$500,000	$500,000	30 years	3.75%
Promissory note - originated in February 2021	1,305,373	1,305,373	5 years	4.0%
Promissory note - originated in April 2021 (1)	676,693	676,693	1 year	12%
Promissory note - originated in July 2021 (1)	282,000	282,000	1 year	12%
Promissory note - originated in September 2021	1,985	7,940	$1,383.56 monthly payment for 60 months	28%
Promissory note - originated in April 2022	13,542	22,064	$1,695.41 monthly payment for 36 months	16.0%
Promissory note - originated in July 2022	12,641	18,629	$1,485.38 monthly payment for 60 months	18%
Promissory note - originated in August 2022	6,443	9,314	$589.92 monthly payment for 60 months	8%
Promissory note - originated in October 2022	374,703	502,907	$1,749.00 daily payment for 30 days	66%
Promissory note - originated in January 2023	-	464	$237.03 monthly payment for 36 months	25%
Promissory note - originated in March 2023	46,066	52,322	$1,521.73 monthly payment for 60 months	18%
Promissory note - originated in March 2023	-	1,652	$559.25 monthly payment for 36 months	17%
Promissory note - originated in April 2023	21,115	21,115	$3,999.00 monthly payment for 12 months	12%
Promissory note - originated in April 2023	23,054	23,054	$3,918.03 monthly payment for 12 months	6%
Promissory note - originated in August 2023	1,554	4,570	36 months	14%
Promissory note - originated in December 2023	699,250	799,250	12 months	10%
Promissory note - originated in November 2025	-	175,000	3 months	25%
Promissory note - originated in March 2026	283,928	-	3 months	25%
	4,248,347	4,402,347
Less debt discount and debt issuance cost	(264,596)	(282,718)
	3,983,751	4,119,629
Less current portion of promissory notes payable	3,451,978	2,566,177
Long-term promissory notes payable	$531,773	$1,553,452

During the six months ended June 30, 2026 and 2025, we recognized interest expense of $452,766 and $214,971, and amortization of debt discount, included in interest expense of $243,207 and $91,350, respectively.

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

Preferred Stock

As of June 30, 2026, we are authorized to issue 443,443,443 of Series A Preferred Stock with par value of $0.001.

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

During the year ended December 31, 2025 Chief Executive Officer, Jason Remillard converted 13 Series A Preferred Stock into 13,000,000 common stock.

As of June 30, 2026 and December 31, 2025, 443,429,935 and 443,429,935 shares of Series A were issued and outstanding, respectively.

As of June 30, 2026, we are authorized to issue 80,000 of Series B Preferred Stock with a par value of $10.00

Each share of Series B Preferred Stock (i) is convertible into Common Stock at a price per share equal to sixty one percent (61%) of the lowest price for our Common Stock during the twenty (20) days of trading preceding the date of the conversion; (ii) earns dividends at the rate of nine percent (9%) per annum; and, (iii) has no voting rights.

As of June 30, 2026 and December 31, 2025, -0- and -0- shares of Series B were issued and outstanding, respectively.

Common stock

As of June 30, 2026, we are authorized to issue 4,443,443,443 shares of Common stock with a par value of $0.001. All shares have equal voting rights, are non-assessable, and have one vote per share.

During the six months ended June 30, 2026, we issued Common stock as follows:

●	508,375,413 shares issued for conversion of debt;
●	76,000,000 shares issued pursuant to a cashless warrant agreement;

As of June 30, 2026 and December 31, 2025, 1,313,420,344 and 729,044,931 shares of Common stock were issued and outstanding, respectively.

Warrants

A summary of activity during the six months ended June 30, 2026 follows:

	Warrants Outstanding
		Weighted Average
	Shares	Exercise Price
Outstanding, December 31, 2025	616,934	$8.03
Granted	-	-
Exercised	-	-
Forfeited/canceled	-	-
Outstanding, June 30, 2026	616,922	$8.03

During the six months ended June 30, 2026, 76,000,000 warrants were exercised cashless and we issued 76,000,000 shares of Common stock as a result.

The following table summarizes information relating to outstanding and exercisable warrants as of June 30, 2026:

Exercisable Warrants Outstanding
	Weighted Average Remaining	Weighted Average
Number of Warrants	Contractual life (in years)	Exercise Price
26	.07	$21,600.00
5	.25	$21,600.00
55	.30	$5,929.10
124	.48	$4,464.00
32	.86	$3,600.00
3	.86	$3,600.00
270,833	-	$0.60
250,000	-	$0.60
54,167	-	$0.60
41,667	-	$0.60
616,922	.45	$3.32

NOTE 12: STOCK-BASED COMPENSATION

Stock Options

During the six months ended June 30, 2026, we did not grant options for the purchase of our Common stock to certain employees as consideration for services rendered. The terms of the stock option grants are determined by our Board of Directors. Our stock options generally vest upon the one-year anniversary date of the grant and have a maximum term of ten years.

The following summarizes the stock option activity for the six months ended June 30, 2026:

	Options Outstanding	Weighted- Average Exercise Price
Options granted during 2026	684,148	$1.25
Grants	-	-
Exercised	-	-
Cancelled/Forfeited	180,739	-
Balance as of June 30, 2026	503,409	$1.25

The following summarizes certain information about stock options vested and expected to vest as of June 30, 2026:

	Number of Options	Weighted-Average Remaining Contractual Life (In Years)	Weighted-Average Exercise Price
Outstanding	503,409	8.14	$6.15
Exercisable	490,673	7.17	$32.89
Expected to vest	12,736	8.14	$1.24

As of June 30, 2026 and December 31, 2025, there was $11,766 and $371,960, respectively, of total compensation costs related to non-vested stock-based compensation arrangements which we expect to recognized within the next 12 months. The decrease in stock-based compensation is due to an adjustment for forfeited unvested options of employees that were terminated as of June 30,2026

Restricted Stock Awards

The following summarizes the restricted stock activity for the three months ended June 30, 2026:

		Weighted-Average
	Shares	Fair Value
Balance as of December 31, 2025	5,288	$314,361
Shares of restricted stock granted	-	-
Exercised	-	-
Cancelled	-	-
Balance as of June 30, 2026	5,288	$314,361

Number of Restricted Stock Awards	June 30, 2026	December 31, 2025
Vested	413,862	413,862
Non-vested	-	-

NOTE 13: INTEREST EXPENSE

For the six months ended June 30, 2026 and 2025 , the Company recorded interest expense as follows:

	Six Months	Six months
	June 30, 2026	June 30, 2025
Interest expense - convertible notes	$316,417	$257,831
Interest expense - notes payable	209,558	123,621
Other	85,216	145,832
Amortization of debt discount	243,207	95,130
	$854,398	$622,414

NOTE 14: RELATED PARTY TRANSACTIONS

Jason Remillard is our president and Chief Executive Officer and the sole director. Through his ownership of Series A Preferred Shares, Mr. Remillard has voting control over all matters to be submitted to a vote of our shareholders.

During the six months ended June 30, 2026, the Company borrowed $-0- from our CEO, our CEO paid operating expenses of $147,181 on behalf of the Company and the Company repaid $131,793 to our CEO.

As of June 30, 2026 and December 31, 2025, we had due to related party transactions in the amounts of $152,346 and $141,958, respectively.

NOTE 15: SUBSEQUENT EVENTS

The Company does not have any events subsequent to June 30, 2026, through August 14, 2026, the date the financial statements were issued for disclosure consideration, except for the following:

●

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition for the six months ended June 30, 2026 and for the year ended December 31, 2025 should be read in conjunction with our consolidated financial statements, and the notes to those financial statements that are included elsewhere in this quarterly report on Form 10-Q for the quarter ended June 30, 2026 (the “Quarterly Report”).

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

Results of Operations for the Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025

Our operations for the three months ended June 30, 2026 and 2025 are outlined below:

	Three Months Ended
	June 30,
	2026	2025	$ Change	% Change
Revenue	$829,695	$1,432,027	$(602,332)	(42)%
Cost of revenue	828,551	229,330	599,221	261%
Gross Profit	1,144	1,202,697	(1,201,553)	(100)%
Gross Profit Percentage	0%	84%

Operating expense	560,777	1,231,301	(670,524)	(54)%
Other income (expense)	(384,848)	(289,367)	(95,481)	33%
Net loss	$(944,481)	$(317,971)	$(626,510)	197%

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

Operating Expenses

For the three months ended June 30, 2026 and 2025 our operating expenses were as follows:

	Three Months Ended
	June 30,
	2026	2025	$ Change	% Change

General and administrative	$532,017	$1,177,987	$(645,970)	(55)%
Sales and marketing	28,760	53,314	(24,554)	(46)%
Total operating expenses	$560,777	$1,231,301	$(670,524)	(54)%

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

Other income (expense)

Other income (expenses) for the three months ended June 30, 2026 consisted primarily of interest expense and a gain on settlement as a result of settling with vendors. Other expenses for the three months ended June 30, 2026 consisted of interest expense.

Net Loss

Net loss increased 50% from $317,971 for the three months ended June 30, 2025 compared to $944,481 for the three months ended June 30, 2026. The net loss was mainly derived from an operating loss of $560,777, and interest expense of $385,064. The net loss for the three months ended June 30, 2025 was mainly derived from an operating loss of $28,604, and interest expense of $291,121. The increase in Net Loss was primarily due to the increase in cost of revenue is a result of purchase of a 1-year license related to our TacitRed acquisition and an increase in interest expense.

Results of Operations for the Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025

Our operations for the six months ended June 30, 2026 and 2025 are outlined below:

	Six Months Ended June 30,		Change
	2026	2025	$	%
Revenue	$1,847,075	$2,598,616	$(751,541)	(29)%
Cost of revenue	1,679,402	602,480	1,076,922	179%
Gross Profit	167,673	1,996,136	(1,828,463)	(92)%
Gross Profit Percentage	9%	77%

Operating expense	1,442,288	2,367,018	(927,730)	(39)%
Other income (expense)	(683,372)	(623,753)	(59,619)	10%
Net loss	$(1,957,987)	$(994,635)	$(963,352)	97%

Revenue

Revenues decreased by 29% from $2,598,616 for the six months ended June 30, 2025 to $1,847,075 for the six months ended June 30, 2026. We continue to see organic growth in increased consumption of our services that contain storage or volume components, matching our expectations and as is reflected in our continuing Annual Recurring Revenue (“ARR”) growth. We are offering and closing deals based on professional services consulting to further enable our technological capabilities within our existing customer base.

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

Operating Expenses

For the six months ended June 30, 2026 and 2025 our operating expenses were as follows:

	Six Months Ended
	June 30,		Change
	2026	2025	$	%

General and administrative	$1,394,855	$2,294,780	$(899,925)	(39)%
Sales and marketing	47,433	72,238	(24,805)	(34)%
Total operating expenses	$1,442,288	$2,367,018	$(924,730)	(39)%

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

Other income (expense)

Other income (expenses) for the six months ended June 30, 2026 consisted primarily of interest expense and a gain on settlement as a result of settling with vendors. Other expenses for the six months ended June 30, 2025 consisted of interest expense.

Net Loss

Net loss increased 97% from $994,635 for the six months ended June 30, 2025 to $1,957,987for the six months ended June 30, 2026. The net loss was mainly derived from an operating loss of $1,274,615, and interest expense of $854,398. The net loss for the six months ended June 30, 2025 was mainly derived from an operating loss of $370,882, and interest expense of $622,414.

Accumulated Losses

We had a net operating loss carryfowards of approximately $6 million from prior operations in 2017, before our current President and Chief Executive Officer acquired a controlling interest in the company. Subsequent to this and through June 30, 2026, we have relied on convertible notes and other debt instruments that may contain unfavorable discounts, origination fees, and have embedded conversion features that are subject to derivative treatment for accounting purposes. Due primarily to this treatment of convertible notes, debt and related derivative accounting, since 2017, we have accumulated deficits of approximately $14.1 million due to derivative valuations and $17.8 million expensed for interest and amortization of debt discounts for financing and other origination fees.

Liquidity and Capital Resources

Working Capital

The following table provides selected financial data about our company as of June 30, 2026 and December 31, 2025, respectively.

	June 30,	December 31,
	2026	2025	$ Change	% Change
Current assets	$41,744	$1,439,050	$(1,397,306)	(97)%
Current liabilities	$19,699,594	$18,204,989	$1,494,605	8%
Working capital deficiency	$(19,657,850)	$(16,765,939)	$(2,891,911)	17%

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of June 30, 2026, we had cash overdraft balance of $420 and our principal sources of liquidity were trade accounts receivable of $41,744, as compared to cash of $197,364 and trade accounts receivable of $91,686 as of December 31, 2025.

During the last two years, and through the date of this Report, we have faced an increasingly challenging liquidity situation that has limited our ability to execute our operating plan. We will need to obtain capital to continue operations. There is no assurance that we will be able to secure such funding on acceptable terms. During the six months ended June 30, 2026, we reported a loss from operations of $1,274,615.

As of June 30, 2026, we had assets of other current assets in the amount of $41,744. As of June 30, 2026, we had current liabilities of $19,699,594. Our accumulated deficit as of June 30, 2026 was $66,269,748.

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

Cash Flow

	Six Months Ended
	June 30,
	2026	2025	Change
Cash provided by (used in) operating activities	$209,021	$(32,047)	$241,068
Cash used in investing activities	$(13,500)	$-	$(13,500)
Cash provided by financing activities	$(392,885)	$(76,487)	$(316,398)
Cash on hand	$0	$59,674	$(59,674)

Operating Activities

During the six months ended June 30, 2026, we provided $209,021 from operating activities, compared to $32,047 used during the six months ended June 30, 2025.

Investing Activities

During the six months ended June 30, 2026, we used $13,500 funds in investing activities. During the six months ended June 30, 2025, we used funds in investing activities of $-0- to acquire property and equipment

Financing Activities

During the six months ended June 30, 2026, we raised from issuance of convertible debt $98,400; proceeds on notes payable of $527,251 and proceeds from related party of $147,181 and repaid $136,792; repayment of convertible note payable of $131,522, and repayment of $897,403 on notes payable. For June 30, 2026 we had net cash ouflows for financing activities of $392,885. By comparison, During the three months ended June 30, 2025, we raised $132,500 from issuance of convertible debt; proceeds from related party of $25,583 and repaid $19,583 to related party; repayment of convertible note payable of $50,000, and repayment of $164,987 on notes payable. For June 30, 2025 we had net cash outflows for financing activities of $76,487.

We are dependent upon the receipt of capital investment or other financing to fund our ongoing operations and to execute our business plan. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our plan of operations.

Off-Balance Sheet Arrangements

As of June 30, 2026, we did not have any off-balance sheet arrangements.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. However, our chief executive officer and our chief financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under Exchange Act) as of the end of the period reported on this Quarterly Report on Form 10-Q and have concluded that we have material weaknesses and significant deficiencies in our internal control over financial reporting as described below. Accordingly, our disclosure controls and procedures were not sufficient to accomplish their objectives at the reasonable assurance level as of June 30, 2026.

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

Based on our evaluation under the criteria set forth in 2013 Internal Control — Integrated Framework, our management concluded that, as of June 30, 2026 our internal control over financial reporting was not effective because of the identification of material weaknesses described as follows:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended June 30, 2026, we issued shares of our common stock as follows, pursuant to exemption from registration pursuant to Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder:

●	None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, our Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2026	DATA443 RISK MITIGATION, INC.

	By:	/s/ Jason Remillard
	Name:	JASON REMILLARD
	Title:	Chief Executive Officer, (Principal Executive Officer)

